Form 10-Q
period 1998-06-30
OMI CORP/M I
filed 1998-08-13
CIK 1061571

BEING FILED PURSUANT TO RULE 901(d) OF REGULATION S-T

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998


                                       OR


          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the period from __________ to __________


                        COMMISSION FILE NUMBER 001-14135




                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MARSHALL ISLANDS                                         52-2098714
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

       ONE STATION PLACE
          STAMFORD, CT                                              06902
     ---------------------                                       ----------
     (Address of principal                                       (Zip Code)
       executive offices)


        Registrant's telephone number, including area code 203-602-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 13, 1998:

             Common Stock, par value .50 per share   43,117,828 shares

================================================================================

                        OMI CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Statements of
            Income for the three months and six months
            ended June 30, 1998 and 1997 .................................    3

          Condensed Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997 ..........................    4

          Consolidated Statements of Changes in Stockholders'
            Equity for the year ended December 31, 1997
            and the six months ended June 30, 1998 .......................    5

          Consolidated Condensed Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997 ......................    6

          Notes to Condensed Consolidated Financial
            Statements ...................................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................   13


PART II:  OTHER INFORMATION ..............................................   20

SIGNATURES ...............................................................   21

                                   OMI CORPORATION AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                       FOR THE THREE                 FOR THE SIX
                                                          MONTHS                        MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                 -----------------------       -----------------------
                                                   1998           1997           1998           1997
                                                 --------       --------       --------       --------
Revenues ....................................    $ 36,827       $ 32,261       $ 76,859       $ 66,091
                                                 --------       --------       --------       --------
Operating Expenses:
  Vessel and voyage .........................      23,194         18,322         42,962         39,784
  Operating leases ..........................       7,223            647         14,378            657
  Depreciation and amortization .............       5,633          5,750         11,382         11,479
  General and administrative ................       2,567          2,277          4,638          4,636
                                                 --------       --------       --------       --------
    Total operating expenses ................      38,617         26,996         73,360         56,556
                                                 --------       --------       --------       --------
Operating (loss) income .....................      (1,790)         5,265          3,499          9,535
                                                 --------       --------       --------       --------
Other Income (Expense):
  (Loss) gain on disposal of assets-net .....        --              (15)          --              886
  Interest expense-net ......................      (1,659)        (2,785)        (3,282)        (5,374)
                                                 --------       --------       --------       --------
    Net other expense .......................      (1,659)        (2,800)        (3,282)        (4,488)
                                                 --------       --------       --------       --------
(Loss) income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle ............      (3,449)         2,465            217          5,047
(Benefit) provision for income taxes ........     (38,777)         1,097        (37,158)         2,424
                                                 --------       --------       --------       --------
Income before equity in
  operations of joint ventures
  and cumulative effect of change in
  accounting principle ......................      35,328          1,368         37,375          2,623
Equity in operations of joint
  ventures ..................................       1,122          2,577          2,164          3,684
                                                 --------       --------       --------       --------
Income before cumulative effect of
  change in accounting principle ............      36,450          3,945         39,539          6,307
Cumulative effect of change in
  accounting principle, net of tax
  provision of $5,419 .......................        --             --             --           10,063
                                                 --------       --------       --------       --------
Net income ..................................      36,450          3,945         39,539         16,370
Other comprehensive income:
  Reversal of deferred income taxes
   on cumulative translation adjustment .....       2,530           --            2,530           --
                                                 --------       --------       --------       --------
Comprehensive income ........................    $ 38,980       $  3,945       $ 42,069       $ 16,370
                                                 ========       ========       ========       ========
Basic earnings per common share:
Income before cumulative effect of
  change in accounting principle ............    $   0.84       $   0.09       $   0.92       $   0.15
Net income ..................................    $   0.84       $   0.09       $   0.92       $   0.39
Diluted earnings per common share:
Income before cumulative effect of
  change in accounting principle ............    $   0.83       $   0.09       $   0.90       $   0.14
Net income ..................................    $   0.83       $   0.09       $   0.90       $   0.37


See notes to condensed consolidated financial statements.


                        OMI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       JUNE 30,     DECEMBER 31,
                                                         1998           1997
                                                      ---------     -----------
                                                     (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents:
  1998-$7,050 1997-$25,900 .......................    $  21,665      $  30,608
 Receivables:
   Traffic .......................................       13,630          8,151
   Other .........................................        3,359          2,957
 Prepaid expenses and other current assets .......        7,328         10,894
 Vessel held for sale ............................       38,499           --
                                                      ---------      ---------
     Total current assets ........................       84,481         52,610
                                                      ---------      ---------
Vessels and other property, at cost ..............      432,161        425,644
Construction in progress .........................       60,101         56,032
Less accumulated depreciation ....................     (138,170)      (138,648)
                                                      ---------      ---------
Vessels, construction in progress
  and other property-net .........................      354,092        343,028
                                                      ---------      ---------
Investments in, and advances to joint ventures ...       30,309         27,810
Other assets and deferred charges ................       24,302         17,260
                                                      ---------      ---------
Total ............................................    $ 493,184      $ 440,708
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................    $   2,939      $   1,512
  Accrued liabilities:
    Voyage and vessel ............................        8,148          7,230
    Interest .....................................        1,681            287
    Other ........................................        5,089          3,307
  Deferred gain on sale of vessel ................        3,151          3,151
  Current portion of long-term debt ..............       60,188          5,575
                                                      ---------      ---------
     Total current liabilities ...................       81,196         21,062
                                                      ---------      ---------
Advance time charter revenues and other
  liabilities ....................................        5,075          2,828
Deferred gain on sale of vessels .................        9,089         10,665
Payable to parent-net ............................         --           28,691
Deferred income taxes payable ....................        3,100         45,480
Long-term debt ...................................      143,879         48,424
Stockholders' equity .............................      250,845        283,558
                                                      ---------      ---------
Total ............................................    $ 493,184      $ 440,708
                                                      =========      =========


See notes to condensed consolidated financial statements.

                                                  OMI CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE (UNAUDITED)
                                                   SIX MONTHS ENDED JUNE 30, 1998
                                                           (IN THOUSANDS)

                                                                                            Accumulated
                                                                        Net      Retained     Other                       Total
                                        Common Stock     Capital   Intercompany  (Deficit) Comprehensive Comprehensive Stockholders'
                                      Shares    Amount   Surplus   Transactions   Earnings    Income        Income        Equity
                                      ------   -------   --------  ------------  --------- ------------- ------------- -------------
Balance as of January 1, 1997 ......  42,691   $21,346   $238,372    $ 28,146    $(42,374)   $ 4,912                     $250,402

Comprehensive income:
  Net income .......................                                               16,922                  $16,922         16,922
  Net change in valuation account ..                                                             --           --             --
                                                                                                           -------
Comprehensive income ...............                                                                       $16,922
                                                                                                           =======
Retirement of partner's equity
  interest in joint venture ........                          777                                                             777
Capital contribution of
  intercompany account balance
  with subsidiary ..................                        4,100                                                           4,100
Net intercompany transactions ......                                   11,357                                              11,357

Issuance of common stock ...........     375       187       (187)                                                            --
                                      ------   -------   --------    --------    --------    -------                     --------
Balance at December 31, 1997 .......  43,066    21,533    243,062      39,503     (25,452)     4,912                      283,558
Comprehensive income:
  Net income .......................                                               39,539                  $39,539         39,539
  Reversal of deferred income
    taxes on cumulative
    translation adjustment .........                                                           2,530         2,530          2,530
                                                                                                           -------
Comprehensive income ...............                                                                       $42,069
                                                                                                           =======
Capital distribution of net
  intercompany account balance
  with subsidiary ..................                      (76,119)                                                        (76,119)
Net intercompany transactions ......                                    1,337                                               1,337
Capital contribution of net
  intercompany transactions
  with OMI Corp. ...................                       40,840     (40,840)                                               --
Exercise of stock options ..........      50        25        (25)                                                           --
Issuance of common stock ...........     560       280       (280)                                                           --
                                      ------   -------   --------    --------    --------    -------                     --------
Balance at June 30, 1998 ...........  43,676   $21,838   $207,478    $    --     $ 14,087    $ 7,442                     $250,845
                                      ======   =======   ========    ========    ========    =======                     ========


See notes to condensed consolidated financial statements

                                                                -5-

                                  OMI CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                      ------------------------
                                                                        1998            1997
                                                                      --------        --------
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net income ......................................................     $ 39,539        $ 16,370
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle,
       net of income tax provision ..............................                      (10,063)
     Decrease in deferred income taxes ..........................      (39,850)           --
     Depreciation and amortization ..............................       11,382          11,479
     Net intercompany transactions ..............................        1,337              15
     Gain on disposal of assets-net .............................         --              (886)
     Amortization of deferred gain on sale of vessel ............       (1,576)           (364)
     Equity in operations of joint ventures
       over dividends received ..................................       (2,164)         (3,684)
  Changes in assets and liabilities:
     (Increase) decrease in receivables and other
       current assets ...........................................       (2,315)            517
     Advances (from) to joint ventures-net ......................          (74)            198
     Decrease in other assets and
       deferred charges .........................................        1,290           1,578
     Increase (decrease) in accounts payable and
       accrued liabilities ......................................        4,858          (1,695)
     Increase in advance time charter revenues
       and other liabilities ....................................        1,287              11
     Payable to parent-net ......................................       (3,217)          3,793
                                                                      --------        --------
Net cash provided by operating activities .......................       10,497          17,269
                                                                      --------        --------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
  Additions to vessels and other property .......................      (59,731)        (25,145)
  Proceeds from disposition of vessels and other property .......         --            38,977
  Other .........................................................         (261)           --
                                                                      --------        --------
Net other cash (used) provided by investing activities...........      (59,992)         13,832
                                                                      --------        --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from long-term debt
  Payments on long-term debt ....................................       63,750            --
  Payments for debt issue costs .................................      (22,600)        (22,059)
  Capital contribution from parent ..............................         (598)           (123)
                                                                          --             4,100
                                                                      --------        --------
Net cash provided (used) by financing activities ................       40,552         (18,082)
                                                                      --------        --------
Net (decrease) increase in cash and cash equivalents ............       (8,943)         13,019
Cash and cash equivalents at beginning of period ................       30,608          16,056
                                                                      --------        --------
Cash and cash equivalents at end of period ......................     $ 21,665        $ 29,075
                                                                      ========        ========

See notes to condensed consolidated financial statements.


                        OMI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1

OMI Corporation ("OMI" or the "Company"), is an international bulk shipping company incorporated in the Republic of the Marshall Islands, which provides seaborne transportation services primarily of crude oil and petroleum products. The Company is a successor to Universal Bulk Carriers, Inc.("UBC"), a Liberian corporation, which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution to OMI Corp.'s shareholders of one share of UBC common stock for each share of OMI Corp. ("Old OMI") common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol("OMM") on the New York Stock Exchange.

The financial statements and computations of basic and diluted earnings per share (see note 5) have been presented giving effect to the distribution as though it occurred at the beginning of the earliest period presented. Except as indicated, amounts reflected in the financial statements or disclosed in the notes to financial statements relate to the Company's continuing operations and prior year amounts have been reclassified to conform with the current presentation. (See Note 2).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Reference is made to the OMI Corporation Form S-1 filed on May 15, 1998 for additional information.

NOTE 2 -- DISTRIBUTION

As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

          Distribution Agreement - The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes outstanding. The Distribution Agreement also provides that each MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

          The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the Distribution will be charged to and paid by the party incurring such costs or expenses. Except as set forth in the Distribution Agreement or any related agreement, each party shall bear its own costs and expenses incurred after the Distribution Date.

          As part of the Distribution Agreement, OMI has, subject to certain exceptions, provided indemnity to MTC for all taxes attributable to the Distribution and to certain corporate restructuring transactions preceding the Distribution.

          Tax Cooperation Agreement - Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and conducting audits and other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to MTC or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

          Dividends - Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

NOTE 3 -- RELATED PARTY TRANSACTIONS

Receivable from parent-net and Payable to parent-net represent interest bearing and non-interest bearing notes and non-interest bearing advances. Net intercompany transactions represent allocations for income taxes, interest expense on unsecured corporate debt and allocation of general expenses.

Prior to the Distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense (net of tax benefit)were allocated to UBC and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt, the after-tax allocated interest expense and the after tax allocated general and administrative expenses have been included as Net intercompany transactions in Stockholder's equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods presented.

As of the Distribution Date, the cumulative balances of the Net intercompany transactions of $40,840,000 were charged to Capital Surplus and the balance in Receivable from parent-net aggregating $76,119,000 was credited to Capital Surplus. Included in the net receivable from parent was the assumption by OMI (formerly UBC) of the revolving line of credit (see Note 8), the assumption of the 10.25 Senior Notes and the 7% convertible note.

NOTE 4 -- ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

Effective January 1, 1997,the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to three year period. Under the prepaid method survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $10,063,000 (net of income taxes of $5,419,000)for the six months ending June 30, 1997.

NOTE 5 -- EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and the conversion of the 7% convertible note due 2004.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                                          FOR THE                  FOR THE
                                                       THREE MONTHS              SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                   -------------------      --------------------
                                                     1998        1997         1998         1997
                                                   -------     -------      -------      -------
                                                      (in thousands, except per share amounts)

BASIC EARNINGS PER SHARE:
 Weighted average common shares
   outstanding ................................     43,271      42,856       43,172       42,820
                                                   =======     =======      =======      =======
DILUTED EARNINGS PER SHARE:
  Weighted average common shares
    outstanding ...............................     43,271      42,856       43,172       42,820
  7% convertible Note .........................        407         407          407          407
   Options ....................................        283         475          283          475
                                                   -------     -------      -------      -------
  Weighted average common shares-diluted.......     43,961      43,738       43,862       43,702
                                                   =======     =======      =======      =======
BASIC EARNINGS PER COMMON SHARE:
  Income before cumulative effect
    of change in accounting principle .........    $  0.84     $  0.09         0.92      $  0.15
  Cumulative effect of change in
    accounting principle, net of
    income tax provision ......................       --          --           --           0.24
                                                   -------     -------      -------      -------
  Net income per common share .................       0.84     $  0.09         0.92      $  0.39
                                                   =======     =======      =======      =======
DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effect
    of change in accounting principle .........    $  0.83     $  0.09      $  0.90      $  0.14
  Cumulative effect of change in
    accounting principle, net of
    income tax provision ......................                                             0.23
                                                   -------     -------      -------      -------
  Net income per common share .................    $  0.83     $  0.09      $  0.90      $  0.37
                                                   =======     =======      =======      =======


NOTE 6 -- INCOME TAXES

Management estimates that the distribution of shares to the shareholders of OMI Corp. will result in Federal income taxes becoming currently payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on previously excluded foreign ("Subpart F") income and on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes, $38,887,000 of the balance of deferred income taxes was credited to income, leaving a balance of $3,100,000.

NOTE 7 -- SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest paid of approximately $2,206,000 and $3,737,000 for the six months ended June 30, 1998 and 1997, respectively.

In March 1997 the Company delivered a vessel with net book value of $9,800,000 to new owners as part of an exchange transaction. Cash in the amount of $11,000,000 was received and was held in an escrow account until the delivery of the vessel in April 1997 to the Company which completed the exchange transaction.

NOTE 8 -- DEBT

At the date of the Distribution, the Company has a credit facility which provides for a line of credit in the amount of $122,000,000 (not to exceed 70 percent of the fair market value of the vessels securing the loan). The credit facility is secured by eleven vessels with a book value aggregating
$175,643,000 at June 30, 1998. The Notes under the Credit Facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semi-annual reductions in the amount which can be outstanding, the first five are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. At June 30, 1998, seven semi-annual reductions remain. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute other vessels as collateral.

On June 4, 1998, the Company entered into a secured revolving credit agreement in the amount of $53,000,000, to refinance two Panamax tankers and finance two Product Carriers (see Note 11) when delivered. The loan consists of three tranches; on June 9, 1998, the Company drewdown $16,000,000 to refinance two Panamax tankers. The $16,000,000 is to be repaid in quarterly installments over the next five years and bears interest at LIBOR plus a margin ranging from 65-95 basis points which is computed based on the Company's funded debt to capitalization ratio.

On June 4, 1998, the Company entered into a $71,500,000 secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35,750,000 was drawn to finance the first vessel(See Note 11). The availability of the facility is reduced on a semi-annual basis by $1,294,000 beginning 18 months after the initial drawdown, to a balloon of $13,750,000 and will mature 10 years after the initial drawdown date. The facility bears interest at LIBOR plus a margin ranging from 0.85%-0.95%.

On July 6, 1998, the Company entered into an agreement with its current lender for a $77,000,000 secured reducing revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. The Company drew down $37,800,000 on July 20, 1998 to finance the delivery of the newbuilding delivered July 23, 1998. The availability under the facility is reduced semiannually by $__ beginning 18 months after the initial drawdown and matures on July 20, 2006. The facility bears interest at LIBOR plus a margin ranging from 60 to 100 basis points.

The Company also has two revolving credit facilities for amounts up to $50,000,000 and $75,000,000. These revolving credit facilities are to be used to finance, on a interim basis, the acquisition of vessels (other than the newbuildings) and will be secured by such vessels.

NOTE 9 -- JOINT VENTURE INFORMATION

Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea") are both 49.0 percent owned by the Company and are accounted for using the equity method. Summarized income statement information for the three and six months ended June 30, 1998 and 1997 is as follows:

                                         FOR THE THREE                              FOR THE SIX
                                     MONTHS ENDED JUNE 30,                     MONTHS ENDED JUNE 30,
                          ---------------------------------------     ---------------------------------------
                                AMAZON              WHITE SEA              AMAZON               WHITE SEA
                          -----------------     -----------------     -----------------     -----------------
                           1998       1997       1998       1997       1998       1997       1998       1997
                          ------     ------     ------     ------     ------     ------     ------     ------
                                                            (in thousands)

Revenues ..............   $5,489     $6,114     $2,545     $3,313     $8,000     $8,294     $5,077     $6,290
Expenses ..............    3,880      3,853      2,047      2,199      5,186      5,424      3,910      4,293
                          ------     ------     ------     ------     ------     ------     ------     ------
Operating income ......   $1,609     $2,261     $  498     $1,114     $2,814     $2,870     $1,167     $1,997
                          ======     ======     ======     ======     ======     ======     ======     ======
Cumulative effect
  of change in
  accounting
  principle ...........      --         --         --         --         --         --         --      $1,196
                          ======     ======     ======     ======     ======     ======     ======     ======
Net income ............   $1,868     $1,108     $  497     $1,102     $3,112     $1,746     $1,179     $3,142
                          ======     ======     ======     ======     ======     ======     ======     ======


NOTE 10 -- FINANCIAL INFORMATION RELATING TO SEGMENTS OF FOREIGN OPERATIONS

The Company organizes its business principally into two segments. These segments and their respective operations are as follows:

Product Carrier Fleet -- Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, Panamaxes and Handysize vessels.

Crude Oil Tanker Fleet -- Includes vessels that normally carry crude oil and "dirty" products. This fleet includes two sizes of vessels, Suemaxes and an Aframax.

The following is a summary of operations by major operating segments:

                                                      FOR THE THREE           FOR THE SIX
                                                         MONTHS                  MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                  -------------------     -------------------
                                                    1998        1997        1998        1997
                                                  -------     -------     -------     -------
                                                                 (in thousands)

TOTAL REVENUES:
Foreign:
  Product Carrier Fleet ......................    $14,393     $16,263     $27,650     $33,707
  Crude Oil Tanker Fleet .....................     22,438      15,874      49,197      30,919
  Other ......................................         (4)        124          12       1,465
                                                  -------     -------     -------     -------
    Total ....................................    $36,827     $32,261     $76,859     $66,091
                                                  =======     =======     =======     =======
(LOSS) INCOME BEFORE INCOME TAXES,
  EQUITY IN OPERATIONS OF JOINT
  VENTURES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE:
Foreign:
  Product Carrier Fleet ......................    $   300     $ 5,760     $ 1,028     $ 7,615
  Crude Oil Tanker Fleet .....................      1,044       1,416       5,110       1,716
  General and administrative expense
    not allocated to vessels .................     (1,862)     (1,152)     (2,739)     (2,330)
  Other ......................................     (2,931)     (3,559)     (3,182)     (1,954)
                                                  -------     -------     -------     -------
    Total ....................................    $(3,449)    $ 2,465     $   217     $ 5,047
                                                  =======     =======     =======     =======

Mortgage debt of OMI Corp. previous to the Distribution and its related interest expense were allocated to UBC based upon the value of the vessel collateralizing the debt.

General and administrative expense included in determining income before income taxes, equity in operations of joint ventures and cumulative effect of accounting principle includes an allocation of costs of corporate administrative services provided by OMI Corp. up to the Distribution date. UBC was charged a fixed amount per month per vessel for vessel management and accounting activities and is charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating such expenses were reasonable.

NOTE 11 -- VESSEL ACQUISITIONS AND DISPOSALS

On June 9,1998, the Company took delivery of a newbuilding, double-hulled Suezmax tanker, previously under construction. Subsequent to June 30, 1998, the Company took delivery of two additional doubled-hulled Suezmax newbuildings, one on July 23, 1998 and one on August 11, 1998. Each of the three vessels cost approximately $54,000,000 (before capitalized interest). The Company has contracted for two additional 312,000 dwt Suezmax tankers and two 35,000 dwt product carriers in the same shipyard. The Suezmaxes will be delivered in the first quarter of 1999 and the second quarter of 2000. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999.

On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45,500,000. The vessel, which is included in vessel held for sale, will be delivered to the new owners in August 1998.

On May 20, 1997, the Company sold the ALTA for approximately $39,900,000 and simultaneously leased the vessel for a five year term. The gain on the sale of approximately $15,700,000 has been deferred and will be credited to income as an adjustment to lease expense over the term of the lease. The lessor has the option to cancel the lease at any time after two years upon the payment of a $1,000,000 termination fee. The balance of the deferred gain was $12,240,000 at June 30, 1998.

NOTE 12 -- SUBSEQUENT EVENT

On August 4, 1998, the Board of Directors approved a plan to repurchase up to
4.4 million shares of the Company's common stock.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI Corporation ("OMI or the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as Form S-1 filed on May 15, 1998.

     The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company's does not publicly update its forward- looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

GENERAL

   Overview

     OMI provides seaborne transportation services for crude oil, refined petroleum products, and, to a much lesser extent, dry bulk cargoes (primarily iron ore, coal and grain) through a joint venture. The Company is a successor to Universal Bulk Carriers, Inc.("UBC"), a Liberian corporation, which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") of one share of UBC common stock for each share of OMI Corp. ("Old OMI") common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol ("OMM") on the New York Stock Exchange.

     Net income for the six months ended June 30, 1998 was $39.5 million compared to $16.4 million for the six months ended June 30, 1997. Included in 1998 income of $39.5 million is a benefit of $38.9 million for federal income taxes. In connection with the Distribution, described above, OMI became a decontrolled corporation and the deferred income taxes which had been previously recorded were reversed. Included in the 1997 income of $16.4 million is income of $10.1 million, net of tax, from the cumulative effect of a change in accounting principle.

MARKET OVERVIEW

     The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Freight rates in this market were relatively strong from 1995 through the first quarter of 1997 showing substantial seasonal improvement in the winter months. Product tanker rates reached a very high level early in 1997 but receded gradually after that as a result of reduced oil product imports in the Pacific region due to refinery capacity additions in the area and lower oil consumption because of the financial crisis in southeast Asia and Korea, lower heating oil consumption in the Northern Hemisphere due to the mild weather this past winter, higher throughput in industrialized countries, and higher product tanker fleet growth relative to product tanker ton-mile demand. Rates declined to a low level in the first quarter of this year not seen since 1992. Average freight rates for handysize product tankers in the first half of 1998 were substantially lower than the rates prevailing in the same period a year ago.

     The Company's handysize product tankers are currently employed in the spot market. Though the Company's strategy has been to operate approximately 50% of its product tankers on time charter, however, current weak product tanker market conditions have precluded it from doing so.

     OMI and Heidenreich Marine Inc. ("Heidmar"), an owner and operator of a modern fleet of 40,000 to 80,000 dwt tankers have formed a jointly owned company named "OMI-Heidmar Shipping LLC" to market tankers in the Far East. Currently, this company operates seven Handysize and Handymax product tankers, including two OMI handysize vessels. In addition, OMI has time chartered one of its Panamax product tankers to Heidmar and has put its other two Panamax product tankers into the Heidmar/Pleiades pool of Panamax crude/products tankers which comprises 22 vessels and operates worldwide.

     The Company has on order with a South Korean shipyard two 35,000 dwt product carriers. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999.

     The Company's Suezmax tanker fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, the growth potential in the crude oil market and the fleet age distribution (more than 40% of the fleet is 20 or more years old).

     The improvement in tanker freight rates which began in 1995 continued in 1998 for VLCC and Suezmax tankers. The rate gains in the last few years have been the result of growth in world oil demand which together with a modest increase in the supply of tankers have created a better tanker supply/demand balance. Average freight rates in the first half of 1998 were higher for VLCC and Suezmax tankers but substantially lower for Aframax vessels compared to the rates prevailing in the same period a year ago. However, it should be mentioned that, in the short-term, there could be a rate weakness as a result of the relatively high world oil inventories, the proposed OPEC oil production cuts, weakness in oil demand due to the Southeast Asia financial crisis and the relatively large tanker newbuilding delivery schedule next year. OMI currently operates all but one of it Suezmax tankers, including three chartered-in vessels, in the spot market.

     In order to renew and improve the efficiency of its Suezmax fleet, the Company ordered five vessels from a South Korean shipyard (with an option for two more). The Company has taken delivery of the first three Suezmaxes in June, July and August of 1998. Of the remaining two Suezmax newbuildings one is scheduled for delivery in January 1999 and the other in May 2000.

     Furthermore, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and a Norwegian shipping company (the owner of one of the world's largest and more modern Suezmax fleets) combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance currently markets 28 Suezmax tankers (including the TANANA which is being held for sale), comprising about 17% of the total Suezmaxes trading in the Atlantic basin. As result of Alliance's strong marketing position the Company has been able to establish important relationships and contracts with a number of large oil companies. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls when cargo is available (that is, transporting cargo on the return trip when a ship would normally be empty) which will improve vessel earnings.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues, which equals voyage revenues minus vessel and voyage expenses, because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, drydock, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, by charterers and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $19.5 million for the six months ended June 30, 1998 decreased by a net of $6.1 million for the same period in 1997. Net voyage revenue of $6.4 million decreased $6.9 million for the second quarter of 1998 compared to $13.3 million for the second quarter of 1997. Net voyage revenues for the six months and three months ended 1998 and 1997 are as follows by the market segments in which OMI primarily operates.


                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                     ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   --------------------
                                                   1998       1997        1998       1997
                                                ---------    --------   --------    --------
                                                              (IN THOUSANDS)
VOYAGE REVENUES:
  Product Carrier Fleet .....................   $ 14,393    $ 16,263    $ 27,650    $ 33,707
  Crude Oil Tanker Fleet ....................     22,438      15,874      49,197      30,919
  All Other .................................         (4)        124          12       1,465
                                                --------    --------    --------    --------
       Total ................................   $ 36,827    $ 32,261    $ 76,859    $ 66,091
                                                ========    ========    ========    ========

VESSEL, VOYAGE AND OPERATING LEASE EXPENSES:
  Product Carrier Fleet .....................   $  9,744    $  7,822    $ 17,558    $ 17,760
  Crude Oil Tanker Fleet ....................     17,983      10,865      37,125      21,738
  All Other .................................      2,690         282       2,657         943
                                                --------    --------    --------    --------
       Total ................................   $ 30,417    $ 18,969    $ 57,340    $ 40,441
                                                ========    ========    ========    ========

NET VOYAGE REVENUES:
  Product Carrier Fleet .....................   $  4,649    $  8,441    $ 10,092    $ 15,947
  Crude Oil Tanker Fleet ....................      4,455       5,009      12,072       9,181
  All Other .................................     (2,694)       (158)     (2,645)        522
                                                --------    --------    --------    --------
       Total ................................   $  6,410    $ 13,292    $ 19,519    $ 25,650
                                                ========    ========    ========    ========


FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 VERSUS JUNE 30, 1997

     Net voyage revenues decreased $6.1 million for the six months and $6.9 million for the three months ended June 30, 1998. These decreases include decreases in other net voyage revenue of $3.2 million and $2.5 million for the six and three months, respectively, which relate primarily to the sale of the LPG carrier in 1997 and increases in management fee expense not specifically allocated to vessel expenses. Other changes are discussed as follows according to the two market segments in which OMI primarily operates.

Product Carrier

     The product carrier fleet consisted of thirteen vessels (ten Handysize and three Panamaxes) in both June 30, 1998 and 1997. At June 30, 1998, three of the Handysize and one Panamax were on time charters. Another Panamax is on time charter carrying crude oil in 1998, explaining a portion of the decrease in net voyage revenue for the product or "clean" group in 1998.

     Net voyage revenues decreased by $5.9 million for the six months ended June 30, 1998 compared to the same period in 1997. Net voyage revenue decreased for the six months ending June 30, 1998 for all but two of the product carriers . The decreases are due to the market decline in rates mentioned in the overview. Of the two product carriers that earned greater net voyage revenues in 1998, one was on time charter and one was acquired in April 1997.

     Net voyage revenues of $4.6 million decreased $3.8 million in the second quarter of 1998 from $8.4 million in the same period in 1997. The decrease in the second quarter is attributable to lower rates for substantially all the vessels operating in the spot market.

Crude Tanker Fleet

     For the six months ending June 30, 1998, the crude fleet consisted of seven wholly owned vessels (six Suezmaxes and one Aframax) and four chartered-in Suezmaxes; nine of the vessels are currently operating in the spot market. One vessel, which had been on a long-term time charter, was redelivered in the fourth quarter of 1997. In 1997, OMI owned five Suezmaxes, one Aframax and chartered- in one vessel (beginning in May 1997 as part of a sale-leaseback transaction). During the six months ended June 30, 1997, two of the vessels were time chartered out.

     Net voyage revenues of $12.1 million generated by the crude tanker fleet increased $2.9 million for the six months ended June 30, 1998 from $9.2 million for the comparable period in 1997. The increase in net voyage revenues can be attributed to three reasons; a Panamax which had been carrying clean products began carrying crude in 1998, another vessel was on time charter for the full six months of 1998 at a better rate than the 1997 spot/time charter combined earnings, and three additional vessels were chartered-in in 1998. Net voyage revenues were reduced by decreases in revenues for the remainder of the fleet as a result of lower rates in the spot market in 1998 due to the lower demand for oil already explained in the market overview. Additionally, the net voyage revenues earned by the vessel on sale leaseback is substantially less due to lease expense (this decrease is however, compensated for by the gain on the sale).

     Net voyage revenues of $4.5 million decreased $0.5 million in the second quarter of 1998 compared to $5.0 million in the second quarter of 1997. The decrease in the crude group for the second quarter is attributed to the decrease in spot rates which declined from the first quarter. Additionally, the increase in operating lease expense for the vessel sold and leased back contributed to the decrease. Decreases were offset in part by revenues of two vessels, a Panamax carrying crude in 1998 and an Aframax operating on a more profitable time charter.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative expenses. For the six months ended June 30, 1998, these expenses decreased $0.1 million to $16.0 million, from $16.1 million for the same period in 1997. Other operating expenses increased $0.2 million for the three months ended June 30, 1998 compared to the same period in 1997. Depreciation expense decreased a net $0.1 million for the six months and the three months ended June 30, 1998 compared to the same periods in 1997 due to the sale of a crude oil tanker in May 1997 offset in part by depreciation of the newbuilding delivered in June 1998.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of gain on disposal of assets-net and interest expense-net. Net other expense decreased by $1.2 million from $4.5 million to $3.3 million for the six months ended June 30, 1998 compared to the same period in 1997. Gain on sale of assets-net decreased $0.9 million due to the gain on sale in March 1997 of the GENERAL. No assets were disposed of during the six months ending June 30, 1998. Interest expense-net decreased by $2.1 million for the six months and $1.1 million for the three months ended June 30, 1998 compared to 1997 due to the following; an increase in capitalized interest for the six vessels under construction during the six and three months ending June 30, 1998 compared to four vessels in 1997 and lower average interest rates and average debt.

PROVISION (BENEFITS) FOR INCOME TAXES

     The income tax benefit of $37.2 million includes a provision for federal income taxes of $1.7 million for the period from January 1, 1998 through June 17, 1998 (the date of the Distribution), net of the benefit of $38.9 million representing the reversal of deferred income taxes at the distribution date, as the Company became a decontrolled corporation.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $1.5 million to $2.2 million for the six months ended June 30, 1998 compared to $3.7 million for the same period in 1997. The decrease is primarily attributed to Mosaic Alliance Corporation ("Mosaic"), a 49.9 percent joint in 1997, by $1.7 million, White
Sea of $0.5 million offset by an increase in Amazon of $0.7 million. In December 1997, the Company purchased its partners' 50.1 percent interest in Mosaic. Mosaic's equity in earnings of $1.4 million for the first six months of 1997 was a result of a $1.9 million gain on the sale of a vessel and an operating loss of $0.5 million.

     Equity in operations of joint ventures decreased by $1.5 million to $1.1 million for the three months ended June 30, 1998 compared to $2.6 million for the same period in 1997. The decrease is primarily due to Mosaic ($1.5 million), White Sea ($0.4 million) offset by in increase in Amazon ($0.4 million).

BALANCE SHEET

     On February 3, 1998, the Company entered into an agreement for the sale of the TANANA for $45.5 million. The vessel, which is included in current assets as held for sale, was delivered to the new owners in August 1998. The mortgage payable of $31.4 million related to the vessel was included in current maturities of long-term debt at June 30, 1998.

     On June 9, 1998, the Company took delivery of a newly constructed double hulled Suezmax tanker, increasing vessels by $56.0 million and debt by $35.8 million.

     The distribution of OMI affected the balance sheet as follows: deferred taxes of $38.9 million were reversed into income, the receivable from parent-net aggregating $76.1 million and the balance of Net intercompany transactions of $40.8 were charged to Capital surplus, and debt increased $108.9 million for debt assumed from the parent company (see Financing section).

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $21.7 million at June 30, 1998 decreased $8.9 million from cash and cash equivalents of $30.6 million at December 31, 1997. The Company's working capital of $3.2 million decreased $28.3 million from working capital of $31.5 million at June 30, 1997. Current assets increased $31.9 million primarily due to the increase in vessel held for sale at June 30, 1998. Current liabilities increased $60.1 million primarily due to the increase in current maturities of long-term debt, which was assumed from the parent company at the time of the Distribution (See Financing Facilities) and the balance of the debt related to the TANANA. Net cash provided by operating activities decreased $6.8 million to $10.5 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

     Cash provided by financing activities was $40.6 million in 1998 compared to cash used of $18.1 million for the six months ended 1997. Payments on long-term debt of $22.6 million were made in 1998. Included in the payments of $22.6 million were unscheduled payments of $20.6 million from the refinancing of two vessels. Proceeds from the issuance of long-term debt of $63.8 million include proceeds of $35.8 million for the financing of a new vessel, $16.0 million from refinancing of two vessels and $12.0 million drawn on a line of credit in June 1998 which was repaid in July 1998. In the six months ended June 30, 1997, $4.1 million was received from the Company's parent, Old OMI, as a capital contribution and $22.1 million of debt was repaid (including $16.9 million from the sale of a vessel).

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $60.0 million, a decrease of $73.8 million from cash provided by investing activities of $13.8 million for the six months ending June 30, 1997. Cash used by investing activities increased in 1998 due to the acquisition of a new vessel and additions to vessels under construction. Additionally, in 1997, the Company received proceeds from the sale of the ALTA of $39.0 million and there were no disposals in 1998.

FINANCING FACILITIES

     Prior to the Distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense, net of tax, were allocated to UBC and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt and the after-tax allocated interest expense and the after tax allocated general and administrative expenses had been included in Net intercompany transactions in Stockholder's equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods presented.

     At the date of the Distribution, the Company has a credit facility which provides for a line of credit in the amount of $122.0 million(not to exceed 70 percent of the fair market value of the vessels securing the loan). The credit facility is secured by eleven vessels with a book value aggregating $175.6 million at June 30, 1998. The Notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semi-annual reductions (seven currently remaining at June 30, 1998) in the amount which can be outstanding, the first five are $5.5million, the next four are $8.9 million and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute another vessels as collateral.

     On June 4 , 1998, the Company entered into a new secured revolving credit agreement with banks, in the amount of $53.0 million, to refinance two Panamax tankers and to finance two Product Carriers when delivered. The loan consists of three tranches; on June 9, 1998, the Company drew down $16.0 million to refinance two Panamax tankers. The $16.0 million is to be repaid in quarterly installments over the next five years and bears interest at LIBOR plus a margin ranging from 65-95 basis points based on the Company's funded debt to capitalization ratio.

     On June 4, 1998, the Company entered into a $71.5 million secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35.7 million was drawn to finance the first vessel. The availability of the facility is reduced on a semi-annual basis by $1.3 million beginning 18 months after the initial drawdown, with a balloon payment of $13.7 million at maturity which is ten years from the initial drawdown date. The facility bears interest at LIBOR plus a margin ranging from 0.85%-0.95%.

     On July 6, 1998, the Company entered into an agreement with its current lender for a $77.0 million secured reducing revolving Credit Facility to finance two Suezmax tankers upon their delivery from the yard. The Company drew down $37.8 million on July 20, 1998 to finance the delivery of the newbuilding delivered July 23, 1998. The availability under the facility is reduced semiannually by $3.0 million beginning 18 months after the initial drawdown, with a balloon payment due at maturity on July 20, 2006. The facility bears interest at LIBOR plus a margin ranging from 60 - 100 basis points.

     The Company also has two revolving credit facilities for amounts up to $50.0 million and $75.0 million. These revolving credit facilities are to be used to finance, on a interim basis, the acquisition of vessels (other than the newbuildings) and will be secured by such vessels.

     Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. At June 30, 1998, the Company was in compliance with all it financial covenants.

     The Company believes that the actions it has taken in the last year to improve its liquidity and financial position will give the Company greater financial flexibility to fund its vessel acquisition program and finance its other cash needs.

OTHER COMMITMENTS

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At June 30, 1998, no such deficiencies have been funded.

AGREEMENTS

     As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

     Distribution Agreement - The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities of with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes outstanding. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

     The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the Distribution will be charged to and paid by the party incurring such costs or expenses. Except as set forth in the Distribution Agreement or any related agreement, each party shall bear its own costs and expenses incurred after the Distribution Date.

     As part of the Distribution Agreement, OMI has, subject to certain exceptions, provided indemnity to MTC for all taxes attributable to the Distribution and to certain corporate restructuring transactions preceding the Distribution.

     Tax Cooperation Agreement - Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior and after the Distribution and related matters such as the filing of tax returns and the conduct of audits and to other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to MTC or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

     Dividends - Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000

     The "Year 2000 issue" arises from the fact that many computer hardware and software systems use only two digits to represent the year. As a result, these systems may not calculate dates beyond 1999, which may result in system failures. The Company has taken steps to ensure that its systems will be year 2000 compliant. The Company has been in the process over the last year in upgrading its hardware and software systems for business reasons other than Year 2000 compliance. Therefore, the Company believes, after conversion to the new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the Year 2000 readiness of the company's customers, supplier and business partners may vary.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                    None.

ITEM 2 - CHANGES IN SECURITIES

                    None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

ITEM 5 - OTHER INFORMATION

                    None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  a.  EXHIBITS

      27 OMI Corporation - Financial Data Schedule, dated June 30, 1998.

  b.  REPORTS ON FORM 8-K

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMI CORPORATION


             -------------------------------------------------------
                                  (REGISTRANT)


DATE:   AUGUST 13, 1998             BY: /s/ CRAIG H. STEVENSON, JR.
       ------------------------        -----------------------------------------
                                       Craig H. Stevenson, Jr.
                                       President, Chief Executive Officer
                                       and Chairman of the Board

DATE:   AUGUST 13, 1998             BY: /s/ VINCENT DE SOSTOA
       ------------------------        -----------------------------------------
                                       Vincent De Sostoa
                                       Senior Vice President and
                                       Chief Financial Officer