Form 10-Q
period 1998-09-30
OMI CORP/M I
filed 1998-11-13
CIK 1061571

BEING FILED PURSUANT TO RULE 901(d) OF REGULATION S-T

                                   ----------

                                    FORM 10-Q

                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the period from_________________ to_________________


                                                          COMMISSION FILE NUMBER
                                                                 001-14135
                                                          ----------------------

                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MARSHALL ISLANDS                                             52-2098714
-------------------------------                             --------------------
(State or other jurisdiction                                (I.R.S. Employer
  incorporation or organization)                              Identification No.


  ONE STATION PLACE
     STAMFORD, CT                                                       06902
--------------------                                                  ----------
(Address of principal                                                 (Zip Code)
  executive offices)

        Registrant's telephone number, including area code 203-602-6700
                                                          -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X        No
                   -------        -------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 13, 1998:

             Common Stock, par value .50 per share 43,676,000 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS

             Condensed Consolidated Statements of
               Operations for the three months and nine months
               ended September 30, 1998 and 1997 ..........................    3

             Condensed Consolidated Balance Sheets--
               September 30, 1998 and December 31, 1997 ...................    4

             Consolidated Statements of Changes in Stockholders'
               Equity for the year ended December 31, 1997 and
               the nine months ended September 30, 1998 ...................    5

             Consolidated Condensed Statements of Cash Flows for
               the nine months ended September 30, 1998 and 1997 ..........    6

             Notes to Condensed Consolidated Financial
               Statements .................................................    7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............   14


PART II:  OTHER INFORMATION ...............................................   24

     SIGNATURES ...........................................................   25

                                 OMI CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)


                                                      FOR THE THREE             FOR THE NINE
                                                         MONTHS                    MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                ------------------------   ------------------------
                                                     1998        1997           1998        1997
                                                  --------    --------       --------    --------
Revenues ......................................   $ 38,124    $ 33,642       $114,983    $ 99,733
Operating Expenses:                               --------    --------       --------    --------
  Vessel and voyage ...........................     19,261      17,422         62,223      57,206
  Operating leases ............................      6,033       2,883         20,411       3,540
  Depreciation and amortization ...............      6,438       5,577         17,820      17,056
  General and administrative ..................      2,203       2,229          6,841       6,865
                                                  --------    --------       --------    --------
    Total operating expenses ..................     33,935      28,111        107,295      84,667
                                                  --------    --------       --------    --------
Operating income ..............................      4,189       5,531          7,688      15,066
                                                  --------    --------       --------    --------
Other Income (Expense):
  Gain on disposal of assets-net ..............      6,625        --            6,625         886
  Interest expense-net ........................     (2,759)     (2,325)        (6,041)     (7,699)
  Other-net ...................................     (1,010)       --           (1,010)       --
                                                  --------    --------       --------    --------
    Net other income (expense) ................      2,856      (2,325)          (426)     (6,813)
                                                  --------   --------        --------    --------
Income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle ..............      7,045       3,206          7,262       8,253
Provision(benefit) for income taxes ...........       --         1,510        (37,158)      3,934
                                                  --------    --------       --------    --------
Income before equity in
  operations of joint ventures
  and cumulative effect of change in
  accounting principle ........................      7,045       1,696         44,420       4,319
Equity in operations of joint
  ventures ....................................        998      (3,774)         3,162         (90)
                                                  --------    --------       --------    --------
Income (loss) before cumulative effect
  of change in accounting principle ...........      8,043      (2,078)        47,582       4,229
Cumulative effect of change in
  accounting principle, net of tax
  provision of $5,419 .........................       --          --             --        10,063
                                                  --------    --------       --------    --------
Net income (loss) .............................      8,043      (2,078)        47,582      14,292
Other comprehensive income:
  Reversal of deferred income taxes
   on cumulative translation adjustment .......       --          --            2,530        --
                                                  --------    --------       --------    --------
Comprehensive income (loss) ...................   $  8,043   $  (2,078)      $ 50,112    $ 14,292
                                                  ========    ========       ========    ========

BASIC EARNINGS PER COMMON SHARE:
Income (loss) before cumulative effect
  of change in accounting principle ...........   $   0.19    $  (0.05)      $   1.11    $   0.10
Net income (loss) .............................   $   0.19    $  (0.05)      $   1.11    $   0.33
DILUTED EARNINGS PER COMMON SHARE:
Income (loss) before cumulative effect
  of change in accounting principle ...........   $   0.19    $  (0.05)      $   1.10    $   0.10
Net income (loss) .............................   $   0.19    $  (0.05)      $   1.10    $   0.33

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                    ------------    ------------
                                                     (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents:
  1998-$6,301, 1997-$25,900 ........................  $ 22,364       $ 30,608
 Receivables:
   Traffic .........................................     9,950          8,151
   Other ...........................................     3,789          2,957
 Prepaid expenses and other current assets .........     8,343         10,894
                                                      --------       --------
     Total current assets ..........................    44,446         52,610
                                                      --------       --------

Vessels and other property, at cost ................   544,185        425,644
Construction in progress ...........................    28,566         56,032
Less accumulated depreciation ......................  (144,264)      (138,648)
                                                      --------       --------
Vessels, construction in progress
  and other property-net ...........................   428,487        343,028
                                                      --------       --------

Investments in, and advances to joint ventures .....    29,417         27,810
Other assets and deferred charges ..................    28,151         17,260
                                                      --------       --------
Total ..............................................  $530,501       $440,708
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................  $    782       $  1,512
  Accrued liabilities:
    Voyage and vessel ..............................    14,408          7,230
    Interest .......................................     2,747            287
    Other ..........................................     3,837          3,307
  Deferred gain on sale of vessel ..................     3,151          3,151
  Current portion of long-term debt ................    15,200          5,575
                                                      --------       --------
     Total current liabilities .....................    40,125         21,062
                                                      --------       --------

Other liabilities ..................................     1,227          2,828
Deferred gain on sale of vessel ....................     8,302         10,665
Payable to parent-net ..............................      --           28,691
Deferred income taxes payable ......................     3,100         45,480
Long-term debt .....................................   227,747         48,424
Stockholders' equity ...............................   250,000        283,558
                                                      --------       --------
Total ..............................................  $530,501       $440,708
                                                      ========       ========

See notes to condensed consolidated financial statements.

                                                  OMI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE (UNAUDITED)
                                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                           (IN THOUSANDS)


                                                                                           Accumulated
                                   Common Stock               Net      Retained               Other                       Total
                                   ------------   Capital Intercompany (Deficit) Treasury Comprehensive  Comprehensive Stockholders'
                                  Shares  Amount  Surplus Transactions Earnings   Stock      Income         Income        Equity
                                  ------ -------  ------- ------------ --------- -------- ------------- -------------  -------------
Balance as of January 1, 1997     42,691 $21,346  $238,372   $28,146   $(42,374)             $4,912                      $250,402

Comprehensive income:
  Net income                                                             16,922                            $16,922         16,922
  Net change in valuation account                                                              --            --              --
                                                                                                           -------
Comprehensive income                                                                                       $16,922
Retirement of partner's equity                                                                             =======
  interest in joint venture                            777                                                                    777
Capital contribution of
  intercompany account balance
    with parent                                      4,100                                                                  4,100
Net intercompany transactions                                 11,357                                                       11,357
Issuance of common stock             375     187      (187)                                                    --            --
                                  ------ -------  --------   -------   --------              ------                      --------
Balance at December 31, 1997      43,066  21,533   243,062    39,503    (25,452)              4,912                       283,558

Comprehensive income:
  Net income                                                             47,582                            $47,582         47,582
  Reversal of deferred income
    taxes on cumulative
      translation adjustment                                                                  2,530          2,530          2,530
                                                                                                           -------
Comprehensive income                                                                                       $50,112
                                                                                                           =======
Capital distribution of net
  intercompany account balance
    with parent                                    (76,119)                                                               (76,119)
Net intercompany transactions                                  1,337                                                        1,337
Capital contribution of net
  intercompany transactions
    with parent                                     40,840   (40,840)                                                        --
Exercise of stock options             50      25       (25)                                                                  --
Issuance of common stock             560     280      (280)                                                                  --
Purchase of treasury stock                                                        $(8,888)                                 (8,888)
                                  ------ -------  --------   -------   --------   -------    ------                      --------
Balance at September 30, 1998     43,676 $21,838  $207,478   $  --     $ 22,130   $(8,888)   $7,442                      $250,000
                                  ====== =======  ========   =======   ========  ========    ======                      ========

See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            -------------------
                                                              1998        1997
                                                            --------    -------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income ...............................................  $ 47,582    $14,292
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle,
       net of income tax provision .......................      --      (10,063)
     Decrease in deferred income taxes ...................   (39,850)      --
     Depreciation and amortization .......................    17,820     17,056
     Net intercompany transactions .......................     1,337      7,153
     Gain on disposal of assets-net ......................    (6,625)      (886)
     Amortization of deferred gain on sale of vessel .....    (2,363)    (1,152)
     Equity in operations of joint ventures
       over dividends received ...........................    (1,202)        90
  Changes in assets and liabilities:
     Increase in receivables and other
       current assets ....................................      (159)    (4,879)
     Advances to joint ventures-net ......................      (144)      (961)
     (Increase) decrease in other assets and
       deferred charges ..................................    (2,651)     4,680
     Increase (decrease) in accounts payable and
       accrued liabilities ...............................     8,770     (1,225)
     Decrease in other liabilities .......................    (2,367)      (647)
     Decrease in payable to parent-net ...................    (3,217)    (1,469)
                                                            --------    -------
Net cash provided by operating activities ................    16,931     21,989
                                                            --------    -------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessels and other property .................  (140,215)   (42,594)
 Proceeds from disposition of vessels and other property .    45,030     38,977
 Other ...................................................      (261)      --
                                                            --------    -------
Net cash used by investing activities                        (95,446)    (3,617)
                                                            --------    -------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from long-term debt ............................   154,300       --
 Payments on long-term debt ..............................   (74,270)   (22,784)
 Purchase of treasury stock ..............................    (8,888)      --
 Payments for debt issue costs ...........................      (871)      (123)
 Capital contribution from parent ........................      --        4,100
                                                            --------    -------
Net cash provided (used) by financing activities .........    70,271    (18,807)
                                                            --------    -------
Net decrease in cash and cash equivalents ................    (8,244)      (435)

Cash and cash equivalents at beginning of period .........    30,608     16,056
                                                            --------    -------
Cash and cash equivalents at end of period ...............  $ 22,364    $15,621
                                                            ========    =======

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1

OMI Corporation ("OMI" or the "Company"), is an international bulk shipping company incorporated in the Republic of the Marshall Islands, which provides seaborne transportation services primarily of crude oil and petroleum products. The Company is a successor to Universal Bulk Carriers, Inc.("UBC"), a Liberian corporation, which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution to OMI Corp.'s shareholders of one share of UBC common stock for each share of OMI Corp. ("Old OMI") common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol"OMM" on the New York Stock Exchange.

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

NOTE 2 - DISTRIBUTION

As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

     Distribution Agreement--The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

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

     Tax Cooperation Agreement--Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and conducting audits and other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to OMI or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

     Dividends--Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Payable to parent-net represent interest bearing and non-interest bearing notes and non-interest bearing advances. Net intercompany transactions represent allocations for income taxes, interest expense on unsecured corporate debt and allocation of general corporate expenses.

Prior to the Distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense (net of tax benefit)were allocated to OMI (formerly UBC) and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt, the after-tax allocated interest expense and the after tax allocated general and administrative expenses have been included as Net intercompany transactions in Stockholder's equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods presented.

As of the Distribution Date, the cumulative balances of the Net intercompany transactions of $40,840,000 were credited to Capital Surplus and the balance at June 17, 1998 in Receivable from parent-net aggregating $76,119,000 was charged to Capital Surplus. Included in the net receivable from parent was the assumption by OMI (formerly UBC) of the revolving line of credit (see Note 8), the assumption of the 10.25 Senior Notes and the 7 % convertible note.

NOTE 4 - ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

Effective January 1, 1997,the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which is generally a two to four year period. Under the prepaid method survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $10,063,000 (net of income taxes of $5,419,000)for the nine months ending September 30, 1997.

NOTE 5 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the periods. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and if dilutive, the conversion of the 7% convertible note due 2004.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                                       FOR THE                  FOR THE
                                                    THREE MONTHS               NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                 ------       ------       ------       ------
                                                  1998         1997         1998         1997
                                                 ------       ------       ------       ------
                                                    (in thousands, except per share amounts)

BASIC EARNINGS PER SHARE:
 Weighted average common shares
   outstanding ...............................   42,837       42,956       43,030       42,866
                                                 ======       ======       ======       ======
DILUTED EARNINGS PER SHARE:
 Weighted average common shares
  outstanding ................................   42,837       42,956       43,030       42,866
 7 % convertible note ........................     --           --           --            407
 Options .....................................      276         --            276          410
 Weighted average common shares-                 ------       ------       ------       ------
  diluted ....................................   43,113       42,956       43,306       43,683
                                                 ======       ======       ======       ======
BASIC EARNINGS PER COMMON SHARE:
 Income (loss) before cumulative effect
  of change in accounting principle ..........   $ 0.19       $(0.05)      $ 1.11       $ 0.10
 Cumulative effect of change in
  accounting principle, net of
  income tax provision .......................     --           --            --          0.23
                                                 ------       ------       ------       ------
 Net income (loss) per common share ..........   $ 0.19       $(0.05)      $ 1.11       $ 0.33
                                                 ======       ======       ======       ======
DILUTED EARNINGS PER COMMON SHARE:
 Income before cumulative effect
  of change in accounting principle ..........   $ 0.19       $(0.05)      $ 1.10       $ 1.10
 Cumulative effect of change in
  accounting principle, net of
  income tax provision .......................     --           --            --          0.23
                                                 ------       ------       ------       ------
Net income (loss) per common share               $ 0.19       $(0.05)      $ 1.10       $ 0.33
                                                 ======       ======       ======       ======

On August 4, 1998, the Board of Directors approved a plan to repurchase up to
4.4 million shares of the Company's common stock. As of September 30, 1998, the Company purchased 2,031,700 shares at a cost of $8,888,000 or an average of $4.38 per share. As of November 13, 1998, the Company purchased an additional 45,000 shares at a cost of $152,000 or an average of $3.38 per share.

For the nine and three months ended September 30, 1998, the conversion of the 7% convertible note was not applicable because the average stock price was less than stock conversion price of $7.285. The effect of the assumed exercise of options and conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three months ended September 30, 1997 because the effect was anti-dilutive.

NOTE 6 - INCOME TAXES

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

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest paid of approximately $5,146,000 and $5,481,000 for the nine months ended September 30, 1998 and 1997, respectively.

In March 1997 the Company delivered a vessel with net book value of $9,800,000 to new owners as part of an exchange transaction. Cash in the amount of $11,000,000 was received and was held in an escrow account until the delivery of the vessel in April 1997 to the Company which completed the exchange transaction.

NOTE 8 - DEBT

The Company has a credit facility, which was assumed from Old OMI, that provides for a line of credit in the current amount of $122,000,000 (not to exceed 70 percent of the fair market value of the vessels securing the loan and after reductions described below). The credit facility is secured by eleven vessels with a book value aggregating $ 173,275,000 at September 30, 1998. The Notes under the Credit Facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in April 2002, provides for nine semi-annual reductions in the amount which can be outstanding; the first five reductions are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. At September 30, 1998, seven semi-annual reductions remained. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute other vessels as collateral. At September 30, 1998 the outstanding loan balance was $111,090,000, and the Company had $10,910,000 available. On October 30, 1998, OMI reduced the outstanding loan balance by $12,000,000.

On June 4, 1998, the Company entered into a secured revolving credit agreement in the amount of $53,000,000, to refinance two Panamax tankers and finance two Product Carriers (see Note 11) when delivered. The loan consists of three tranches; on June 9, 1998, the Company drew down the first tranche of $16,000,000 to refinance two

Panamax tankers. The $16,000,000 is to be repaid in quarterly installments of $800,000 over the next five years and bears interest at LIBOR plus a margin ranging from 65- 95 basis points which is computed based on the Company's funded debt to capitalization ratio. At September 30, 1998, the outstanding loan balance was $15,200,000 and $37,000,000 was available.

On June 4, 1998, the Company entered into a $71,500,000 secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35,750,000 was drawn to finance the first vessel, and on August 7, 1998, $35,750,000 was drawn to finance the second vessel (see Note 11). Each drawdown is to be repaid by semi-annual payments of $1,294,000 beginning 18 months after the initial drawdown and a balloon of $13,750,000 ten years after the initial drawdown date. The facility bears interest at LIBOR plus a margin ranging from 0.85%-0.95%. At September 30, 1998, the outstanding loan balance was $71,500,000.

On July 6, 1998, the Company entered into an agreement for a $77,000,000 secured reducing revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. The Company drew down $37,800,000 on July 20, 1998 to finance the first newbuilding. The availability under this facility is reduced by 14 semi-annual reductions of 3.9% of the original loan balance, and the remaining balance is due at maturity, which is ten years after the initial draw down. The facility bears interest at LIBOR plus a margin ranging from 60 to 100 basis points. At September 30, 1998 the outstanding loan balance was $37,800,000 and $39,200,000 is available.

The Company also has two revolving credit facilities for amounts up to $50,000,000 and $75,000,000. These revolving credit facilities are to be used to finance, on an interim basis, the acquisition of vessels (other than newbuildings) and will be secured by such vessels. At September 30, 1998 the Company has $125,000,000 available under these two facilities.

On September 2, 1998, the Company repurchased $2,470,000 of its outstanding 10.25% Senior Notes for $2,494,700. At September 30, 1998 the outstanding loan balance was $4,357,000.

NOTE 9 - JOINT VENTURE INFORMATION

        Amazon Transport, Inc. ("Amazon")and White Sea Holdings Ltd. ("White Sea") are both 49.0 percent owned by the Company and are accounted for using the equity method. Summarized income statement information for the three and nine months ended September 30, 1998 and 1997 is as follows

                                             FOR THE THREE                                FOR THE NINE
                                        MONTHS ENDED SEPTEMBER 30,                   MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------       -------------------------------------
                                       AMAZON             WHITE SEA                 AMAZON           WHITE SEA
                                  -------   -------   -------   -------       -------   -------    -------   -------
                                   1998       1997      1998      1997          1998      1997      1998       1997
                                  -------   -------   -------   -------       -------   -------    -------   -------
                                                                   (in thousands)

Revenues ....................     $ 4,101   $ 4,042   $ 2,280   $ 2,772       $12,101   $12,336    $ 7,357   $ 9,062
Expenses ....................       2,677     2,650     1,709     1,818         7,683     9,276      5,619     6,111
                                  -------   -------   ------    -------       -------   -------    -------   -------
Operating income ............     $ 1,424   $ 1,392   $   571   $   954       $ 4,418   $ 3,060    $ 1,738   $ 2,951
                                  =======   =======   =======   =======       =======   =======    =======   =======
Cumulative effect
 of change in
 accounting
 principle ..................        --        --        --        --            --        --         --     $ 1,196
                                  =======   =======   =======   =======       =======   =======    =======   =======
Net income ..................     $ 1,518   $ 1,456   $   620   $   952     $ 4,630     $ 3,202    $ 1,799   $ 4,094
                                  =======   =======   =======   =======       =======   =======    =======   =======

NOTE 10 - FINANCIAL INFORMATION RELATING TO MAJOR OPERATING SEGMENTS

The Company organizes its business principally into two segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet--Includes vessels that normally carry crude oil and "dirty" products. This fleet includes three sizes of vessels, Suezmax, Aframax and Panamax.

Product Carrier Fleet--Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, Panamax and Handysize vessels.

The following is a summary of operations by major operating segments:

                                                     FOR THE THREE           FOR THE NINE
                                                        MONTHS                   MONTHS
                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                 -------------------      -------------------
                                                   1998        1997         1998        1997
                                                 -------     -------      --------     ------
                                                               (in thousands)
TOTAL REVENUES:
  Crude Oil Tanker Fleet...................      $26,624     $16,892      $ 75,811    $47,811
  Product Carrier Fleet....................       11,474      16,819        39,133     50,526
  Other....................................           26         (69)           39      1,396
                                                 -------     -------      --------    -------
   Total...................................      $38,124     $33,642      $114,983    $99,733
                                                 =======     =======      ========    =======
INCOME BEFORE INCOME TAXES,
  EQUITY IN OPERATIONS OF JOINT VENTURES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE:
  Crude Oil Tanker Fleet...................      $ 9,772     $ 1,357      $ 14,882    $ 3,073
  Product Carrier Fleet....................          206       2,494         1,234     10,109
  General and administrative expense
   not allocated to vessels................       (2,650)     (1,115)       (5,389)    (3,445)
  Other....................................         (283)        470        (3,465)    (1,484)
                                                 -------     -------      --------    -------
   Total...................................      $ 7,045     $ 3,206      $  7,262    $ 8,253
                                                 =======     =======      ========    =======

Included in Income before income taxes, equity in operations of joint ventures and cumulative effect of change in accounting principle for the three and nine months ended September 30, 1998 Crude Oil Tanker Fleet is a gain of $6,625,000. (See Note 11)

Mortgage debt of OMI Corp. prior to the Distribution and its related interest expense were allocated to UBC (now OMI Corporation) based upon the value of the vessel collateralizing the debt.

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

NOTE 11 - VESSEL ACQUISITIONS AND DISPOSALS

In June, July and August of 1998 the Company took delivery of three new Suezmax tankers. Each tanker cost approximately $55 million and is being depreciated over 25 years.

The Company has contracted for two 156,000 dwt. Suezmax tankers and two 35,000 dwt. product carriers in the same shipyard. The Suezmaxes are scheduled to be delivered in January 1999 and the second quarter of 2000. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999.

On August 20, 1998, the Company sold the TANANA for $45,500,000 and recorded a gain of $6,625,000. The Company returned a chartered-in vessel to its owner on July 7, 1998 and is expected to redeliver another chartered-in vessel in December 1998.

On May 20, 1997, the Company sold the ALTA for approximately $39,900,000 and simultaneously leased the vessel for a five year term. The gain on the sale of approximately $15,700,000 has been deferred and is being credited to income as an adjustment to lease expense over the term of the lease. The lessor has the option to cancel the lease at any time after two years upon the payment a $1,000,000 termination fee. The balance of the deferred gain was $11,453,000 at September 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI Corporation's ("OMI or the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this document, as well as Form S-1 filed on May 15, 1998.

     The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "expect", "plan", "anticipate" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company's does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

GENERAL

  Overview

     OMI provides seaborne transportation services for crude oil, refined petroleum products, and, one ship which carries dry bulk cargoes (primarily iron ore, coal and grain) through a joint venture. The Company is a successor to Universal Bulk Carriers, Inc.("UBC"), a Liberian corporation, which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of OMI Corp. ("Old OMI") common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol ("OMM") on the New York Stock Exchange.

     Currently, OMI's fleet comprises 27 vessels (including three chartered-in and three jointly owned vessels). In June, July and August of 1998, OMI took delivery of three Suezmax newbuildings. The Company operates primarily Suezmax and product tankers. Its fleet comprises seven wholly owned Suezmaxes, three chartered-in Suezmaxes (one to be redelivered in December 1998), one Aframax, three 66.0 dwt. product tankers currently carrying crude oil, and ten handysize product carriers transporting clean products. Two 35.0 dwt. product carriers are to be delivered in mid 1999. The Company has also contracted for two additional
156.0 dwt. Suezmax tankers from the same shipyard to be delivered in January 1999 and May 2000.

     Net income for the nine months ended September 30, 1998 was $47.6 million compared to $14.3 million for the nine months ended September 30, 1997. Included in 1998 income of $47.6 million is a benefit of $38.9 million for federal income taxes. In connection with the Distribution, described above, OMI became a decontrolled corporation and the deferred income taxes which had been previously recorded were reversed. Included in the 1997 income of $14.3 million is income of $10.1 million, net of tax, from the cumulative effect of a change in accounting principle.

MARKET OVERVIEW

     The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Freight rates in this market were relatively strong from 1995 through the first quarter of 1997 showing seasonal improvement in the winter months. Product tanker rates reached a very high level early in 1997 but receded gradually after that as a result of reduced oil product imports in the Asia/Pacific region due to refinery capacity additions in the area and lower oil consumption because of the financial crisis in southeast Asia and Korea, lower heating oil consumption in the Northern Hemisphere due to the mild weather this past winter, higher throughput in industrialized countries, and higher product tanker fleet growth relative to product tanker ton-mile demand. Average freight rates for handysize product tankers in the nine months of 1998 were substantially lower than the rates prevailing in the same period a year ago. Rates continue to be soft into the fourth quarter.

     The Company's handysize product tankers are currently employed in the spot market. The Company's strategy has been to operate approximately 50% of its product tankers on time charter; however, current weak product tanker market conditions have precluded it from doing so.

     OMI and Heidenreich Marine Inc. ("Heidmar"), an owner and operator of a modern fleet of 40.0 to 80.0 dwt. tankers, have formed a jointly owned company named "OMI-Heidmar Shipping LLC" to market tankers in the Far East. Currently, this company operates seven handysize and handymax product tankers, including two OMI handysize vessels. In addition, OMI has chartered one of its Panamax product tankers to Heidmar and has put its other two Panamax product tankers into the Heidmar/Pleiades pool of Panamax crude/product tankers which comprises 22 vessels and operates worldwide.

     The improvement in tanker freight rates which began in 1995 continued in 1998 for VLCC and Suezmax tankers. The rate gains in the last few years have been the result of growth in world oil demand which together with a modest increase in the supply of tankers have created a better tanker supply/demand balance. Average freight rates in the first half of 1998 were higher for VLCC and Suezmax tankers compared to the rates prevailing in the same period a year ago. However, in the short-term there could be rate weakness as a result of relatively high world oil inventories, OPEC oil production cuts, weakness in oil demand due to the Southeast Asia financial crisis and the relatively large tanker newbuilding delivery schedule next year. OMI currently operates all but one vessel in its Suezmax tanker fleet in the spot market.

     The Suezmax market for the fourth quarter has had a weak start. OPEC and other oil producing nations continue to cut back on oil supply to stabilize prices which has reduced liftings from the Arabian Gulf. In addition, there have been a number of temporary regional supply disruptions in the Atlantic basin including pipeline closures in Nigeria and shutdowns in the North Sea.

     The total world tanker fleet stands at approximately 283 million dwt. Approximately 38% of this fleet is over 20 years old. There are approximately 45 million dwt. on order. Information available to the Company indicates that oil demand for 1998 has increased by 0.4 million barrels per day in 1998 and is expected to increase by 1.4 million barrels in 1999. World commercial oil inventories increased substantially in the first half of 1998 as compared to 1997. At this point inventory building has been reduced in line with OPEC cuts.

     The Company's Suezmax tanker fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, the growth potential in the crude oil market and the fleet age distribution (more than 40% of the fleet is 20 or more years old).

     In order to renew and improve the efficiency of its Suezmax fleet, the Company ordered five vessels from a South Korean shipyard (with an option for two more). The Company took delivery of the first three Suezmaxes in June, July and August of 1998. Of the remaining two Suezmax newbuildings, one is scheduled for delivery in January 1999 and the other in May 2000.

     In order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and a Norwegian owner of one of the world's largest and modern Suezmax fleets combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance currently markets 27 Suezmax tankers, comprising about 17% of the total Suezmaxes trading in the Atlantic basin. Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and contract with a number of customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls when cargo is available (that is, transporting cargo on the return trip when a ship would normally be empty) which will improve vessel earnings.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues, which equals voyage revenues minus vessel and voyage expenses (including charter hire expense), because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

        Net voyage revenues of $ 32.3 million for the nine months ended September 30, 1998 decreased by a net of $ 6.6 million from $38.9 million for the same period in 1997. Net voyage revenue of $12.8 million decreased $507,000 million for the third quarter of 1998 compared to $13.3 million for the third quarter of 1997. Net voyage revenues for the nine months and three months ended 1998 and 1997 are as follows by the market segments in which OMI primarily operates.


                                              FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                              --------------------    --------------------
                                               1998      1997             1998     1997
                                               ----      ----             ----     ----

                                                             (IN THOUSANDS)

VOYAGE REVENUES:

  Crude Oil Tanker Fleet...................  $26,624     $16,892        $ 75,811    $47,811
  Product Carrier Fleet....................   11,474      16,819          39,133     50,526
  All Other................................       26         (69)             39      1,396
                                             --------    --------       --------    -------
       Total...............................  $38,124     $33,642        $114,983    $99,733
                                             =======     =======        ========    =======


VESSEL, VOYAGE AND CHARTER HIRE EXPENSE:

  Crude Oil Tanker Fleet...................  $17,469     $12,048        $ 54,590    $33,786
  Product Carrier Fleet....................    7,839       8,265          25,395     26,025
  All Other................................      (14)         (8)          2,649        935
                                             --------    -------        --------    -------

       Total...............................  $25,294     $20,305        $ 82,634    $60,746
                                             =======     =======        ========    =======


NET VOYAGE REVENUES:
  Crude Oil Tanker Fleet...................  $ 9,155     $ 4,844        $ 21,221    $14,025
  Product Carrier Fleet....................    3,635       8,554          13,738     24,501
  All Other................................       40         (61)         (2,610)       461
                                             -------     -------        --------    -------

       Total...............................  $12,830     $13,337        $ 32,349    $38,987
                                             =======     =======        ========    =======



FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997.

        Net voyage revenues decreased $6.6 million for the nine months and $0.5 million for the three months ended September 30, 1998. These decreases include decreases in other net voyage revenue of $3.1 million and increase of $0.1 million for the nine and three months, respectively, which relate primarily to the sale of a Liquid Petroleum Gas Carrier ("LPG") in 1997 and increases in management fee expense not specifically allocated to vessel expenses. Other changes are discussed as follows according to the two market segments in which OMI primarily operates.

Product Carrier Fleet

        The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) in both September 30, 1998 and 1997. The three Panamaxes have been carrying crude oil rather than petroleum products in 1998, thereby decreasing net voyage revenue for the product or "clean" group in 1998.

        Net voyage revenues decreased by $10.8 million for the nine months ended September 30, 1998 compared to the same period in 1997. Net voyage revenue decreased for the nine months ending September 30, 1998 for all but one product carrier. The decreases are due primarily to the market decline in rates mentioned in the overview. Other decreases in the clean group relate to the three Panamaxes with net voyage revenue of approximately $4.9 million included for the nine months 1997, which were included in the crude group for one vessel the entire nine months 1998, and the other two vessels an aggregate of seven months. Aggregate net voyage revenue for these three vessels of approximately $4.3 million in the nine months 1998 are included in the crude group. Additional decreases in 1998 net voyage revenue were related to five product carriers drydocked for an aggregate of 114 days in 1998 versus four vessels for an aggregate of 89 days in 1997. The product carrier that earned greater net voyage revenues in 1998 was acquired in April 1997.

        Net voyage revenues of $3.6 million decreased $4.9 million in the third quarter of 1998 from $8.5 million in the same period in 1997. The decrease in the third quarter was primarily attributable to lower rates for substantially all the vessels operating in the spot market. Other decreases in the third quarter 1998 relate to the three Panamaxes with aggregate net voyage revenue of approximately $2.6 million included in the third quarter 1997 currently classified in the crude group's operating results for the third quarter of 1998.

Crude Oil Tanker Fleet

        At September 30, 1998, the crude fleet consisted of eight wholly owned vessels (seven Suezmaxes and one Aframax) and three chartered-in Suezmaxes; all but one of the vessels are currently operating in the spot market. In 1997, OMI owned five Suezmaxes, one Aframax and chartered- in one vessel (beginning in May 1997 as part of a sale-leaseback transaction). During the third quarter of 1998, two new Suezmax vessels were delivered and one chartered-in vessel was redelivered to its owner in July.

        Net voyage revenues of $21.2 million generated by the crude tanker fleet increased $7.2 million for the nine months ended September 30, 1998 from $14.0 million for the comparable period in 1997. The increase in net voyage revenues can be attributed to three reasons: three Panamaxes with net voyage revenue of $4.3 million which had been carrying clean products began carrying crude in 1998, net voyage revenues of approximately $3.4 million from three Suezmax vessels delivered in the summer of 1998 and an increase in the net voyage revenues due to higher freight rates in 1998 earned by the Aframax vessel (which also incurred 22 days offhire in 1997), Net voyage revenues were reduced by decreases in revenues for the remainder of the fleet as a result of lower rates in the spot market in 1998 due to the lower demand for oil explained in the market overview. Additionally, the net voyage revenues earned by the vessels chartered-in were substantially less due to lower current market rates than those prevaling when the leases were fixed.

        Net voyage revenues of $9.1 million increased $4.3 million in the third quarter of 1998 compared to $4.8 million in the third quarter of 1997. The increase in the crude group for the third quarter is attributed to the delivery of three Suezmax vessels and the inclusion in 1998 of net voyage revenues of three Panamax vessels.

OTHER OPERATING EXPENSES.

        The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative expenses. For the nine months ended September 30, 1998, these expenses increased $0.8 million to $24.7 million, from $23.9 million for the same period in 1997. Other operating expenses increased $0.8 million for the three months ended September 30, 1998 compared to the same period in 1997. The increases were due to the increased depreciation expense from the delivery of three Suezmax tankers in 1998, offset by the sale of a Suezmax tanker in August 1998 and an LPG vessel in May 1997.

OTHER INCOME (EXPENSE).

        Other income (expense) consists of gain on disposal of assets-net, interest expense-net and other-net. Net other expense decreased by $6.4 million from $6.8 million to $0.4 million for the nine months ended September 30, 1998 compared to the same period in 1997. Gain on sale of assets-net increased $5.7 million due to gain on sale of a Suezmax tanker in August 1998 compared to the gain on sale in March 1997 of an LPG vessel. Interest expense-net decreased by $1.7 million for the nine months and increased $0.4 million for the three months ended September 30, 1998 compared to 1997. The decrease for the nine months was primarily due to the capitalization of interest on construction in progress, while the increase in the third quarter is due to the additional mortgages for the newbuildings delivered this year. Other-net of $1.0 million expense for the three and nine months in 1998 represents a litigation settlement for a vessel which was sold in 1996.

PROVISION (BENEFITS) FOR INCOME TAXES.

        The income tax benefit of $ 37.2 million includes a provision for federal income taxes of $1.7 million for the period from January 1, 1998 through June 17, 1998 (the date of the Distribution), net of the benefit of $38.9 million representing the reversal of deferred income taxes at the distribution date, as the Company became a decontrolled corporation.

EQUITY IN OPERATIONS OF JOINT VENTURES.

        Equity in operations of joint ventures increased by $ 3.3 million to $3.2 million for the nine months ended September 30, 1998 compared to ($0.1) million for the same period in 1997. The net increase is primarily attributed to the Company's share in the 1997 period of the loss of $5.1 million on the sale of a vessel offset by a gain on the sale of another vessel of $1.9 million. In August 1998, the Company received a $1.96 million dividend from Amazon Transport, Inc.

        Equity in operations of joint ventures increased by $4.8 million to $1.0 million for the three months ended September 30, 1998 compared to ($3.8) million for the same period in 1997. The increase was primarily due to loss of $5.1 million on the sale of a vessel in 1997.

BALANCE SHEET

        In 1998 the Company took delivery of three newly constructed double hulled Suezmax tankers increasing Vessels by approximately $166.3 million, decreasing Construction in Progress by $27.4 million and increasing debt by $109.3 million.

        On August 12, 1998, vessels (net) decreased by $38.3 million, which was the net book value of the TANANA which was sold for a $6.6 million gain.

        During August and September, the Company purchased 2,031,700 shares of OMI stock at an average cost of $4.37 for a total cost of $8.9 million. As of November 13, 1998, the Company had purchased an additional 45,000 shares.

        On September 4, 1998, the Company repurchased $2.5 million of its 10.25 percent Senior Notes.

        The distribution of OMI affected the balance sheet as follows: deferred taxes of $38.9 million were reversed into income, the receivable from parent-net aggregating $76.1 million was charged to Capital surplus, the balance of Net intercompany transactions of $40.8 million was credited to Capital surplus, and debt increased $108.9 million for debt assumed from the parent company (see Financing section).

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

        Cash and cash equivalents of $22.4 million at September 30, 1998 decreased $8.2 million from cash and cash equivalents of $30.6 million at December 31, 1997. The Company's working capital of $4.3 million decreased $27.2 million from working capital of $31.5 million at December 31, 1997. Current assets decreased $8.2 million primarily due to decrease in cash and cash equivalents. Current liabilities increased $19.0 million primarily due to the increase in current maturities of long-term debt, which was assumed from the parent company at the time of the Distribution (See Financing Facilities)in addition to $12.0 drawn on a line of credit which was repaid in October 1998. Net cash provided by operating activities decreased $ 5.0 million to $16.9 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

        Cash provided by financing activities was $70.3 million in 1998 compared to cash used of $18.8 million for the nine months ended 1997. Payments on long-term debt of $74.3 million were made in 1998. Included in the payments of $74.3 million were unscheduled payments of $71.5 million from the refinancing of $20.6 million for two vessels, the payment of debt of $31.4 million for the vessel sold in August 1998, repurchase of $2.5 million of the Company's Senior Notes and payments on a line of credit of $17.0 million. Proceeds from the issuance of long-term debt of $154.3 million include proceeds of $109.3 million for the financing of the three newly constructed vessels, $16.0 million from refinancing of two vessels and $29.0 million drawn on a line of credit. During the third quarter $8.9 million of the Company's stock was repurchased. In the nine months ended September 30, 1997, $4.1 million was received from the Company's parent, Old OMI, as a capital contribution and $22.1 million of debt was repaid (including $16.9 million from the sale of a vessel).

        The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $95.4 million, an increase of $91.8 million from cash used by investing activities of $3.6 million for the nine months ending September 30, 1997. Cash used by investing activities increased in 1998 due to the acquisition of three new vessels of $138.9 million and additions to vessels under construction. The Company received $45.0 million in proceeds from the sale of its vessel in August 1998. Additionally, in 1997, the Company received proceeds from the sale of the ALTA of $39.0 million.

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

        The Company has a credit facility, which was assumed from Old OMI, which provides for a line of credit in the amount of $122.0 million(not to exceed 70 percent of the fair market value of the vessels securing the loan). The credit facility is secured by eleven vessels with a book value aggregating $ 173.2 million at September 30, 1998. The Notes under the credit facility bear interest at LIBOR plus a margin ranging from 60-95 basis points which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in March 2002, provides for nine semi-annual reductions (seven currently remaining at September 30, 1998) in the amount which can be outstanding, the first five reductions are $5.5 million, the next four are $8.9 million and the balance is due at maturity. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute another vessels as collateral.

        On June 4 , 1998, the Company entered into a new secured revolving credit agreement with banks, in the amount of $53.0 million, to refinance two Panamax tankers and to finance two Product Carriers when delivered. The loan consists of three tranches; on June 9, 1998, the Company drew down the first tranch of $16.0 million to refinance two Panamax tankers. The $16.0 million is to be repaid in quarterly installments over the next five years and bears interest at LIBOR plus a margin ranging from 65- 95 basis points based on the Company's funded debt to capitalization ratio.

        On June 4, 1998, the Company entered into a $71.5 million secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35.7 million was drawn to finance the first vessel, and on August 7, 1998, $35.7 million was drawn to finance the second vessel. The facility for each vessel is reduced on a semi-annual basis by $1.3 million beginning 18 months after the initial drawdown, with a balloon payment of $13.6 million at maturity which is ten years from the initial drawdown date. The facility bears interest at LIBOR plus a margin ranging from 0.85%-0.95%.

        On July 6, 1998, the Company entered into an agreement with its current lender for a $77.0 million secured reducing revolving Credit Facility to finance two Suezmax tankers upon their delivery from the yard. The Company drew down $37.8 million on July 20, 1998 to finance the delivery of the newbuilding delivered July 23, 1998. The availability under the facility is reduced semiannually by $3.0 million beginning 18 months after the initial drawdown, with a balloon payment due at maturity on July 20, 2006. The facility bears interest at LIBOR plus a margin ranging from 60-100 basis points.

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

OTHER COMMITMENTS

        The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. At September 30, 1998, no such deficiencies have been funded.

AGREEMENTS

As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

        Distribution Agreement--The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

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

        Tax Cooperation Agreement--Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior and after the Distribution and related matters such as the filing of tax returns and the conduct of audits and to other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to OMI or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

        Dividends--Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

EFFECTS OF INFLATION

        The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000

        The "Year 2000 issue" arises from the fact that many computer hardware and software systems use only two digits to represent the year. As a result, these systems may not calculate dates beyond 1999, which may result in system failures. The Company has taken steps to ensure that its systems will be year 2000 compliant including systems on board vessels. The Company has been in the process over the last year of upgrading its hardware and software systems for business reasons other than Year 2000 compliance. Therefore, the Company believes, after conversion to the new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the Year 2000 readiness of the Company's customers, suppliers and business partners may vary.

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

                      None.

ITEM 5 - OTHER INFORMATION

                      None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  A.  EXHIBITS

       10.1 Form of OMI Corporation Employment Agreements for Senior Executives

       27   OMI Corporation - Financial Data Schedule, dated September 30, 1998.

  B.  REPORTS ON FORM 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMI CORPORATION


            -------------------------------------------------------
                                  (REGISTRANT)



DATE:   NOVEMBER 13, 1998         BY: /s/CRAIG H. STEVENSON, JR.
       --------------------              ----------------------------------
                                         CRAIG H. STEVENSON, JR.
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                         AND CHAIRMAN OF THE BOARD





DATE:   NOVEMBER 13, 1998         BY: /s/VINCENT DE SOSTOA
       --------------------              ----------------------------------
                                         VINCENT DE SOSTOA
                                         SENIOR VICE PRESIDENT, AND
                                         CHIEF FINANCIAL OFFICER