Form 10-K
period 1998-12-31
OMI CORP/M I
filed 1999-03-31
CIK 1061571

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         ------------------------------

                        COMMISSION FILE NUMBER 001-14135


                                 OMI CORPORATION
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          MARSHALL ISLANDS                                       52-2098714
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (203) 602-6700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


COMMON STOCK, PAR VALUE $.50 PER SHARE             NEW YORK STOCK EXCHANGE
--------------------------------------     ------------------------------------
          Title of Class                   Name of Exchange on which Registered

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         ------------------------------

     Indicate by check mark whether the Registrant (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]       NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                               YES [X]       NO [ ]


Aggregate Market value of Registrant's voting stock, held by non-affiliates, based on the closing price on the New York Stock Exchange as of the close of business on March 24, 1999:

                                   $96,264,780

Number of shares of the Registrant's Common Stock outstanding as of March 24, 1999:

                                   41,628,013

The Following document is hereby incorporated by reference into Part III of this Form 10-K:


(1) Portions of the OMI Corporation 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

================================================================================

                                      INDEX

                                   ----------

                                     PART I

                                                                   Items Page(s)
                                                                   -------------

1 and 2. Business and Properties .....................................      1

3.  Legal Proceedings ................................................      7

4.  Submission of Matters to a Vote of Security Holders ..............      7


                                     PART II

5.  Market for OMI Corporation's Common Stock and
    Related Stockholder Matters ......................................      9

6.  Selected Financial Data ..........................................     10

7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations ............................................     11

7A. Quantitative and Qualitative Disclosures about Market Risk .......     23

8.  Financial Statements and Supplementary Data ......................     24

9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure .............................................     72


                                    PART III

10. Directors and Executive Officers of OMI Corporation ..............    72

11. Executive Compensation ...........................................    72

12. Security Ownership of Certain Beneficial Owners and Management ...    72

13. Certain Relationships and Related Transactions ...................    72


                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..    72

    SIGNATURES .......................................................    74

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

        OMI Corporation ("OMI" or the "Company"), organized under the laws of the Republic of the Marshall Islands on January 9, 1998, is located at One Station Place, Stamford, Connecticut. The telephone number is (203) 602-6700.

        Prior to June 17, 1998, the Company was a subsidiary of OMI Corp., a Delaware corporation ("Old OMI") and held the international assets of Old OMI. Old OMI acquired Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in marine and transportation services, principally to the energy and chemical industries. In connection with the acquisition of MTL, Old OMI spun off to its shareholders the Company. Subject to certain exceptions, the spin off was tax free to Old OMI, its shareholders and the Company. The Company retained the OMI name and Old OMI changed its name to Marine Transport Corporation ("MTC"). The previous management of Old OMI now manages the Company and the previous management of MTL now manages MTC. For a more complete description of the transaction, the conditions and certain other items shareholders are referred to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 15, 1998 (registration statement number 333-52771) which is hereby incorporated by reference.

        The Company provides seaborne transportation services for crude oil and petroleum products in the international shipping markets. Its customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities. OMI owns directly or indirectly eight crude oil tankers of approximately 140,000-160,000 dwt ("Suezmaxes"), ten tankers of approximately 30,000 dwt ("handysize product carriers") one crude oil tanker of 85,000 dwt ("aframax") and three tankers of approximately 65,000 dwt ("Panamaxes"). OMI has on order from a shipyard one Suezmax expected to be delivered in May 2000 and two handysize product carriers expected to be delivered in the summer of 1999. Through ownership of joint venture companies, OMI owns approximately 50% interests in one 320,000 dwt crude oil carrier, one Suezmax and one 73,000 dwt dry bulk carrier. OMI also has on time charter two Suezmaxes.

Development of OMI's Business Over the Last Five Years

        In recent years, OMI has focused its fleet into Suezmaxes and handysize product carriers, disposing of vessels not fitting into that profile. Since 1993, OMI has disposed of three crude oil tankers, one product carrier, one combination carrier and one liquified petroleum gas carrier which did not fit into its strategy. In addition five dry bulk carriers and one product carrier owned with joint venture partners have been disposed of. During the same period OMI acquired joint venture partners' interests in two Suezmaxes and one Panamax, ordered five new Suezmaxes (four of which are now in service) and two handysize product carriers and increased its number of handysize product carriers from five to ten. OMI also sold one of its Suezmaxes and time chartered the vessel back from the purchaser for a period of up to five years and currently has on time charter-in one additional Suezmax.

        The Company's existing fleet is shown on the following table:

                                                                     YEAR       DEAD WEIGHT         CHARTER
NAME OF VESSEL                                TYPE OF VESSEL        BUILT(1)   METRIC TONNAGE      EXPIRATION
--------------                                --------------        -----      --------------      ----------
FOREIGN FLAG VESSELS:
SETTEBELLO (2)                                Crude Oil Tanker       1986           322,466            Spot
SACRAMENTO                                    Crude Oil Tanker       1998           157,411            Spot
SABINE                                        Crude Oil Tanker       1998           157,331            Spot
PECOS                                         Crude Oil Tanker       1998           157,406            Spot
COLUMBIA                                      Crude Oil Tanker       1999           155,600            Spot
WHITE SEA (3)                                 Crude Oil Tanker       1975           155,702            Spot
CAIRO SEA                                     Crude Oil Tanker       1975           155,869            Spot
TRINIDAD SEA                                  Crude Oil Tanker       1974           155,755            Spot
CZANTORIA                                     Crude Oil Tanker       1975           146,110            Spot
SOKOLICA                                      Crude Oil Tanker       1975           145,649            Spot
COLORADO                                      Crude Oil Tanker       1980            86,648            Spot
ELBE(4)                                       Product Carrier        1984            66,800            Spot
NILE(4)                                       Product Carrier        1981            65,755            Spot
VOLGA(4)                                      Product Carrier        1981            65,689            Spot
LIMAR                                         Product Carrier        1988            29,999            Spot
SHANNON                                       Product Carrier        1991            29,999            Spot
DANUBE                                        Product Carrier        1990            29,998            Spot
TRENT                                         Product Carrier        1991            29,998            Spot
TIBER                                         Product Carrier        1989            29,996            Spot
SEVERN                                        Product Carrier        1988            29,998            Spot
PAGODA                                        Product Carrier        1988            29,996            Spot
ALMA                                          Product Carrier        1988            29,996            Spot
PAULINA                                       Product Carrier        1984            29,992            Spot
PATRICIA                                      Product Carrier        1984            29,974            Spot
MARITIME OMI(5)                               Dry Bulk Carrier       1994            72,800            Spot
                                                                                  ---------
Total Owned Fleet: 25 Vessels                                                     2,366,937
2 Chartered-in Crude Tankers (6)                                                    292,435
                                                                                  ---------
Total Foreign Flag Operating Fleet: 27 Vessels                                    2,659,372
                                                                                  =========

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (including jointly-owned) at year-end 1998 is 13.3 years.

(2)  Joint ownership with Bergesen d.y. A/S Norway.

(3)  Joint ownership with affiliates of Anders Wilhelmsen & Co., Oslo, Norway.

(4)  Time chartered into a pool operated by Heidenreich Marine Inc.

(5) Joint ownership with an affiliate of International Maritime Carriers Limited ("IMC"), Hong Kong and chartered into a pool operated by IMC.

(6)  Time chartered-in under charters expiring in 2001 and 2002.

     A brief description of the functions of the various types and sizes of vessels owned or operated by the Company and others is set forth below:

     Product carrier - normally carries refined petroleum products such as gasoline, heating oil, aviation fuel, naphtha and kerosene.

     Crude oil tanker - normally carries crude oil and dirty products.

     Dry bulk carrier - carries dry bulk products such as coal, ore, grain and fertilizers.

     Handysize - a ship of approximately 30,000 dwt.

     Panamax - a ship of approximately 50,000 to 70,000 dwt.

     Aframax - a tanker (which may be a crude oil tanker or product carrier) of approximately 70,000 to 120,000 dwt.

     Suezmax - a crude oil tanker of approximately 120,000 to 160,000 dwt.

     VLCC - a very large crude oil tanker, of approximately 200,000 - 300,000 dwt.

     ULCC - an ultra large crude oil tanker, of more than 300,000 dwt.

     The change in the fleet from Old OMI's previous year's list reflects (a)
(i) the disposition of one Suezmax tanker and the termination of time charters on two Suezmaxes and (ii) the effective disposition of three U.S. Flag product carriers, one time chartered U.S. flag Suezmax and time charters of four vessels used in lightering by virtue of the spin-off, and (b) the acquisition of four new Suezmaxes.

      Over the last five years, OMI has sought to increase the size of, and modernize its fleet. It consistently inspects Suezmaxes which are available for purchase and investigates other opportunities to improve its fleet directly and through ship brokers.

     OMI's Suezmax tankers principally trade from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast. It has been redeploying its older Suezmaxes to the Far East and Mediterranean. The product carrier fleet operates worldwide, with the majority now trading in the Caribbean to the U.S. Atlantic coast and the U.S. Gulf of Mexico. The handysize product carriers are well suited to trade in the U.S. eastern seaboard due to vessel cargo size and dimensions.

     OMI's movement toward concentrations in specific vessel categories reflects management's belief that large concentrated fleets create strategic advantages:

     First, the fleet will be more attractive to large customers by providing better scheduling opportunities through substitution. A large fleet also provides opportunities to obtain contracts for large volume movements. These both create the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have pre-vetted for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

     Management believes that OMI maintains an ability to participate in improvements in the international tanker markets with its Suezmax tankers. OMI also believes that Suezmax tankers provide nearly the upside potential of larger vessels such as VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers historically provided OMI with relatively more stable cash flows, even in weak markets. However, weakness in the product carrier markets during the last portion of 1997 and in 1998, due to a mild winter and reduced Asian demand, has resulted in unusually low rates which have persisted.

     On May 5, 1998, OMI announced the formation of Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company. Alliance Chartering LLC handles the chartering of OMI's and Frontline Ltd.'s Suezmaxes. Alliance's fleet currently stands at 27 vessels.

     In March of 1999 the Company also agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, establishing International Product Carriers Limited. ("IPC") in Bermuda to commercially operate the 26 product carriers of its parents. IPC intends to try to attract other product carrier owners into its pools in order to enhance its marketing abilities.

Nature of Business

     OMI is primarily engaged in the business of owning and operating tankers in international markets. There are two aspects to vessel operation: (i) technical operation, which involves maintaining, crewing and insuring the vessel, and (ii) commercial operation, which involves arranging the business of the vessel. OMI is the commercial operator of all its wholly-owned vessels and a subsidiary, OMI Marine Services, LLC, is the technical operator. Technical and commercial operation of each jointly-owned vessel is allocated to OMI or its joint venture partner based primarily on the experience of the partner with the particular type and size of vessel.

     OMI's vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the operator's account. A single voyage (generally two to ten weeks) charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage with the same charterer is commonly known as a "consecutive voyage" charter.

     A time charter involves the placing of a vessel at the charterer's disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and voyage costs such as fuel and port charges are paid by the charterer.

     Under a bareboat charter, the charterer takes possession of the vessel in return for a specified amount payable to the owner of the vessel. The bareboat charterer must provide its own crew, pay all operating and voyage expenses and is responsible for the operation and management of the vessel.

     Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship, to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, a long-term charter affords the vessel owner greater assurance that it will be able to cover its costs, including depreciation, interest, and operating costs. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of OMI. Currently all of OMI's wholly-owned vessels operate in the spot market.

Customers

     No customer accounted for 10% or more of OMI's consolidated revenues in 1998.

Regulations

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of the Company as owner or charterer. The Company believes that is has or can readily obtain all permits, licenses and certificates necessary to permit its vessels to operate.

     OMI's operations are also affected by U.S. federal, state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, various volatile organic compound emission requirements, the BCH Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS amendments. Compliance with such laws' regulations entails additional expense, including vessel modifications and changes in operating procedures.

     OPA 90 affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a castastrophic oil spill and establishes the Oil Spill Liability Trust fund. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers 5,000 dwt and over, contracted after July 6, 1993, to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks ("SBT") must convert to SBT operations using a least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not accepted these IMO regulations, as the IMO regulations recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA 90. As a result, some vessels which are eligible to trade internationally will be unable to carry cargo to or from the United States, except to LOOP or if lightered, and some vessels which may trade in the U.S. will be unable to trade elsewhere. Five of OMI's Suezmaxes (including one jointly owned) were built in 1974 and 1975 and will be ineligible to trade into U.S. ports beginning in 1999.

     In the U.S., liability for an oil spill is governed not only by OPA 90, but also by the laws, rules and regulations established by every coastal and inland waterway state. Federal law does not preempt such state laws and provides that claims made by state governments and other affected parties are not subject to limitation of liability if the oil spill results from gross negligence, willful misconduct or violation of any federal operating or safety standard. One result of OPA 90 has been a greater prominence for independent owners with a reputation for high quality of technical management and well maintained physical assets. Another effect of the new law has been to increase costs for liability insurance for vessel owners trading to the U.S. While OMI maintains insurance at levels it believes prudent, claims from a castastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on OMI.

     OMI believes that compliance with applicable environmental and pollution laws and regulations has not had and is not expected to have a material adverse effect upon its competitive position; however the financial position, value and useful life of its vessels and results of operations may be affected as a result of OPA 90 and other environmental laws and regulations.

Competition

     The Company competes with a large number of international fleets. The international fleets include vessels owned by independent operators and major oil companies; in addition, many international fleets are government owned. Some of the Company's competitors have greater financial resources than the Company.

     Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Competition in virtually all bulk trades, including crude oil, petroleum products and dry bulk (mainly coal, grain and ore) is intense.

Employees and Labor Relations

     On December 31, 1998, the Company and its subsidiaries had approximately 700 employees, of whom approximately 625 were seagoing employees.

     The Company primarily uses hiring agents to crew its foreign flag vessels, one of which recruits exclusively for the Company. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

     The Company considers its relationship with its employees, including its seagoing crews, to be satisfactory.

Value of Assets and Cash Requirements

     Although the replacement costs of comparable new vessels are significantly above the book value of OMI's fleet, the market value of OMI's fleet may be below book value when market conditions are weak. In common with other shipowners, OMI continually considers asset redeployment which could at times include the sale of vessels at less than their book value.

     OMI's results of operations and cash flow may be significantly affected by future charter markets since currently only one vessel is on charter extending beyond year-end 1999.

ITEM 3. LEGAL PROCEEDINGS

     OMI and its subsidiaries are not parties to any material pending legal proceedings or related group of such proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

                        EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information with respect to the Company's executive officers as of March 31, 1999.

                                                                                                          YEAR
                                                                                                      APPOINTED TO
            NAME               AGE                               POSITION                                OFFICE
            ----               ---                               --------                                ------
Craig H. Stevenson, Jr.         45    Chief Executive Officer and President                               1998
Vincent J. de Sostoa            54    Senior Vice President, Chief Financial Officer and Treasurer        1998
Fredric S. London               51    Senior Vice President, General Counsel and Secretary                1998
Robert Bugbee                   38    Senior Vice President                                               1998
Henry Blaustein                 56    Senior Vice President, OMI Marine Services LLC                      1998
Kathleen C. Haines              44    Vice President/Controller                                           1998
Thomas M. Scott                 42    Vice President, OMI Marine Services LLC                             1998
Stavros Skopelitis              52    Vice President                                                      1998

     There is no family relationship by blood, marriage or adoption (not more remote than first cousin) between any of the above individuals and any other executive officer or any OMI director.

     The term of office of each officer is until the first meeting of directors after the annual stockholders' meeting next succeeding his election and until his respective successor is chosen and qualified.

     There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was elected as an officer.

     The following descriptions of occupations or positions that the executive officers of the Company have held during the last five years:

     CRAIG H. STEVENSON, JR. was appointed President and Chief Executive Officer of the Company in 1998. Mr. Stevenson had been Chief Executive Officer of Old OMI since January 1997 and President of Old OMI since November 1995. He was elected Chief Operating Officer of Old OMI in November 1994 and Senior Vice President/Chartering in August 1993.

     ROBERT BUGBEE was elected Senior Vice President of the Company in 1998. He had been Senior Vice President of Old OMI since August 1995. Mr. Bugbee joined Old OMI in February 1995. Prior thereto, he was Head of Business Development at Gotaas-Larsen Shipping Corporation for more than three years.

     HENRY BLAUSTEIN was elected Senior Vice President of OMI Marine Services LLC in 1998. He had been Senior Vice President/Technical of Old OMI since July 1997. Prior thereto he was a consultant to the Company and others.

     VINCENT J. DE SOSTOA was elected Senior Vice President, Treasurer and Chief Financial Officer of the Company in 1998. He had been Chief Financial Officer of Old OMI since 1994. For five years prior thereto, he was Senior Vice President/Finance of Old OMI.

     FREDRIC S. LONDON was elected Senior Vice President, Secretary and General Counsel of the Company in 1998. He had been Senior Vice President Secretary and General Counsel of Old OMI since December 1991.

     KATHLEEN C. HAINES was elected Vice President and Controller of the Company in 1998. She had been Vice President of Old OMI since January 1994. Ms. Haines was elected Assistant Vice President and Controller of Old OMI in December 1992.

     THOMAS M. SCOTT was elected Vice President of OMI Marine Services LLC in 1998. He had been Vice President of Old OMI since February 1995. He was elected Assistant Vice President/Operations in 1993.

     STAVROS SKOPELITIS was elected Vice President and Economist of the Company in 1998. He had been Vice President and Economist of Old OMI since May 1996. He was elected Assistant Vice President and Economist of Old OMI in January 1994. Prior thereto he was Economist of Old OMI since 1987.


                                     PART II

ITEM 5. MARKET FOR OMI CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

      Old OMI listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM) and the Company acceded to that listing on June 18, 1998. As of March 24, 1999 the number of holders of OMI common stock was approximately 3,612. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

   1998 Quarter                   1st         2nd          3rd         4th
   ------------                   ---         ---          ---         ---
     High                         N/A       $8-11/16     $8-5/16       $4
     Low                          N/A        $6-7/8       $3-1/8     $2-5/8

PAYMENT OF DIVIDENDS TO STOCKHOLDERS

     The Board has not declared dividends to this date. OMI's current policy is not to pay dividends, but to retain cash for use in its business. Any determination to pay dividends by OMI in the future will be at the discretion of the Board of Directors and will depend upon OMI's results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 16 to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                                              OMI CORPORATION AND SUBSIDIARIES

                                              For the Years Ended December 31,

                                                      --------------------------------------------------------------------
                                                        1998           1997          1996            1995          1994
                                                      ---------      ---------     ---------      ---------      ---------
                                                       (dollar and shares outstanding in thousands, except per share data)
Income Statement Data:
  Net voyage revenues (1)........................     $  41,331      $  55,393     $  39,355      $  26,537      $  33,863
                                                      ---------      ---------     ---------      ---------      ---------
  Revenues ......................................     $ 149,228      $ 141,985     $ 111,292      $  91,819      $  94,580
                                                      ---------      ---------     ---------      ---------      ---------
Operating expenses:
  Vessel and voyage .............................        82,368         77,686        67,008         64,518         52,949
  Operating leases ..............................        25,529          8,906         4,592           --            7,250
  Depreciation and amortization .................        24,314         22,675        18,142         17,621         17,816
  General and administrative ....................        10,773         12,540         6,851          6,451          7,197
                                                      ---------      ---------     ---------      ---------      ---------
Total operating expenses ........................       142,984        121,807        96,593         88,590         85,212
                                                      ---------      ---------     ---------      ---------      ---------
Operating income ................................         6,244         20,178        14,699          3,229          9,368
Gain (loss) on disposal of assets-net ...........         6,485            885         4,078           (829)           166
Provision for writedown of
  investments ...................................          --             --            --             --           (1,251)
Interest expense ................................        11,118         11,756        16,912         18,024         21,019
(Benefit) provision for income taxes ............       (37,158)         5,407           876         (4,698)        (4,105)
Equity in operations of joint ventures ..........         3,684            737         2,481          5,464          5,402
Income before extraordinary loss and cum-
  ulative effect of change in accounting
  principle .....................................        42,917          6,859         5,356         (4,493)        (2,069)
Extraordinary loss-net of tax benefit ...........          --             --          (1,663)          --             --
Cumulative effect of change in accounting
  principle-net of tax provision ................          --           10,063          --             --             --
Net income (loss) ...............................     $  42,917      $  16,922     $   3,693      $  (4,493)     $  (2,069)
                                                      =========      =========     =========      =========      =========

---------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Common Share:
  Income before extraordinary loss and cumulative
    effect of change in accounting principle ....     $    1.01      $    0.16     $    0.16      $   (0.15)     $   (0.07)
  Net income (loss) .............................     $    1.01      $    0.39     $    0.11      $   (0.15)     $   (0.07)
Diluted Earnings (Loss) Per Common Share:
  Income before extraordinary loss and cumulative
    effect of change in accounting principle ....     $    1.00      $    0.16     $    0.16      $   (0.15)     $   (0.07)
  Net Income (loss) .............................     $    1.00      $    0.39     $    0.11      $   (0.15)     $   (0.07)
  Weighted average shares outstanding ...........        42,671         42,914        33,440         30,745         30,417

---------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
  Cash and cash equivalents .....................     $  22,698      $  30,608     $  16,056      $  25,963      $  12,466
  Vessels and other property-net ................       393,862        286,996       394,423        241,821        249,856
  Construction in progress (newbuildings) .......        34,733         56,032        10,754           --             --
  Total assets ..................................       530,127        440,708       439,463        377,049        377,512
  Total debt ....................................       247,147         53,999       125,171         92,842         55,090
  Total stockholders'equity .....................       245,183        283,558       250,402        221,677        197,847

(1) Voyage revenues less vessel and voyage expenses.

                                       See notes to consolidated financial statements

---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of the OMI Corporation ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

     The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The information contained in the discussion of the "Year 2000 Issue" ("Y2K") constitutes forward-looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this project are, for that reason, particularly hard to make with any certainty. Factors that may cause these differences include, but are not limited to, those outlined in the "Risk Assessment" category of the Year 2000 Issue.

GENERAL

Overview

     OMI provides seaborne transportation services for crude oil, refined petroleum products, and dry bulk cargoes (primarily iron ore, coal and grain). The Company is the successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company s common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was Old OMI's foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

     Currently, OMI's fleet comprises 27 vessels (including two chartered-in, one newbuilding delivered in January 1999 and three jointly owned vessels). In June, July and August of 1998, OMI took delivery of three Suezmax newbuildings and will take delivery of a fifth Suezmax in May 2000. The Company operates primarily Suezmax and product tankers. Its fleet comprises eight wholly and one jointly owned Suezmaxes, two chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), one aframax, three Panamax product tankers (currently carrying crude oil), ten handysize product carriers transporting clean products and one jointly owned drybulk carrier. Two 35,000 deadweight ton ("dwt") product carrier newbuildings are to be delivered in mid-1999.

     Net income for the year ended December 31, 1998 was $42.9 million compared to $16.9 million for the year ended December 31, 1997. Included in 1998 income of $42.9 million is a benefit of $38.9 million for federal income taxes. In connection with the Distribution described above, OMI became a decontrolled corporation and the deferred income taxes which had been previously recorded were reversed. Included in the 1997 income of $16.9 million is income of $10.1 million, net of tax, from the cumulative effect of a change in accounting principle for drydock.

MARKET OVERVIEW

     The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The following chart illustrates the fluctuation of the TCE rates for product carriers and Suezmax tankers and volatility of both markets from 1994 through 1998 (TCE's or time charter equivalent rates equate spot market rates with time charter rates by deducting voyage expenses from voyage revenues):

--------------------------------------------------------------------------------

                    [GRAPHICAL REPRESENTATION OF LINE CHART]

                                     Chart
                                     -----

                         AVERAGE TCE RATES FOR TANKERS

                   PRODUCT CARRIERS -- Daily Average TCE Rates

                              YEAR
                              1994      $12,000
                              1995       13,500
                              1996       13,000
                              1997       14,100
                              1998        9,775

        Caribbean/U.S. Atlantic Coast Voyages for mid-1980s built vessels.

                  CRUDE OIL TANKERS -- Daily Average TCE Rates

                              YEAR
                              1994      $13,300
                              1995       16,100
                              1996       19,400
                              1997       23,700
                              1998       22,400

      West Africa/U.S. Atlantic Coast Voyages for mid-1970s built vessels.

                            Source: Fearnleys, Oslo

--------------------------------------------------------------------------------

Product Carriers

     The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Freight rates in this market were relatively strong from 1995 through the first quarter of 1997 showing seasonal improvement in the winter months. After the product tanker market reached a very high level in early 1997 it began receding gradually as a result of reduced oil product imports in the Pacific region due to refinery capacity additions in the area and lower oil consumption because of the financial crisis in Southeast Asia and Korea, higher throughput in industrialized countries, and higher product tanker fleet growth relative to product tanker ton-mile demand. For 1998, average freight rates for product tankers were substantially lower than rates prevailing in 1997. However, freight rates improved towards the end of 1998, but softened again early in 1999.

     The Company's handysize product tankers are currently employed in the spot market. However, effective May 1, 1999 the majority will be time chartered to a newly formed joint venture, International Product Carriers Limited ("IPC") described below. Currently, three vessels are chartered to another joint venture also described below. The two product carriers to be delivered in 1999 have been time chartered to a major oil company for two years. OMI's strategy for its handysize fleet is to increase market share by consolidating commercial operations of vessels through marketing joint ventures and through concentrating trading in selected areas.

     OMI and Heidenreich Marine Inc. ("Heidmar"), an owner and operator of a modern fleet of 50,000 to 90,000 dwt. tankers, have formed a jointly owned company named "OMI-Heidmar Shipping LLC" to market tankers in the Far East. Currently, this company operates seven handysize and handymax product tankers, including three OMI handysize vessels. In addition, OMI has put its three Panamax product tankers into Star Tankers, Inc. a pool of Panamax and aframax crude/product tankers which comprises 28 vessels and operates worldwide.

     In March 1999, the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, establishing IPC Bermuda to commercially operate approximately 30 product carriers of its parents. IPC intends to expand the pool to other product carrier owners to enhance its marketing.

Suezmax Tankers

     The improvement in Suezmax tanker rates, which began in 1995, continued through the early part of 1998. The rate gains in the past few years have been the result of growth in the world oil demand which, together with a modest increase in the supply of tankers, created a better supply/demand balance. Freight rates weakened in the second half of 1998 and the tanker market is expected to continue to be weak in the foreseeable future as a result of OPEC oil production cuts to support oil prices, relatively high world oil inventories, weakness in oil demand due to the continued Southeast Asian economic crisis as well as the onset of a recession in Latin America and the relatively large tanker newbuilding delivery schedule.

     The total world tanker fleet stands at approximately 272.7 million dwt. Approximately 36.5 percent of the worldwide fleet, 38.5 percent of the world Suezmax fleet and 42.7 percent of the world VLCC fleet is 20 or more years old. The tanker orderbook totals approximately 46.7 million dwt or 17.1 percent of the existing fleet. The combination of the tanker market weakness, the relatively high orderbook, an expensive fifth special survey and stricter environmental regulations should accelerate scrappings of the old tonnage.

     The Suezmax market was relatively weak in the fourth quarter. Agreements entered early in the year to cut back oil production by OPEC and other oil producing nations as well as stock reductions have reduced oil liftings. In addition, there were a number of temporary regional supply disruptions in the Atlantic basin including pipeline closures in Nigeria, shutdowns in the North Sea and interruptions in the flow of Iraqi oil to Cehan, Turkey, due to disputes between Iraq and the United Nations concerning the embargo imposed on Iraq after the end of the Iraqi/Kuwaiti conflict in the early 1990s.

     World oil demand increased marginally in 1998 and is expected to increase by about 1.3 million barrels per day in 1999. World commercial oil inventories increased substantially in 1998, especially in the first half of the year. World oil inventories are expected to fall in 1999 in line with OPEC oil production cuts and the increase of oil demand.

     The Company's Suezmax tanker fleet is one of the largest independent fleets in the world. OMI has targeted this market segment due to the flexibility of the Suezmax tankers to engage in long-haul and short-haul trades, growth potential in the crude oil market and the fleet age distribution (more than 38.5% of the fleet is 20 or more years old).

     The Company has identified the advantages of owning a large Suezmax fleet and has been implementing strategies to maximize the advantages.

     In order to renew and improve the efficiency of its Suezmax fleet, the Company ordered five vessels from a South Korean shipyard. The Company took delivery of the first three Suezmaxes in June, July and August of 1998 and one in January 1999. The remaining Suezmax newbuilding is scheduled for delivery in May 2000.

     In 1998, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and Frontline Ltd., a Norwegian owner of one of the world's largest and modern Suezmax fleets, combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance currently markets 27 Suezmax tankers, of which 24 tankers are employed in the Atlantic market, comprising approximately 20 percent of the total Suezmaxes trading in the Atlantic basin. Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and obtain contracts with a number of customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls when cargo is available (that is, transporting cargo on the return trip when a ship would normally be empty) which will improve vessel earnings.

     Any improvement in freight rates in the crude oil market, as well as the product carrier market, will be largely dependent upon improvement in the Far East and Latin American economic conditions as well as an increase in the rate of tanker scrappings in view of the relatively high tanker orderbook for delivery in the foreseeable future.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

     Net voyage revenues of $41.3 million for the year ended December 31, 1998 decreased by a net of $14.1 million from $55.4 million for the year ended December 31, 1997. Net voyage revenues for the years ended 1998, 1997 and 1996 are as follows by the market segments in which OMI primarily operates.

                                      FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------
                                  1998              1997             1996
                                --------          --------         --------
                                               (IN THOUSANDS)
VOYAGE REVENUES:
  Crude Oil Fleet .........     $   98.5          $   74.4         $   49.9
  Product Carrier Fleet ...         50.6              66.2             54.9
  All Other ...............          0.1               1.4              6.2
                                --------          --------         --------
        Total .............     $  149.2          $  142.0         $  111.0
                                ========          ========         ========

VESSEL AND VOYAGE EXPENSES:
  Crude Oil Fleet .........     $   71.7          $   51.5         $   37.6
  Product Carrier Fleet ...         33.5              34.2             31.7
  All Other ...............          2.7               0.9              2.3
                                --------          --------         --------
        Total .............     $  107.9          $   86.6         $   71.6
                                ========          ========         ========

NET VOYAGE REVENUES:
  Crude Oil Fleet .........     $   26.8          $   22.9         $   12.3
  Product Carrier Fleet ...         17.1              32.0             23.2
  All Other ...............         (2.6)              0.5              3.9
                                --------          --------         --------
        Total .............     $   41.3          $   55.4         $   39.4
                                ========          ========         ========

     Net voyage revenues for the Company decreased $14.1 million for the year ended December 31, 1998. Net changes are discussed as follows according to the two market segments (product carrier and crude oil) in which OMI primarily operates. Decreases in net voyage revenue of $3.1 million for the year ended 1998 compared to 1997, not included in the two market segments, relate primarily to the sale of a Liquid Petroleum Gas Carrier ("LPG") in 1997 and increases in management fee expense in 1998 not specifically allocated to vessel expenses.

Product Carrier Fleet

     The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) at December 31, 1998 and 1997. Rates in the product market began to decline in the second half of 1997. To minimize decreases due to rate declines in the short-term, OMI placed three Panamaxes which previously carried clean products, into a marketing pool in November 1997, May 1998 and July 1998. Decreases in the product carrier fleet in 1998 pertaining to the Panamaxes relate to a part of the year (367 days in aggregate) in which two of the vessels were carrying clean products and the remainder of the decrease relates to decreased rates earned for these vessels in 1998 in comparison to 1997.

     Net voyage revenues decreased by $14.9 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decreases are due primarily to the market decline in rates mentioned in the overview. Other decreases in this fleet relate to the three Panamaxes with decreases in net voyage revenue of approximately $4.4 million which were included in the crude oil fleet's earnings for the entire 1998 year for one vessel and approximately twelve months in aggregate for the other two vessels. Additionally, aggregate net voyage revenue decreased an additional approximately $2.7 million in the first half of 1998 compared to 1997 for the two Panamax vessels when they were operating as "clean" product carriers. Additional decreases in 1998 net voyage revenue were related to six product carriers drydocked for an aggregate of 138 days in 1998 versus four vessels for an aggregate of 89 days in 1997.

Crude Oil Tanker Fleet

     At December 31, 1998, the crude fleet consisted of eight wholly-owned vessels (seven Suezmaxes, not including the vessel delivered January 1999, and one aframax) and two chartered-in Suezmaxes; all but one of the vessels are currently operating in the spot market. In 1997, OMI owned six Suezmaxes, one aframax and chartered- in four vessels (one beginning in May 1997 as part of a sale-leaseback transaction and the other three beginning in the fourth quarter of 1997). During 1998, three new Suezmax vessels were delivered and operated an aggregate of 511 days, a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

     Net voyage revenues of $26.8 million generated by the crude tanker fleet increased a net of $3.9 million for the year ended December 31, 1998 from $22.9 million for the year ended December 31, 1997. The net increase in net voyage revenues can be attributed to three reasons: three Panamaxes with net voyage revenue of $4.4 million which had been carrying clean products in 1997, net voyage revenues of approximately $6.8 million from three Suezmax vessels delivered in the summer of 1998 and an increase in the net voyage revenues due to higher freight rates in 1998 earned by the aframax vessel (which also incurred 22 days offhire in 1997). Net voyage revenues were reduced by decreases in revenues for the remainder of the fleet as a result of: lower rates in the spot market in 1998 due to the lower demand for oil explained in the market overview, decreases of $3.8 million in net voyage revenues earned from three of the four vessels chartered-in during 1998, decreases of $2.0 million from the sale of the Suezmax vessel in August 1998 and decreased revenue due to an aggregate of 77 more offhire days in 1998 compared to 1997 primarily relating to drydocking. The net voyage revenues earned by the vessels chartered-in were substantially less due to lower current market rates than those prevailing when the leases were fixed.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative ("G & A") expenses. For the year ended December 31, 1998, these expenses decreased $0.1 million to $35.1 million, from $35.2 million for the year ended December 31, 1997. The net decrease was due to a decline in G & A expenses of $1.7 million primarily because of relocation accruals and additional professional fees for the anticipated spin off of the Company included in the 1997 expenses. The decrease in G & A expenses was offset by a net increase of $1.6 million in depreciation expense from the delivery of three Suezmax tankers in 1998, offset by the sale of a Suezmax tanker in August 1998 and an LPG vessel in May 1997.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of gain on disposal of assets-net, interest expense, interest income and other-net. Net other expense decreased by $4.4 million from $8.6 million to $4.2 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. Gain on sale of assets-net increased $5.6 million due to the gain on sale the of a Suezmax tanker in August 1998 compared to the gain on sale in March 1997 of an LPG vessel. Interest expense decreased by $0.6 million for the year ended December 31, 1998 compared to 1997. The decrease in interest expense was primarily due to increases in the capitalization of interest on construction in progress and less interest expense due to repayment of debt for the vessel sold in August 1998 offset by interest expense on additional borrowings upon delivery of three newbuildings. Other-net of $0.9 million expense for the year 1998 represents a litigation settlement for a vessel which was sold in 1996.

(BENEFITS) PROVISION FOR INCOME TAXES

     The income tax benefit of $ 37.2 million includes a provision for federal income taxes of $1.7 million for the period from January 1, 1998 through June 17, 1998 (the date of the Distribution), net of the benefit of $38.9 million representing the reversal of deferred income taxes at the distribution date, as the Company became a decontrolled corporation.

EQUITY IN OPERATIONS OF JOINT VENTURES

     OMI currently has five joint ventures with its ownership in each approximating 50 percent. Three joint ventures each own one vessel.

     Equity in operations of joint ventures increased by $2.9 million to $3.7 million for the year ended December 31, 1998 compared to $0.8 million for the year ended 1997. The net increase is primarily attributed to better operating results for a vessel operating in a 49.0 percent owned venture, in addition to increase earnings in 1998 due to a loss on sale of a vessel in 1997 owned by a
49.9 percent joint venture of approximately $10.5 million (OMI's portion of the loss was approximately $5.1 million) offset in part by the gain on the sale of a vessel in the same venture of $1.9 million (OMI's portion of the gain was approximately $0.9 million).

     During 1998, the Company received an aggregate of $3.4 million in dividends from joint ventures, $2.0 million from Amazon Transport, Inc. ("Amazon") and $1.4 million from White Sea Holdings, Ltd. ("White Sea"). Additionally, during November 1998, OMI received cash of $3.0 million upon dissolution of a 49 percent owned joint venture and recorded a loss of $678,000 from the dissolution of a 25 percent equity interest in a joint venture.

FOR THE YEAR ENDED DECEMBER 31, 1997 VERSUS DECEMBER 31, 1996

     Net voyage revenues of $55.4 million for the year ended December 31, 1997 increased by a net of $16.0 million from $39.4 million for the year ended December 31, 1996. The increase in net voyage revenues of $16.0 million for the year ended December 31, 1997 includes a decrease of $3.4 million (which is not included in the two market segments net voyage revenue) which relates primarily to additional earnings in 1996 from the LPG carrier disposed of in March 1997. Other changes in net voyage revenue are discussed as follows according to the two market segments in which OMI primarily operates.

Product Carrier Fleet

     The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) at December 31, 1997 as compared to ten vessels (nine handysize and three Panamaxes) at December 31, 1996. The Company maintained a mix of approximately half its product carriers on time charters in both years.

     Net voyage revenues increased $8.8 million for the year ended December 31, 1997 compared to the same period in 1996. This increase included the results of two product carriers acquired in 1996 and one vessel purchased in 1997, one vessel contributed to increased earnings in 1997 due to 37 offhire/drydock days in 1996 and two vessels contributed additional revenue generated from a new marketing pool, Star Tankers, Inc. (previously named Heidmar/Pleiades pool). With respect to the remaining vessels in this fleet, net voyage revenues in aggregate, remained relatively unchanged during 1997 compared to 1996.

Crude Oil Tanker Fleet

     At December 31, 1997, the crude fleet consisted of seven wholly owned vessels (six Suezmaxes, one aframax) and chartered-in four Suezmax vessels, nine of which were operating in the spot market and two vessels were on time charters at December 31, 1997. In 1996, OMI also owned seven crude carriers and chartered- in one vessel, four of these vessels operated in the spot market.

     Net voyage revenues generated by the crude oil fleet increased $10.6 million in 1997 compared to 1996 primarily for two reasons; first by $9.9 million due to the acquisition of the ALTA and the TANANA (two Suezmax tankers in which the Company acquired its partners' interests on December 30, 1996) and second, due to improved rates resulting from better market conditions in 1997.

OTHER OPERATING EXPENSES

     For the year ended December 31, 1997, other operating expenses increased $10.2 million to $35.2 million from $25.0 million for the same period in 1996.
G & A expenses increased $5.7 million primarily due to increases in allocations of salary expense which include accruals for bonuses aggregating approximately $2.0 million, relocation expenses of approximately $2.6 million of the Company's corporate headquarters to Stamford, Connecticut in 1998 and expenses allocated to the spin-off. Other G & A expenses allocated increased approximately $0.3 million. The increase in depreciation expense of $4.5 million relates to the two crude oil carriers ALTA and TANANA acquired in 1996 and three product carriers acquired in 1996 and 1997.

OTHER INCOME (EXPENSE)

     Net other expense decreased by $2.3 million for the year ended December 31, 1997 compared to the same period in 1996. Interest expense decreased $5.2 million due to the following; reduction in the average mortgage debt in 1997 compared to 1996, payment of debt from proceeds of vessel sales and proceeds from the public offering of stock in the fourth quarter of 1996, interest capitalized on four vessels under construction for the entire twelve months of 1997 compared to two vessels for one month in 1996 and lower average interest rates on corporate debt refinanced in July 1996 and April 1997. Decreases in Net other expenses were offset in part by decreases in the gain on disposal of assets-net of $3.2 million for the year ended December 31, 1997. This decrease resulted primarily from the gain on sale of a crude oil carrier of $3.6 million in 1996 offset in part by the gain on sale of the LPG carrier of approximately $0.9 million in the first quarter of 1997.

(BENEFITS) PROVISION FOR INCOME TAXES

     The income tax provision of $5.4 million (excluding the income tax provision for the cumulative effect of the change in accounting principle) for the year ended December 31, 1997 varied from statutory rates primarily because deferred taxes were not recorded for equity in operations of joint ventures, net of dividends declared, other than Amazon and White Sea as management considered such earnings to be invested for an indefinite period.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $1.8 million to $0.7 million in the year ended 1997 compared to $2.5 million for the same period in 1996. The decrease in equity was primarily attributed to the loss on the sale of a vessel owned by Mosaic Alliance Corporation ( "Mosaic") a 49.9 percent joint venture, of $5.1 million, offset in part by a gain from the sale of another vessel of $0.9 million in the same joint venture. In accordance with the Company's plan to decrease participation in vessel owning joint ventures, on December 10, 1997, Mosaic acquired the majority shareholders' interest in the venture for cash of $32.3 million and 50.1 percent of stock in its subsidiary Kanejoy Corporation, with a book value of $3.5 million, and Mosaic became a 100 percent owned subsidiary of OMI. Additional decreases in equity of $1.3 million were attributed to Wilomi, Inc. a 49 percent owned joint venture until December 30, 1996, when Wilomi Inc. acquired its 51 percent interest from one of its partners and became a 100 percent owned subsidiary of OMI.

     Increases in equity in operations of joint ventures of $3.1 million offsetting the aforementioned decreases relate to Amazon, which operates one crude oil carrier that was drydocked for 92 days in 1996 which resulted in both lack of earnings and additional drydock expense. Equity also increased $1.7 million from White Sea as a result of 66 offhire days related to drydock in 1996.

BALANCE SHEET

     In 1998, the Company took delivery of three newly constructed double hulled Suezmax tankers increasing Vessels by approximately $167.0 million, decreasing Construction in Progress by $27.4 million and increasing debt by $109.3 million.

     On August 12, 1998, vessels (net) decreased by $38.3 million, which was the net book value of the TANANA which was sold for a $6.5 million gain.

     During 1998, the Company purchased 2,076,700 shares of OMI stock at an average cost of $4.35 per share for a total cost of $9.0 million.

     On September 4, 1998, the Company repurchased $2.5 million of its 10.25 percent Senior Notes.

     The distribution of OMI affected the balance sheet as follows: deferred taxes of $38.9 million were reversed into income, the receivable from parent-net aggregating $76.1 million was charged to Capital surplus, the balance of Net intercompany transactions of $40.8 million was credited to Capital surplus, and debt increased $108.9 million for debt assumed from the parent company (see Financing Activities).

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $22.7 million at December 31, 1998 decreased $7.9 million from cash and cash equivalents of $30.6 million at December 31, 1997. The Company's working capital of $1.9 million decreased $29.6 million from working capital of $31.5 million at December 31, 1997. Current assets decreased $5.5 million primarily due to decrease in cash and cash equivalents. Current liabilities increased $24.1 million primarily due to the increase in current portion of long-term debt, which was assumed from the parent company at the time of the Distribution (See Financing Activities) in addition to $12.0 million drawn on a line of credit which was repaid in January 1999. Net cash provided by operating activities decreased $ 2.0 million to $17.7 million for the year ended December 31, 1998 compared to the year ended December 31, 1997.

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $99.8 million, an increase of $115.4 million from cash provided by investing activities of $15.6 million for the year ending December 31, 1997. Cash used by investing activities increased in 1998 primarily by $145.6 million due to the acquisition of three new vessels and additions to vessels under construction. The Company received $44.9 million (which includes expenses of the sale) in proceeds from the sale of its vessel in August 1998. Additionally, in 1997, the Company received proceeds from the sale of the ALTA of $39.0 million. During 1998, OMI received approximately $3.0 million from the dissolution of a joint venture. In 1997, cash increased $32.3 million when the Company consolidated Mosaic.

FINANCING ACTIVITIES

     Cash provided by financing activities was $74.2 million in 1998 compared to cash used of $20.8 million for the year ended 1997. Payments on long-term debt of $87.1 million were made in 1998. Included in the payments of $87.1 million were unscheduled payments of $83.5 million; $29.0 million was for payments on short-term borrowings from a line of credit, payments from the refinancing of $20.6 million for two vessels, the payment of debt of $31.4 million for the vessel sold in August 1998 and the repurchase of $2.5 million of the Company's Senior Notes. Proceeds from the issuance of long-term debt of $171.3 million include proceeds of $109.3 million for the financing of the three newly constructed vessels, $16.0 million from refinancing of two vessels and $46.0 million drawn on a line of credit. During 1998 $9.0 million of the Company's stock was repurchased. In the year ended December 31, 1997, $4.1 million was received from the Company's parent, Old OMI, as a capital contribution and $
24.7 million of debt was repaid (including $16.9 million from the sale of a vessel).

     Prior to the Distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense, net of tax, were allocated to OMI and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt and the after-tax allocated interest expense and the after tax allocated general and administrative expenses had been included in Net intercompany transactions in Stockholders' equity. Debt assumed by the Company from Old OMI of $108.9 million comprises $99.1 million available under a line of credit described below, $6.8 million 10.25 percent Senior Notes and a $3.0 million seven percent Convertible Note. Although management believes that the historical allocation of corporate debt and interest expense was reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods presented.

     At December 31, 1998, OMI had five credit facilities aggregating $378.0 million, $239.8 million was outstanding and $138.2 million was unused at that date. One facility for $116.5 million was assumed from Old OMI, see below, and the remaining four facilities aggregating $261.5 million were entered into from June through December 1998.

     In February 1999, OMI entered into a $25.0 million revolving line of credit to be used for working capital and other general corporate purposes. The line of credit bears interest at LIBOR plus a margin that varies with facility use which will not be greater than 1.75%.

     The Company has a credit facility, which was assumed from Old OMI, which provides for a line of credit in the amount of $116.5 million (not to exceed 70 percent of the fair market value of the vessels securing the loan). The credit facility is secured by eleven vessels with a book value aggregating $ 170.1 million at December 31, 1998. At December 31, 1998, the outstanding loan balance was $116.1 million and was reduced by $12.0 million January 7, 1999. The Notes under the credit facility bear interest at LIBOR plus a margin ranging from 0.60%-0.95% which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in April 2002, provides for nine semi-annual reductions (six currently remaining at December 31, 1998). As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required.

     During June and July 1998, the Company entered into three new secured revolving credit agreements with banks, in the amounts of $53.0 million, $71.5 million and $77.0 million to refinance two Panamax tankers and to finance two product carriers and four Suezmax carriers when delivered. On June 9, 1998, the Company drewdown $16.0 million to refinance the two Panamax tankers. Also on June 9, 1998, $35.7 million was drawn to finance the first Suezmax vessel, $37.8 million on July 20, 1998 and $35.7 million on August 7, 1998, was drawn to finance the second and third Suezmax vessels delivered. The facilities bear interest at LIBOR plus, for the $53.0 million facility, a margin ranging from 0.65%-0.95%
based on the Company's funded debt to capitalization ratio, for the $71.5 million facility, a margin ranging from 0.85%-0.95% and for the $77.0 million facility, a margin ranging from 0.60%-1.00%.

     During December 1998, the Company entered into an agreement for a $60.0 million revolving credit facility to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. The facility bears interest at LIBOR plus a margin ranging from 0.55%-0.80% based on the Company's funded debt to capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37.5 million to finance the Suezmax vessel delivered. The Company intends to repay this debt with the proceeds from permanent financing to be completed in 1999.

     Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company's subsidiaries to pay dividends to the Company. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. At December 31, 1998, the Company was in compliance with all its financial covenants.

     The Company believes that the actions it has taken in the last year and continues to do currently to improve its liquidity and financial position will give the Company greater financial flexibility to fund its vessel acquisition program and finance its other cash needs.

OTHER COMMITMENTS

     The Company has three remaining construction contracts with the same yard for two product carriers with expected capitalized costs at delivery in 1999 of $30.0 million each and one Suezmax carrier with an expected capitalized cost of $51.0 million scheduled to be delivered in 2000.

     OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $15.0 million at December 31, 1998 with OMI's guaranty of such debt being approximately $7.5 million.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. In 1998 and 1997, OMI advanced $0.2 million and $0.4 million, respectively, in the form of non-interest bearing loans to cover operating expenses of a new joint venture. At December 31, 1998, no other such deficiencies have been funded.

AGREEMENTS

As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

     Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

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

     Tax Cooperation Agreement-Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior and after the Distribution and related matters such as the filing of tax returns and the conduct of audits and other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to OMI or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

     Dividends-Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000 ISSUE

GENERAL

     The "Year 2000 issue" arises from the fact that many computer hardware and software systems use only two digits rather than four digits to define the applicable year. As a result, these systems may not calculate dates beyond 1999, which may result in system failure or miscalculations by computer programs which could cause disruption of the Company's operations.

STATE OF READINESS

     The Company has taken steps to ensure that its systems will be year 2000 compliant including systems on board vessels. The Company has been in the process over the last year of upgrading its internal hardware and software systems for business reasons other than Year 2000 compliance. Therefore, the Company believes, after conversion to the new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, the Year 2000 readiness of the Company's customers, suppliers and business partners may vary.

     The Company developed a plan that outlines the Company's procedures to become Y2K compliant which was approved in November 1998 by senior management of OMI, as well as the Board of Directors. An oversight committee was formed which includes members of senior and technical management who meet on a monthly basis with the Company's Information Services team. The procedures in the plan or the "Project", address the following: identification of inventory and assessment as to its Y2K readiness, remediation strategies and remediation costs. The Company has initiated formal communications with vendors and other customers which the Company does business with, to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Y2K issue. The Company cannot predict the outcome of other companies' remediation efforts. The Project includes procedures for fixing critical systems using a combination of replacements and upgrades.

     The Company has identified and scheduled a sufficient number of qualified personnel to accomplish the Project objectives and has established a process for monitoring its progress against the Y2K plan in accordance with a timetable of expected completion dates for the various phases of the Project.

     The Company expects all critical systems and products to be Y2K compliant as of July 1999. Currently, 50 percent of the accounting systems and 70 percent of the ship hardware is year 2000 compliant.

COSTS

     The Y2K Project includes estimated costs of $0.2 million related to financial systems. The cost that relates to fixture of ships' software and hardware is expected to be minimal. Additionally, the Company has already paid $0.3 million, not included in the estimated budget for financial systems, towards new financial applications implementation which included the hardware, software and support fees.

     Based on responses received from vendors, to date, the Company is not aware of any significant investments in assets that are not Y2K compliant.

     There can be no guarantee that these estimates will be achieved and actual results could differ from what has been anticipated. Based on its current estimates and information currently available, the Company does not anticipate that costs associated with this Project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

RISK ASSESSMENT

     At this time, until the process is tested, the Company cannot fully estimate the risks of its Y2K issue. To date, OMI has not identified any material risks of not being year 2000 ready. However, if a risk should subsequently arise, OMI would identify its effects and remedy by the contingency plan, see below. Additionally, there is exposure to third parties because guarantees which the Company relies on as to Y2K compliance are not specifically verified, which can also cause disruption if not remedied in a timely manner.

CONTINGENCY PLAN

     The Company relies on vendor guarantees that critical systems are Y2K compliant. Therefore, the Company anticipates that those critical systems will function properly. OMI has "full" maintenance contracts with all its vendors in the case of any system problem, they are required to resolve such problems within a reasonable amount of time.

     The Company does not anticipate that any of their critical and non-critical systems will not be Y2K compliant by the required completion dates. There are no critical and unique high volume systems for which a contingency plan may not be possible. Further, if the computer system would go down, the Company plans to revert to manual procedures, which will be reviewed and tested during 1999.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to its debt and related interest rate swaps. The majority of this exposure is the floating rate debt, which totaled $239.8 million at December 31, 1998. A one percent increase in the floating rate would increase the interest expense by $2.4 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $7.4 million as of December 31, 1998. If the interest rate was to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.3 million.

     The Company has entered into interest rate swap agreements to manage its exposure with interest rates by locking in fixed interest rates from floating rates. At December 31, 1998, there were three swaps with a total notional principal of $32.7 million. The swap agreements have various maturity dates from February 1999 to June 1999, and the Company would have had to pay $0.4 million to terminate the agreements as of December 31, 1998. Since the agreements mature in 1999 and terms of the contracts are known, the maximum exposure to the interest rate swaps is $0.4 million.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
OMI Corporation And Subsidiaries:

Consolidated Statements of Operations and Comprehensive Income for the three years ended
  December 31, 1998 ............................................................................  25
Consolidated Balance Sheets at December 31, 1998 and 1997 ......................................  26
Consolidated Statements of Cash Flows for the three years ended December 31, 1998 ..............  28
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998 ....  29
Notes to Consolidated Financial Statements .....................................................  31
Independent Auditors' Report ...................................................................  48
Quarterly Results of Operations (Unaudited).....................................................  49

Financial Statements of Significant Investees of OMI Corporation and Subsidiaries:

Amazon Transport, Inc.

Balance Sheets at December 31, 1998 and 1997 ...................................................  50
Statements of Operations for the three years ended December 31, 1998 ...........................  51
Statements of Cash Flows for the three years ended December 31, 1998 .... ......................  52
Notes to Financial Statement ...................................................................  53
Independent Auditors' Report ...................................................................  55

White Sea Holdings Ltd.

Balance Sheets at December 31, 1998, and 1997 ..................................................  56
Statements of Income and Retained Earnings for the three years ended December 31, 1998 .........  57
Statements of Cash Flows for the three years ended December 31, 1998 ...........................  58
Notes to Financial Statements ..................................................................  59
Independent Auditors' Report ...................................................................  61

Mosaic Alliance Corporation

Consolidated Statements of Operations and Retained Earnings for the period ended
  December 10, 1997 and the year ended December 31, 1996........................................  62
Consolidated Balance Sheet at December 10, 1997 and December 31, 1996 ..........................  63
Consolidated Statements of Cash Flows for the period ended December 10, 1997 and the year ended December 31, 1996..................................................................  64
Notes to Consolidated Financial Statements......................................................  65
Report of the Auditors .........................................................................  71


Item 8: FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                                     OMI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (in thousands, except per share data)

                                                                     For the Years Ended December 31,
                                                                  ---------------------------------------
                                                                    1998           1997           1996
                                                                  ---------      ---------      ---------
REVENUES (Note 4) ...........................................     $ 149,228      $ 141,985      $ 111,292
                                                                  ---------      ---------      ---------
OPERATING EXPENSES:
  Vessel and voyage (Note 1) ................................        82,368         77,686         67,008
  Operating leases ..........................................        25,529          8,906          4,592
  Depreciation and amortization (Note 1) ....................        24,314         22,675         18,142
  General and administrative (Note 4) .......................        10,773         12,540          6,851
                                                                  ---------      ---------      ---------
Total operating expenses ....................................       142,984        121,807         96,593
                                                                  ---------      ---------      ---------
OPERATING INCOME ............................................         6,244         20,178         14,699
                                                                  ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Gain on disposal of assets-net (Note 11) ..................         6,485            885          4,078
  Interest expense ..........................................       (11,118)       (11,756)       (16,912)
  Interest income ...........................................         1,346          2,222          1,886
  Other-net .................................................          (882)          --             --
                                                                  ---------      ---------      ---------
Net other expense ...........................................        (4,169)        (8,649)       (10,948)
                                                                  ---------      ---------      ---------
Income before income taxes, equity in operations of joint
  ventures, extraordinary loss and cumulative effect of
  change in accounting principle ............................         2,075         11,529          3,751
(Benefit) provision for income taxes (Note 9) ...............       (37,158)         5,407            876
                                                                  ---------      ---------      ---------
Income before equity in operations of joint ventures,
  extraordinary loss and cumulative effect of change in
  accounting principle ......................................        39,233          6,122          2,875
Equity in operations of joint ventures (Note 6) .............         3,684            737          2,481
                                                                  ---------      ---------      ---------
Income before extraordinary loss and cumulative effect
  of change in accounting principle .........................        42,917          6,859          5,356
Extraordinary loss, net of tax benefit ......................          --             --           (1,663)
Cumulative effect of change in accounting principle, net of
  income tax provision (Note 18) ............................          --           10,063           --
                                                                  ---------      ---------      ---------
NET INCOME (Notes 1, 14, 18) ................................        42,917         16,922          3,693
Other Comprehensive Income:
  Reversal of deferred income taxes on cumulative translation
    adjustment ..............................................         2,530           --             --
                                                                  ---------      ---------      ---------
Comprehensive Income ........................................     $  45,447      $  16,922      $   3,693
                                                                  =========      =========      =========
Basic Earnings Per Common Share:
  Income before extraordinary loss and cumulative effect of
    change in accounting principle ..........................     $    1.01      $    0.16      $    0.16
  Net income ................................................     $    1.01      $    0.39      $    0.11
Diluted Earnings Per Common Share:
  Income before extraordinary loss and cumulative effect of
    change in accounting principle ..........................     $    1.00      $    0.16      $    0.16
  Net income ................................................     $    1.00      $    0.39      $    0.11

                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                December 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
CURRENT ASSETS:
Cash, including cash equivalents of:
  1998-$10,166; 1997-$25,900 (Notes 1, 8) ................  $ 22,698    $ 30,608
Receivables:
  Traffic ................................................    12,842       8,151
  Other ..................................................     2,733       2,957
Prepaid drydock expense (Note 18) ........................     3,550       4,705
Other prepaid expenses and other current assets (Note 13)      5,272       6,189
                                                            --------    --------
  Total current assets ...................................    47,095      52,610
                                                            --------    --------
VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
  Vessels (Notes 1, 7) ...................................   543,040     425,209
  Construction in progress (Notes 1, 17) .................    34,733      56,032
  Other property .........................................     1,407         435
                                                            --------    --------
Total vessels, construction in progress and other property   579,180     481,676
Less accumulated depreciation (Note 1) ...................   150,585     138,648
                                                            --------    --------
Vessels, construction in progress and other property .....   428,595     343,028
                                                            --------    --------
INVESTMENTS IN, AND ADVANCES TO JOINT VENTURES (Note 6) ..    25,507      27,810
OTHER ASSETS AND DEFERRED CHARGES ........................    28,930      17,260
                                                            --------    --------
TOTAL ....................................................  $530,127    $440,708
                                                            ========    ========


                 See notes to consolidated financial statements.

                              OMI CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                (in thousands, except shares)

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,
                                                                   ------------------------
                                                                     1998           1997
                                                                   ---------      ---------
CURRENT LIABILITIES:
  Accounts payable ...........................................     $   2,520      $   1,512
  Accrued liabilities:
    Voyage and vessel (Note 18) ..............................        11,438          7,230
    Interest .................................................         4,007            287
    Other ....................................................         2,571          3,307
  Deferred gain on sale of vessel (Note 10) ..................         3,151          3,151
  Current portion of long-term debt (Notes 6, 7) .............        21,494          5,575
                                                                   ---------      ---------
    Total current liabilities ................................        45,181         21,062
                                                                   ---------      ---------
ADVANCE TIME CHARTER REVENUES AND OTHER
  LIABILITIES (Note 18) ......................................         3,496          2,828
LONG-TERM DEBT (Notes 4, 6, 7) ...............................       225,653         48,424
DEFERRED GAIN ON SALE OF VESSEL (Note 10) ....................         7,514         10,665
DEFERRED INCOME TAXES (Notes 1, 9) ...........................         3,100         45,480
PAYABLE TO PARENT -NET (Note 4) ..............................          --           28,691
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
  Common stock, $0.50 par value; 80,000,000 shares
    authorized; shares issued and outstanding: 1998-43,676,000
    1997-43,066,000 (Notes 1, 5, 16) .........................        21,838         21,533
  Capital surplus (Notes 1, 3, 4) ............................       207,478        243,062
  Retained earnings (deficit) (Notes 1, 3, 4) ................        17,465        (25,452)
  Net intercompany transactions (Notes 1, 4) .................          --           39,503
  Cumulative translation adjustment ..........................         7,442          4,912
  Treasury stock (Note 16) ...................................        (9,040)          --
                                                                   ---------      ---------
    Total stockholders' equity ...............................       245,183        283,558
                                                                   ---------      ---------
TOTAL ........................................................     $ 530,127      $ 440,708
                                                                   =========      =========

                       See notes to consolidated financial statements.

                                       OMI CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                         For the Years Ended December 31,
                                                                      ---------------------------------------
                                                                        1998           1997           1996
                                                                      ---------      ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income ....................................................     $  42,917      $  16,922      $   3,693
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
  Cumulative effect of change in accounting principle, net of tax          --          (10,063)          --
  Extraordinary loss, net of tax ................................          --             --            1,663
  Decrease in deferred income taxes .............................       (39,850)        (2,314)        (1,011)
  Depreciation and amortization .................................        24,314         22,675         18,142
  Gain on disposal of assets-net ................................        (6,485)          (885)        (4,078)
  Net intercompany transactions .................................         1,337         11,357          9,396
  Amortization of deferred gain on sale of vessel ...............        (3,151)        (1,940)          --
  Equity in operations of joint ventures over
    dividends received ..........................................          (254)            (2)        (2,114)
Changes in assets and liabilities:
  Increase in receivables and other current assets ..............        (2,460)        (4,532)        (2,295)
  Increase (decrease) in accounts payable and
    accrued liabilities .........................................         8,292          2,508         (5,438)
  Payable to parent-net .........................................        (3,217)       (16,687)         8,549
  Advances from joint ventures-net ..............................          (185)          (254)        (6,170)
  (Increase) decrease in other assets and deferred charges ......        (3,347)         4,092         (2,265)
  (Decrease) increase in advance time charter revenues
    and other liabilities .......................................          (240)        (1,220)         1,166
  Other assets and liabilities-net ..............................          --             --              (93)
                                                                      ---------      ---------      ---------
    Net cash provided by operating activities ...................        17,671         19,657         19,145
                                                                      ---------      ---------      ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from disposition of vessels and other property .......        44,877         38,977         15,045
  Proceeds from sale of securities ..............................          --             --            1,080
  Additions to vessels and other property .......................      (147,407)       (55,285)       (12,602)
  Proceeds from dispositions of joint ventures ..................         2,989         32,301          4,813
  Investment in joint venture ...................................          (247)          (343)          --
                                                                      ---------      ---------      ---------
    Net cash (used) provided by investing activities ............       (99,788)        15,650          8,336
                                                                      ---------      ---------      ---------
CASH FLOWS (USED) PROVIDED By FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ......................       171,300           --            3,000
  Payments on long-term debt ....................................       (87,070)       (24,732)       (22,571)
  Purchase of treasury stock ....................................        (9,040)          --             --
  Payment to parent relating to notes ...........................          --             --          (11,000)
  Capital contribution from OMI .................................          --            4,100         10,683
  Dividends paid ................................................          --             --          (17,500)
  Payments for debt issue costs .................................          (983)          (123)          --
                                                                      ---------      ---------      ---------
    Net cash provided (used) by financing activities ............        74,207        (20,755)       (37,388)
                                                                      ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............        (7,910)        14,552         (9,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................        30,608         16,056         25,963
                                                                      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................     $  22,698      $  30,608      $  16,056
                                                                      =========      =========      =========

                                See notes to consolidated financial statements.

                                                 OMI CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           For The Three Years Ended December 31, 1998
                                                          (in thousands)

                                                                                                                    ACCUMULATED
                                            COMMON STOCK                      RETAINED       NET                       OTHER
                                           -----------------     CAPITAL      EARNINGS   INTERCOMPANY   TREASURY   COMPREHENSIVE
                                           SHARES    AMOUNT      SURPLUS      (DEFICIT)  TRANSACTIONS     STOCK        INCOME
                                           ------   --------     -------      --------   ------------   ---------  --------------
Balance at January 1, 1996 ..............  31,041   $ 15,521     $155,633     $ 28,524     $ 17,087                    $4,912
Comprehensive income:
  Net income ............................                                        3,693
  Net change in valuation account
    comprehensive income ................

Comprehensive Income ....................

Transfer of subsidiaries from Parent
  (Note 3) ..............................                          95,953      (74,591)
Shares issued in common stock
  offering ..............................  11,500      5,750       (5,750)
Exercise of stock options and stock
  appreciation rights ...................     150         75          (75)
Capital contribution from Parent ........                          10,683
Retirement of partner's equity
  interest in joint venture (Note 6) ....                         (18,072)
Net intercompany transactions ...........                                                    11,059
                                           ------    -------     --------     --------     --------     --------       ------
Balance at December 31, 1996 ............  42,691     21,346      238,372      (42,374)      28,146                     4,912

Comprehensive income:
  Net income ............................                                       16,922
  Net change in valuation account
    comprehensive income ................

Comprehensive Income ....................

Capital contribution of .................
  intercompany account balance with
  parent (Note 4) .......................                           4,100
Retirement of partner's equity
  interest in joint venture (Note 6) ....                             777
Net intercompany transactions ...........                                                    11,357
Issuance of common stock ................     375        187         (187)
                                           ------    -------     --------     --------     --------     --------       ------
Balance at December 31, 1997 ............  43,066     21,533      243,062      (25,452)      39,503                     4,912

Comprehensive Income:
  Net Income ............................                                       42,917
  Reversal of deferred income taxes
    on cumulative translation
    adjustment ..........................                                                                               2,530

Comprehensive income ....................

Capital distribution of net
  intercompany account balance
  with parent (Note 4) ..................                         (76,119)
Net intercompany transactions ...........                                                     1,337
Capital distribution of net
  intercompany transactions with
  parent (Note 4) .......................                          40,840                   (40,840)
Exercise of stock options ...............      50         25          (25)
Issuance of common stock ................     560        280         (280)
Purchase of treasury stock (Note 16) ....                                                               $ (9,040)
                                           ------    -------     --------     --------     --------     --------       ------
Balance at December 31, 1998 ............  43,676    $21,838     $207,478     $ 17,465     $     --     $ (9,040)      $7,442
                                           ======    =======     ========     ========     ========     ========       ======




                                                               TOTAL
                                            COMPREHENSIVE   STOCKHOLDERS'
                                               INCOME          EQUITY
                                            -------------   -------------
Balance at January 1, 1996 ..............                     $221,677
Comprehensive income:
  Net income ............................     $  3,693           3,693
  Net change in valuation account
    comprehensive income ..................         --
                                               -------
Comprehensive Income ....................      $ 3,693
                                               =======
Transfer of subsidiaries from Parent
  (Note 3) ..............................                       21,362
Shares issued in common stock
  offering ..............................                           --
Exercise of stock options and stock
  appreciation rights ...................                           --
Capital contribution from Parent ........                       10,683
Retirement of partner's equity
  interest in joint venture (Note 6) ....                      (18,072)
Net intercompany transactions ...........                       11,059
                                                              --------
Balance at December 31, 1996 ............                      250,402

Comprehensive income:
  Net income ............................      $16,922          16,922
  Net change in valuation account
    comprehensive income ................           --
                                               -------
Comprehensive Income ....................      $16,922
                                               =======
Capital contribution of
  intercompany account balance with
  parent (Note 4) .......................                        4,100
Retirement of partner's equity
  interest in joint venture (Note 6) ....                          777
Net intercompany transactions ...........                       11,357
Issuance of common stock ................                           --
                                                              --------
Balance at December 31, 1997 ............                      283,558

Comprehensive Income:
  Net Income ............................      $42,917          42,917
  Reversal of deferred income taxes
    on cumulative translation
    adjustment ..........................        2,530           2,530
                                               -------
Comprehensive income ....................      $45,447
                                               =======
Capital distribution of net
  intercompany account balance
  with parent (Note 4) ..................                      (76,119)
Net intercompany transactions ...........                        1,337
Capital distribution of net
  intercompany transactions with
  parent (Note 4) .......................                           --
Exercise of stock options ...............                           --
Issuance of common stock ................                           --
Purchase of treasury stock (Note 16) ...                        (9,040)
                                                              --------
Balance at December 31, 1998 ............                     $245,183
                                                              ========

                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Years Ended December 31, 1998
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS-OMI Corporation ("OMI" or the "Company"), is a bulk shipping company incorporated in the Republic of the Marshall Islands, which provides seaborne transportation services, primarily of crude oil and petroleum products. The Company is a successor to Universal Bulk Carriers, Inc.("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") to OMI Corp.'s shareholders of one share of UBC common stock for each share of OMI Corp. ("Old OMI") common stock. The Distribution separated Old OMI into two publicly-owned companies. In connection with the Distribution, the Company's common stock was recapitalized with 80,000,0000 shares authorized (par value 50 cents), with 43,066,000 shares outstanding. This recapitalization has been reflected for all periods presented. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

     BASIS OF PRESENTATION-The accompanying consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of OMI and subsidiaries.

     The financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OMI and all intercompany accounts and transactions between OMI and its subsidiaries have been eliminated.

     RECLASSIFICATIONS-Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

     The financial statements and computations of basic and diluted earnings per share (see Note 5) have been presented giving effect to the Distribution as though it occurred at the beginning of the earliest year presented. Except as indicated, amounts reflected in the financial statements or disclosed in the notes to financial statements relate to the Company's continuing operations and prior year amounts have been reclassified to conform with the current presentation.

     PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence over operating and financial policies, are accounted for by the equity method.

     ACCOUNTING ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     OPERATING REVENUES AND EXPENSES-Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date as compared to estimated total voyage costs. Estimated losses on voyages are provided for in full at the time such losses become evident.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method, expenses are capitalized and amortized over the survey cycle, which is generally a two to five year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates (See Note 18).

     VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY-Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method based on the estimated useful lives of the assets up to the assets estimated salvage value. The useful lives of the vessels range from 20 to 25 years. Salvage value is based upon a vessel's lightweight tonnage multiplied by a scrap rate.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. Interest capitalized was $3,762,000 in 1998, $2,207,000 in 1997 and $71,000 in 1996.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. In the event that facts and circumstances indicate that the carrying amount of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value is required.

     GOODWILL--Goodwill, included in Other Assets and Deferred Charges, recognized in business combinations accounted for as purchases, of $16,966,000 before accumulated amortization of $5,887,000 and $5,203,000 at December 31, 1998 and 1997, respectively, is being amortized over 25 years. The carrying value of goodwill is reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period in order to ensure that the carrying value of goodwill has not been impaired.

     EARNINGS PER COMMON SHARE-Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which was adopted for interim and annual reports. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with Basic and Diluted EPS. Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     FEDERAL INCOME TAXES-Management estimates that the distribution of shares to the shareholders of OMI Corp. will result in Federal income taxes becoming currently payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on previously excluded foreign ("Subpart F") income and on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes, $38,887,000 of the balance of deferred income taxes was credited to income, leaving a balance of $3,100,000 (See Note 9).

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     STOCK OPTIONS-The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting of Stock Issued to Employees" in accounting for its employee stock options, and other stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (See Note 14).

     CASH FLOWS-Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     NEWLY ISSUED ACCOUNTING STANDARDS-In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" was issued. This SFAS establishes accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends and supercedes certain FASB Statements previously issued and is effective for the first quarter in 2000. The Company does not expect that this new standard will have any material effects on the financial statements.


NOTE 2-DISTRIBUTION

     As part of the Distribution, OMI is party to certain agreements with MTC, including the following:

     Distribution Agreement-The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which is equivalent in value to the principal amount of the Senior Notes then outstanding. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

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

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 2-DISTRIBUTION (Continued)


     Tax Cooperation Agreement-Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior to and after the Distribution and related matters such as filing of tax returns and conducting audits and other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to OMI or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party's tax liability to the IRS.

NOTE 3--TRANSFER OF SUBSIDIARIES

     On December 31, 1997, OMI Corp. transferred 100 percent of the outstanding shares of two subsidiaries with a net book value of $36,586,000 to UBC, now OMI Corporation. These subsidiaries own two foreign flag vessels which were acquired in 1996, the SHANNON and the ELBE, with an aggregate book value of $39,279,000. Prior to the acquisitions of these vessels, these subsidiaries owned, operated and later disposed of U.S. flag vessels. The aggregate accumulated deficit applicable to activities other than the operation of the SHANNON and ELBE was $74,591,000 and was recorded as a charge to retained earnings in 1996. OMI Corporation has accounted for the transfers of these subsidiaries as a combination of interests under common control and has included in income the results of operations of these subsidiaries since the dates they acquired the SHANNON and the ELBE.

NOTE 4--RELATED PARTY TRANSACTIONS

     Payable to parent-net represents interest bearing and non-interest bearing notes and non-interest bearing advances. Net intercompany transactions represent allocations for income taxes, interest expense on unsecured corporate debt and allocation of general corporate expenses.

     Prior to the Distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense (net of tax benefit) were allocated to OMI (formerly UBC) and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt, the after-tax allocated interest expense and the after tax allocated general and administrative expenses have been included as Net intercompany transactions in Stockholders' equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods presented.

         As of the Distribution Date, the cumulative balances of the Net intercompany transactions of $40,840,000 were credited to Capital Surplus and the balance at June 17, 1998 in Receivable from parent- net aggregating $76,119,000 was charged to Capital Surplus. Included in the net receivable from parent was the assumption by OMI (formerly UBC) of the revolving line of credit, the assumption of the 10.25% Senior Notes and the 7% convertible note due 2004 (See Note 7).

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 4--RELATED PARTY TRANSACTIONS (Continued)

         For the year ended December 31, 1998, aggregate revenues of $17,385,000 related to vessels chartered to companies partially owned by a Director of OMI were included in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 5--EARNINGS PER COMMON SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive (See Note 7).

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                    1998       1997      1996
                                                   -------    -------   -------
Basic earnings per share:
  Weighted average common shares outstanding ...    42,671     42,914    33,440
                                                   =======    =======   =======
Diluted earnings per share:
  Weighted average common shares outstanding ...    42,671     42,914    33,440
  7% Convertible Note ..........................      --          407       407
  Options ......................................       189        336       367
                                                   -------    -------   -------
Weighted average common shares-diluted .........    42,860     43,657    34,214
                                                   =======    =======   =======
Basic earnings per common share:
  Net income before extraordinary loss and
    cumulative effect of change in accounting
    principle ..................................   $  1.01    $  0.16   $  0.16
  Extraordinary loss, net of income tax  benefit      --         --       (0.05)
  Cumulative effect of change in accounting
    principle, net of income tax provision .....      --         0.23      --
                                                   -------    -------   -------
Net income per common share ....................   $  1.01    $  0.39   $  0.11
                                                   =======    =======   =======
Diluted earnings per common share:
  Net income before extraordinary loss and
    cumulative effect of change in accounting
    principle ..................................   $  1.00    $  0.16   $  0.16
  Extraordinary loss, net of income tax benefit       --         --       (0.05)
  Cumulative effect of change in accounting
    principle, net of income tax provision .....      --         0.23      --
                                                   -------    -------   -------
Net income per common share ....................   $  1.00    $  0.39   $  0.11
                                                   =======    =======   =======

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share in 1998 because the average price of OMI's stock was less than the stock conversion price of $7.285.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 6--INVESTMENTS IN JOINT VENTURES


     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                                      PERCENT OF
                                                                       OWNERSHIP
                                                                      ----------
Alliance Chartering LLC..........................................       50.0(1)
Amazon Transport, Inc. ("Amazon")................................       49.0
Gainwell Investments Ltd ("Gainwell")............................       25.0(2)
Geraldton Navigation Company Inc. ("Geraldton")..................       49.9
Grandteam Ship Management Ltd....................................       50.0(3)
Kanejoy Corporation ("Kanejoy")..................................       49.9(2)
Mosaic Alliance Corporation ("Mosaic")...........................       49.9(4)
OMI-Heidmar Shipping Ltd. ("OMI-Heidmar")........................       50.0
Vanomi Management, Inc...........................................       50.0(3)
White Sea Holdings Ltd. ("White Sea")............................       49.0
Wilomi, Inc. ("Wilomi")..........................................       49.0(5)

(1)  The venture was begun on May 8, 1998.

(2)  Liquidated January 27, 1999.

(3) The Company transferred its joint venture interest to its partner on January 9, 1997.

(4)  Partner's interest acquired on December 10, 1997.

(5)  Partner's interest retired on December 30, 1996.

     In November 1998, Gainwell sold the property it owned at a loss. Gainwell repaid its outstanding obligations with proceeds from the sale, including an outstanding loan with Kanejoy, another joint venture. Gainwell and Kanejoy were both liquidated and in December 1998, OMI received $2,989,000 cash from return of capital in its Kanejoy venture, and recorded a loss from Gainwell of $678,000.

     In 1998, the Company chartered three vessels for an aggregate of $6,720,000 to OMI-Heidmar. This amount is included in the revenue of the Company since the operations of OMI-Heidmar are not consolidated.

     In September 1997, Mosaic sold a vessel to one of its joint venture partners (the majority shareholder) at a loss, of which OMI's proportionate share was $5,244,000. On December 10, 1997, Mosaic acquired that shareholder's interest in the venture for cash of $32,332,000 and 50.1 percent of the stock in its subsidiary (Kanejoy) with a proportionate book value of $3,501,535, and Mosaic became a 100 percent owned subsidiary of OMI.

     On December 30, 1996, the interest in Wilomi owned by an affiliate of Anders Wilhelmsen & Co. of Oslo, Norway ("Wilhelmsen") was reacquired by the venture for net assets with a book value of $46,449,000, consisting of one vessel under construction, cash and other assets, net of long-term debt of $27,340,000 and certain other liabilities, and Wilomi became a 100 percent owned subsidiary of OMI. The excess of the carrying value of net assets transferred to Wilhelmsen over the book value of its equity interest in the venture in the amount of $17,295,000 was charged to capital surplus.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 6--INVESTMENTS IN JOINT VENTURES (Continued)

  Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

                                                            For the Years Ended December 31,
                                                          ------------------------------------
                                                            1998          1997          1996
                                                          --------      --------      --------
Results of operations:
  Revenues ..........................................     $ 55,698      $ 41,804      $ 61,386
  Operating income ..................................        9,637        10,762        11,045
  Loss on disposal of assets-net ....................         (423)       (8,765)         (254)
  Cumulative effect of change in accounting principle         --           1,196          --
  Net income ........................................        7,626         2,502         3,839

                                               December 31,
                                       ---------------------------
                                         1998               1997
                                       --------           --------
Net Assets:
 Current assets ..................     $ 19,888           $ 21,757
 Vessels and other property-net ..       51,824             75,382
 Other assets ....................        2,402              3,091
                                       --------           --------
Total assets .....................       74,114            100,230
                                       --------           --------
Less:
 Current liabilities .............       10,880              9,184
 Long-term debt ..................       13,450             37,159
 Other liabilities ...............        1,243                191
                                       --------           --------
 Total liabilities ...............       25,573             46,534
                                       --------           --------
Shareholders' and partners' equity     $ 48,541           $ 53,696
                                       ========           ========

Dividends received from joint ventures were as follows:
                                                             For the Years Ended December 31,
                                                            ----------------------------------
                                                             1998          1997          1996
                                                            ------        ------        ------
White Sea ...........................................       $1,470        $  735        $  368
Amazon ..............................................        1,960          --            --
                                                            ------        ------        ------
    Total ...........................................       $3,430        $  735        $  368
                                                            ======        ======        ======

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 7--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt payable to banks consists of the following:

                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                   1998         1997
                                                                 --------     --------
Loans under bank credit agreements at a margin plus variable
   rates of the London Interbank Offering Rate ("LIBOR") (1)     $239,790     $   --
Mortgage notes at variable rates above LIBOR in
   varying installments to 2005(2) .........................         --         53,999
10.25% Unsecured Senior Notes due 2003 .....................        4,357         --
7.00% Convertible Note due 2004 ............................        3,000         --
                                                                 --------     --------
Total ......................................................      247,147       53,999
Less current portion of long-term debt .....................       21,494        5,575
                                                                 --------     --------
Long-term debt .............................................     $225,653     $ 48,424
                                                                 ========     ========

(1) Rates at December 31, 1998 were 5.6384 percent to 6.60 percent (including margins).

(2) Rates at December 31, 1997 were 6.6437 percent to 7.2123 percent (including margins).

     Aggregate maturities during the next five years from December 31, 1998 are $21,494,000, $22,665,000, $29,075,000, $81,325,000 and $9,275,000 .

     During the years ended December 31, 1998, 1997 and 1996 interest paid totaled approximately $8,070,000, $6,734,000 and $7,100,000, respectively.

     Certain of the loan agreements of the Company contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. The Company was in compliance with all covenants at December 31, 1998.

     The Company has a credit facility, which was assumed from Old OMI, that provides for a line of credit currently amounting to $116,500,000 (not to exceed 70 percent of the fair market value of the vessels securing the loan and after the reductions described below). The credit facility is secured by eleven vessels with a book value aggregating $170,099,000 at December 31, 1998. The Notes under the Credit Facility bear interest at LIBOR plus a margin ranging from 0.60%-0.95%, which is computed based on OMI's funded debt to equity ratio and interest coverage ratio. The agreement, which expires in April 2002, provides for nine semi-annual reductions in the amount which can be outstanding; the first five reductions are $5,500,000, the next four are $8,875,000 and the balance is due at maturity. At December 31, 1998, six semi-annual reductions remain. As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required. In the event any vessels collateralizing the agreement are sold, the credit facility shall be reduced by up to 100 percent of the sales proceeds; however, the Company is permitted to substitute other vessels as collateral. At December 31, 1998 the outstanding loan balance was $116,090,000. On January 7, 1999, OMI repaid $12,000,000 of the outstanding balance.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 7--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (Continued)

On June 4, 1998, the Company entered into a secured revolving credit agreement in the amount of $53,000,000 to refinance two Panamax tankers and finance two product carriers (see Note 17) when delivered. The loan consists of three tranches; on June 9, 1998, the Company drew down the first tranche of $16,000,000 to refinance the two Panamax tankers. The $16,000,000 is to be repaid in quarterly installments of $800,000 over the next five years and bears interest at LIBOR plus a margin ranging from 0.65%-0.95%, which is computed based on the Company's funded debt to capitalization ratio. At December 31, 1998, the outstanding loan balance was $14,400,000 and $37,000,000 was available.

     On June 4, 1998, the Company entered into a $71,500,000 secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35,750,000 was drawn to finance the first vessel, and on August 7, 1998, $35,750,000 was drawn to finance the second vessel . Each drawdown is to be repaid by semi-annual payments of $1,294,000 beginning 18 months after the initial drawdown and a balloon of $13,750,000 ten years after the initial dradown date. The facility bears interest at LIBOR plus a margin ranging from 0.85%-0.95%. At December 31, 1998, the outstanding loan balance was $71,500,000.

     On July 6, 1998, the Company entered into an agreement for a $77,000,000 secured reducing revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. The Company drew down $37,800,000 on July 20, 1998 to finance the first newbuilding. The availability under this facility is reduced by 14 semi-annual reductions of 3.9% of the original loan balance, and the remaining balance is due at maturity, which is ten years after the initial drawdown. The facility bears interest at LIBOR plus a margin ranging from 0.60%-1.00%. At December 31, 1998 the outstanding loan balance was $37,800,000 and $39,200,000 was available.

     During December 1998, the Company entered into an agreement with a lender for a $60,000,000 revolving credit facility. The revolving credit facility is to be used to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. Amounts drawn on the revolving credit facility is to be repaid no later than six months after drawdown. The facility will bear interest at LIBOR plus a margin ranging from 0.55% to 0.80% which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. The new revolving credit facility contains the same financial covenants as the facility described above. On January 14, 1999, the Company drew down $37,498,000 under this facility to finance the acquisition of a Suezmax new building.

     At December 31, 1998, vessels with a net book value of $360,604,000 have been pledged as collateral on long-term debt issues.

     On February 28, 1999, the Company obtained a $25,000,000 revolving line of credit secured by five vessels with a book value of $32,024,000 as of December 31, 1998, and shares in a joint venture company which have a book value of approximately $9,600,000 as of December 31, 1998. The revolving credit facility is to be used for working capital and other general corporate purposes. The facility will be reduced by OMI's share of sale proceeds in the event of a vessel sale. The facility matures in one year from the closing date and may be renewed annually subject to bank approval. The line of credit bears interest at LIBOR plus a margin that varies with facility usage but not greater than 1.75%.

     OMI has entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had three interest rate swap agreements with commercial banks at December 31,1998 and 1997. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 6.98 percent to 8.475 percent. The differential to be paid or received is recognized as an adjustment to interest expense over the lives of the agreements. The swap agreements have various maturity dates from February 1999 to June 1999. The changes in the notional principal amounts are as follows:

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 7--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (Continued)

                                                                DECEMBER 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Notional principal amount, beginning of the year .......   $ 32,700    $ 52,700
Reductions of notional amounts .........................       --       (20,000)
                                                           --------    --------
Notional principal amount, end of the year .............   $ 32,700    $ 32,700
                                                           ========    ========

     Interest expense pertaining to interest rate swaps for the three years ended December 31, 1998, 1997 and 1996 was $718,000, $765,000 and $799,000
respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. However, OMI does not anticipate non-performance by the counter-parties. The Company has granted the counter-party to two swap agreements a second priority mortgage on one of its vessels as security.

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                         DECEMBER 31,
                                        -----------------------------------------------
                                                 1998                      1997
                                        ---------------------     ---------------------
                                        CARRYING       FAIR       CARRYING       FAIR
                                          VALUE       VALUE        VALUE        VALUE
                                        --------     --------     --------     --------
Cash and cash equivalents .........     $ 22,698     $ 22,698     $ 30,608     $ 30,608
Notes receivable-long-term ........        6,605        6,605         --           --
Total debt ........................      247,147      247,156       53,999       53,999
Unrecognized financial instruments:
 Interest rate swaps in a net
  payable position ................                       399                     1,058

     The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 9--INCOME TAXES

            A summary of the components of the provision (benefit) for income taxes excluding the cumulative effect of change in accounting principle and the extraordinary loss is as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1998          1997          1996
                                                     --------      --------      --------
Current provision ..............................     $  1,729      $  7,721      $  1,887
Deferred tax benefit ...........................      (38,887)       (2,314)       (1,011)
                                                     --------      --------      --------
(Benefit) provision for income taxes ...........     $(37,158)     $  5,407      $    876
                                                     ========      ========      ========

     The provision (benefit) for income taxes on income (loss) varies from the statutory rates due to the following:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1998          1997          1996
                                                     --------      --------      --------
Provision at statutory rate (1) ................     $  1,204      $  4,293      $  2,180
Reversal of deferred income taxes ..............      (38,887)         --            --
Equity in earnings of joint ventures (other than
 Amazon/White Sea) net of dividends declared ...          525         1,114        (1,148)
Other ..........................................         --            --            (156)
                                                     --------      --------      --------
(Benefit) provision  for income taxes ..........     $(37,158)     $  5,407      $    876
                                                     ========      ========      ========

(1) Includes income before income taxes of $3,540,000 through June 17, 1998 after which OMI was no longer a taxable entity.

     The components of deferred income taxes at December 31, 1997 relate to the tax effects allocated for temporary differences as follows:

Deferred tax liabilities:
 Difference between book and tax basis in assets     $ 36,418
 Previously excluded foreign income ............        8,105
 Prepaid drydock costs .........................        2,344
                                                     --------
Total deferred tax liabilities .................       46,867
                                                     --------
Deferred tax assets:
 Unrealized losses on investments ..............       (1,019)
 Reserve for drydocking ........................         --
 Deferred foreign deficits .....................         (117)
 Difference between book and tax basis
  of investments in Amazon/White Sea ...........          488
 Other .........................................         (739)
                                                     --------
   Total deferred tax assets ...................       (1,387)
                                                     --------
Deferred income taxes ..........................     $ 45,480
                                                     ========

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 9--INCOME TAXES (Continued)

     The Company did not provide deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than those of Amazon and White Sea because these earnings were considered by management to be invested in the business for an indefinite period. If the earnings were not considered indefinitely invested, approximately $6,502,000 of additional deferred tax liabilities would have been required at December 31, 1997.

NOTE 10--OPERATING LEASES

     Total rental expense was $25,820,000, $8,877,000 and $4,592,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Leases are for vessels and office space.

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 1998, are as follows:

     1999........................................................       $ 17,291
     2000........................................................         18,205
     2001........................................................         16,589
     2002........................................................          3,806
     2003........................................................            688
     Thereafter..................................................          2,060
                                                                        --------
         Total                                                          $ 58,639
                                                                        ========

     In May 1997, the Company sold the ALTA (a Suezmax crude oil carrier) for approximately $39,900,000 and leased back the vessel for five years. The gain on the sale of approximately $15,700,000 has been deferred and is being credited to income as an adjustment to lease expense over the term of the lease. As of December 31, 1998, the deferred gain on sale was $10,665,000. The lessor has the option to cancel the lease after two years with the payment of a $1,000,000 termination fee.

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues to be received subsequent to December 31, 1998 on these time charters are $8,132,000 in 1999 and $2,876,000 in 2000.

NOTE 11--DISPOSAL OF ASSETS

     On August 20, 1998 the Company sold the TANANA for approximately $45,000,000 at a gain of $6,485,000.

     In December 1996, OMI sold its Liquid Petroleum Gas Carrier, which it delivered on March 12, 1997, for a gain of approximately $1,000,000.

     Gain on disposal of assets-net consists of the following:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                            1998            1997        1996
                                           -------         -------     -------
Gain on sale of vessels ................   $ 6,485         $   885     $ 3,620
Gain on sale of securities .............      --              --           489
Other ..................................      --              --           (31)
                                           -------         -------     -------
Total ..................................   $ 6,485         $   885     $ 4,078
                                           =======         =======     =======

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 12--FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and "dirty" products. This fleet includes three sizes of vessels, Suezmax, aframax and Panamax.

     Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, Panamax and handysize vessels.

     The following is a summary of the operations by major operating segments for the three years ended December 31, 1998:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          1998          1997           1996
                                                                        ---------     ---------      ---------
REVENUES:
  Crude Oil Tanker Fleet .........................................      $  98,517     $  72,678      $  49,985
  Product Carrier Fleet ..........................................         50,649        67,919         54,950
  Other ..........................................................             62         1,388          6,357
                                                                        ---------     ---------      ---------
                                                                        $ 149,228     $ 141,985      $ 111,292
                                                                        =========     =========      =========
OPERATING INCOME:
  Crude Oil Tanker Fleet .........................................      $  13,135     $  12,409      $   4,842
  Product Carrier Fleet ..........................................          3,704        16,447         10,358
                                                                        ---------     ---------      ---------
                                                                           16,839        28,856         15,200
  General and administrative expense not allocated to vessels ....         (7,089)       (7,931)        (2,671)
  Other ..........................................................         (3,506)         (747)         2,170
                                                                        ---------     ---------      ---------
     Total .......................................................      $   6,244     $  20,178      $  14,699
                                                                        =========     =========      =========
IDENTIFIABLE ASSETS:
  Crude Oil Tanker Fleet .........................................      $ 252,741     $ 164,344      $ 129,460
  Product Carrier Fleet ..........................................        203,537       201,126        211,285
                                                                        ---------     ---------      ---------
                                                                          456,278       365,470        340,745
  Investments in, and advances to joint ventures .................         25,507        27,810         59,407
  Cash and cash equivalents ......................................         22,698        30,608         16,056
  Goodwill .......................................................         11,079        11,763         12,447
  Other ..........................................................         14,565         5,057         10,808
                                                                        ---------     ---------      ---------
     Total .......................................................      $ 530,127     $ 440,708      $ 439,463
                                                                        =========     =========      =========
CAPITAL EXPENDITURES:
  Crude Oil Tanker Fleet (1) .....................................      $ 133,969     $  45,620      $  11,634
  Product Carrier Fleet (2) ......................................         12,714         9,241         26,274
  Other ..........................................................            724           424             70
                                                                        ---------     ---------      ---------
     Total .......................................................      $ 147,407     $  55,285      $  37,978
                                                                        =========     =========      =========
DEPRECIATION AND AMORTIZATION:
  Crude Oil Tanker Fleet .........................................      $  11,976     $   8,406      $   6,155
  Product Carrier Fleet ..........................................         11,481        13,371         10,509
  Other ..........................................................            857           898          1,478
                                                                        ---------     ---------      ---------
     Total .......................................................      $  24,314     $  22,675      $  18,142
                                                                        =========     =========      =========
INTEREST EXPENSE:
  Crude Oil Tanker Fleet .........................................      $   5,631     $   2,008      $   1,422
  Product Carrier Fleet ..........................................          3,239         7,742          8,177
                                                                        ---------     ---------      ---------
                                                                            8,870         9,750          9,599
  Intercompany borrowings ........................................          1,382         1,241            915
  Allocation from OMI Corp. (Old OMI) ............................           --            --            5,344
  Other ..........................................................            866           765          1,054
                                                                        ---------     ---------      ---------
      Total ......................................................      $  11,118     $  11,756      $  16,912
                                                                        =========     =========      =========

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 12--FINANCIAL INFORMATION RELATING TO SEGMENTS (CONTINUED)

(1) Includes progress payments and capitalized interest aggregating $133,645,000 in 1998, $45,289,000 in 1997 and $10,755,000 in 1996 for newbuildings.

(2) Includes progress payments and capitalized interest aggregating $11,940,000 in 1998 for newbuildings.

     Mortgage debt of OMI Corp. (Old OMI) prior to the Distribution and its related interest expense were allocated to OMI Corporation based upon the value of the vessels collateralizing the debt.

     General and administrative expense includes an allocation of costs of corporate administrative services provided by OMI Corp. (Old OMI) up to the Distribution date. OMI Corporation, or its applicable subsidiary, was charged a fixed amount per month per vessel for vessel management and accounting activities and was charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating such expenses were reasonable.

NOTE 13--SAVINGS PLAN AND DEFERRED COMPENSATION

     The Company has a 401(k) Plan (the "Plan") which continued from Old OMI, and is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 1998. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. The Company also has an Executive Savings Plan for certain key employees. Company contributions were $74,000 and $54,000 for the 401(k) and Executive Savings Plan, respectively, from June 18, 1998 (distribution date) to December 31, 1998.

     At June 17, 1998, deferred compensation of $960,000 was transferred from Old OMI to OMI Corporation. Deferred compensation at December 31, 1998 was $908,000.

NOTE 14--STOCK OPTION PLAN

     The shareholders approved the 1998 Stock Option Plan ("1998 Plan") on May 19, 1998. The 1998 Plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company's common shares. The total number of shares that may be awarded under the Plan are 2,500,000. Effective June 17, 1998, 859,243 options were granted to officers and employees to replace options they held in Old OMI and have the same vesting provisions and expiration dates as those Old OMI options forfeited. Option prices at the date of grant represent the option prices at which options were originally granted by Old OMI to officers and employees reduced by the estimated fair value per share of Old OMI's domestic business. In addition, 120,000 options were issued to new directors in 1998 and vest ratably over three years. No options were exercised or forfeited in 1998.

     The weighted average exercise price of the options granted was $5.432, the following is a summary of options granted:

Range of Exercise              Number of                     Expiration
     Price                      Shares                          Date
--------------------------------------------------------------------------------
          $3.39                  31,006            February 1999 to January 2003
   $4.015-$4.58                 270,000            February 1999 to April 2005
    $5.14-$5.43                 420,237            June 2001 to May 2008
    $6.42-$6.67                 160,000            June 2001 to June 2008
   $8.675-$8.95                  98,000            August 1999 to May 2008
                                -------
                                979,243
                                =======

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 14--STOCK OPTION PLAN (Continued)

     Proceeds received from the exercise of the options are credited to the capital accounts.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123, the Company's net income and net income per share for the year ended December 31, 1998, would have been stated at the pro forma amounts indicated below:

Net income:
            As reported ..     $  42,917
            Pro forma ....        41,409

Earnings per common share:        Basic        Diluted
                               ----------     ----------
            As reported ..     $     1.01     $     1.00
            Pro forma ....     $     0.97     $     0.96

     The fair value of options granted under the Company's stock option plans during 1998, was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 40 percent, risk free average interest rates of 5.01 percent and expected lives ranging from one to five years.

See Note 15 regarding "Change in Control".

NOTE 15--EMPLOYMENT AGREEMENTS AND SEPARATION ALLOWANCE PROGRAM

     OMI has employment agreements with all of its executive officers which provide for an annual base salary and a performance incentive bonus. The base salary is the amount paid in the previous year plus any raise granted by the OMI Board. Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provide that if the employee (i) is terminated without cause, (ii) voluntarily terminates his employment within 90 days of a relocation or reduction in compensation or responsibilities, or (iii) is disabled, such employee will continue to receive base salary and other benefits for a period of two years. In addition, in the event of a Change in Control (as defined in the relevant agreement) and if any such employee's employment is terminated without cause (other than for reasons of disability) within two years following such a Change in Control, then OMI will pay such employee an amount equal to the incentive bonus paid during the previous twelve months and an amount equal to three times the sum of his then current base salary and that incentive bonus.

     Old OMI had a Separation Allowance Program providing for severance benefits to all non-union employees other than non-resident aliens, leased employees, directors who were not employees of the Old OMI or employees with individual severance plans in the event there were a Change of Control in Old OMI and such employees were thereafter terminated without cause or transferred or their position was significantly changed. Severance benefits include a lump-sum payment equal to the employee's average monthly wages immediately prior to the date of termination times the lesser of 24 or one for each year of full-time employment by the Company (but not less than six). While the Program was not adopted by the Company when the distribution occurred, certain of its employees are entitled to the benefits thereunder due to the Change in Control described below.

     In February 1998, Old OMI learned that a U.S. institutional investor had acquired in excess of 20 percent of Old OMI outstanding common stock. The schedules filed by the investor with the Securities and Exchange Commission ("SEC") indicated that such shares were acquired solely for investment purposes and not to achieve control of Old OMI.

     Various employee compensation plans and agreements of Old OMI had provisions stating that a change in control of Old OMI would be deemed to occur when any person or entity becomes the beneficial owner of 20 percent or more of Old OMI's outstanding voting securities. Upon a Change in Control, these

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 15--EMPLOYMENT AGREEMENTS AND SEPARATION ALLOWANCE (CONTINUED)

plans and agreements provide that (a) restrictions on restricted stock would lapse, (b) outstanding unexercised stock options would be canceled and, in one plan, Old OMI would be obligated to pay the holders of such options cash equal to the difference between the fair market value of the shares under the canceled options at the time of the Change in Control and the exercise price, and (c) cash payments equal to prior year bonuses would be made to officers with employment agreements.

     The Board of Directors of Old OMI did not believe that acquisition of a 20 percent or greater interest by an institutional investor acquiring such interest for investment purposes should be considered a change in control for purposes of Old OMI's compensation plans and agreements. The Board caused Old OMI to amend all the affected plans and agreements retroactive to October 1, 1997 to provide that a Change in Control would not be deemed to have occurred for the purposes specified under each such plan and agreement if the person or entity becoming the beneficial owner represents that it has acquired the ownership interest for investment purposes (maintains a Schedule 13G pursuant to Rule 13d-1 under the Securities Exchange Act of 1934) rather than for purposes of attaining control (as would be demonstrated upon the filing by such investor of a Schedule 13D with the SEC). Old OMI received acceptance and agreement of this retroactive change from substantially all affected individuals and concluded that a Change in Control did not occur except under its Separation Allowance Program. However, no payments under that program are made unless an employee is terminated within two years following the change in control.

NOTE 16--STOCKHOLDERS' EQUITY

     Shareholders' Rights Plan-On November 19, 1998, the Board of Directors approved the adoption of a shareholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the "Common Stock") of the Company, to stockholders of record at the close of business on December 1, 1998. Each Right entitles the record holder to purchase from the Company one one hundred-thousandth of a share of the Company's Series A Participating Preferred Stock, $1.00 par value at a price of $25.00 (the "Purchase Price"), subject to adjustment in certain circumstances.

     Initially, the Rights attach to the certificates representing outstanding shares of Common Stock, and no Rights Certificates will be distributed. In general the Rights will separate from the Common Stock and a "Distribution Date" will occur only if a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, or after the commencement of a tender offer or exchange offer if, upon consummation thereof, the person or group making such offer would be the beneficial owner of 15% or more of the outstanding shares of Common Stock. Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price.

     Treasury Stock-On August 4, 1998, the Board of Directors approved a plan to repurchase up to 4.4 million shares of the Company's common stock. As of December 31, 1998, the Company purchased 2,076,700 shares at a cost of $9,040,000 or an average price of $4.35 per share.

     Dividends-Any determination to pay dividends in the future by OMI will be at the discretion of the Board of Directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

                        OMI CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 17--COMMITMENTS AND CONTINGENCIES

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company was a defendant in an arbitration arising from alleged defects in a vessel sold to a third party. The claims exceeded $7,000,000 which encompassed damages for repairs to the vessel, lost revenues, interest and costs. During 1998, this claim was settled for $900,000.

     At December 31, 1998, the Company had two 156,000 deadweight ton ("dwt") doubled-hulled Suezmax tankers and two 35,000 dwt product carriers under construction. One Suezmax was delivered in January 1999 for a cost of approximately $55,000,000, and the other Suezmax is scheduled to be delivered in 2000 for a cost of approximately $51,000,000. The product carriers, which are time chartered out for two years, are to be delivered in the second half of 1999 at a cost of approximately $30,000,000 per vessel.

     OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $15,034,000 at December 31, 1998 with OMI's guaranty of such debt being approximately $7,517,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. In 1998 and 1997, OMI advanced $226,000 and $393,000, respectively, in the form of non-interest bearing loans to cover operating expenses of a new joint venture. At December 31, 1998, no other deficiencies have been funded.

NOTE 18--ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

     Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the two to five year period until the next cycle. Management believes the prepaid method better matches costs with revenues and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $10,063,000 (net of income taxes of $5,419,000).

     The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $8,272,000, decrease total liabilities by $1,791,000 and increase total stockholder's equity by $10,063,000.

     The financial statements for the year ended December 31, 1996 is presented using the accrual method of accounting. Pro forma amounts for these periods assuming the prepaid method had been retroactively applied for the year ended December 31, 1996 is summarized as follows:

Income before extraordinary loss.............................        $ 5,718
                                                                     =======
Net income...................................................        $ 4,055
                                                                     =======

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corporation:

     We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (successor to Universal Bulk Carriers, Inc. and its subsidiaries) as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain corporate joint ventures, which were accounted for by use of the equity method. The Company's equity of $9,597,000 and $8,562,000 in the net assets of those corporate joint ventures as of December 31, 1998 and 1997, respectively, and of $2,995,000, ($1,284,000) and $428,000 in those companies' net income (loss) for each of the three years in the period ended December 31, 1998 is included in the accompanying financial statements. The financial statements of those corporate joint ventures were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 18 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expense from the accrual method to the prepaid method.



DELOITTE & TOUCHE LLP
New York, New York

February 23, 1999
February 28, 1999 (as to Note 7)

Item 8 SUPPLEMENTARY DATA

                                           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      1998 Quarter Ended                          1997 Quarter Ended
                                            --------------------------------------       ---------------------------------------
                                            March 31  June 30    Sept. 30  Dec. 31       March 31  June 30   Sept. 30    Dec. 31
                                            -------   -------    -------   -------       -------    -------   -------    -------
Revenues ................................   $40,032   $36,827    $38,124   $34,245       $33,830    $32,261   $33,642    $42,252
                                            -------   -------    -------   -------       -------    -------   -------    -------
Operating income (loss) .................     5,289    (1,790)     4,189    (1,444)        4,270      5,265     5,531      5,112
Cumulative effect of change in
  accounting principle, net
   of income tax provision ..............      --        --         --        --          10,063       --        --         --
                                            -------   -------    -------   -------       -------    -------   -------    -------
Net income (loss) (1) ...................   $ 3,089   $36,450    $ 8,043   $(4,665)      $12,425    $ 3,945   $(2,078)   $ 2,630
                                            =======   =======    =======   =======       =======    =======   =======    =======
Basic Earnings (Loss) Per Common Share:
 Income before cumulative effect of
   change in accounting principle .......   $  0.07   $  0.84    $  0.19   $ (0.11)      $  0.06    $  0.09   $ (0.05)   $  0.06
 Cumulative effect of change in
   accounting principle, net of
    income tax provision ................      --        --         --        --            0.24       --        --         --
                                            -------   -------    -------   -------       -------    -------   -------    -------
Net income (loss) (1) (2) ...............   $  0.07   $  0.84    $  0.19   $ (0.11)      $  0.30    $  0.09   $ (0.05)   $  0.06
                                            =======   =======    =======   =======       =======    =======   =======    =======
Weighted average number of
  shares of common stock
  outstanding-basic .....................    43,072    43,271     42,837    41,609        42,783     42,856    42,956     43,056
                                            =======   =======    =======   =======       =======    =======   =======    =======
Diluted Earnings (Loss) Per Common Share:
 Income before cumulative effect
  of change in accounting
  principle .............................   $  0.07   $  0.83    $  0.19   $ (0.11)      $  0.05    $  0.09   $ (0.05)   $  0.06
Cumulative effect of change in
   accounting principle, net of
   income tax provision .................      --        --         --        --            0.23       --        --         --
                                            -------   -------    -------   -------       -------    -------   -------    -------
Net income (loss) (1) (2) ...............   $  0.07   $  0.83   $  0.19   $ (0.11)      $  0.28    $  0.09   $ (0.05)   $  0.06
                                            =======   =======    =======   =======       =======    =======   =======    =======
Weighted average number of
  shares of common stock
  outstanding-diluted ...................    43,433    43,961     43,113    41,609        43,466     43,738    42,956     43,799
                                            =======   =======    =======   =======       =======    =======   =======    =======

(1) Results for the quarter ended June 30, 1998 includes a reversal of deferred taxes of $38,887,000 or $0.90 basic earnings per share and $0.88 diluted earnings per share for the second quarter.

(2)  Earnings per share are based on stand-alone quarters.

                             AMAZON TRANSPORT, INC.

                                 BALANCE SHEETS

                                                     DECEMBER 31,
                                                     ------------

ASSETS                                    1998                        1997

CURRENT ASSETS:

Cash and cash equivalents               $7,532,673                  $3,786,565

Accounts receivable                      2,340,063                   2,158,842
Bunkers                                    659,933                     491,848
                                       ------------                ------------
Total current assets                    10,532,669                   6,437,255
                                       ------------                ------------
Long term assets

Vessel                                  13,407,504                  14,028,230
                                       ------------                ------------
Total long term assets                  13,407,504                  14,028,230
                                       ------------                ------------
Total assets                           $23,940,173                 $20,465,485
                                       ============                ============

LIABILITIES AND EQUITY

CURRENT  LIABILITIES:
Payable to shareholders                $        --                 $        --
Accounts payable                         4,354,145                   2,991,260
                                       ------------                ------------
Total current liabilities                4,354,145                   2,991,260
                                       ------------                ------------
Total liabilities                        4,354,145                   2,991,260
                                       ------------                ------------
EQUITY:
Share capital                                  900                         900
Accumulated result 1/1                  17,473,325                  14,044,773
Cash dividend                           (4,000,000)                          0
Net income (loss)                        6,111,803                   3,428,552
                                       ------------                ------------
Total equity                            19,586,028                  17,474,225
                                       ------------                ------------
Total liabilities and equity           $23,940,173                 $20,465,485
                                       ============                ============

                             AMAZON TRANSPORT, INC.

                              STATEMENTS OF INCOME

                                           FOR THE YEARS ENDED DECEMBER 31,

                                         1998            1997          1996
                                         ----            ----          ----
OPERATING INCOME AND COSTS

Gross freight                        $15,647,357     $15,692,654    $10,841,157
Voyage related costs                  (4,462,752)     (6,584,317)    (5,121,885)
                                     -------------------------------------------
Net voyage revenue                    11,184,605       9,108,337      5,719,272
                                     -------------------------------------------

Crew wages and social security        (1,284,936)     (1,462,583)    (1,832,746)
Other operating costs                 (3,450,102)     (3,794,536)    (6,342,667)
                                     -------------------------------------------
Profit before depreciation             6,449,567       3,851,218     (2,456,141)
                                     -------------------------------------------

Depreciation                            (620,726)       (620,726)      (620,726)
                                     -------------------------------------------
Operating result                       5,828,841       3,230,492     (3,076,867)
                                     -------------------------------------------

FINANCIAL INCOME AND COSTS

Interest received                        323,555         200,267        174,453
Net gain (loss) on foreign exchange      (39,461)           (311)        (1,648)
Other financial costs                     (1,132)         (1,896)        (1,266)
                                     -------------------------------------------
Net financial items                      282,962         198,060        171,539
                                     -------------------------------------------
Net income (loss)                    $ 6,111,803     $ 3,428,552    ($2,905,328)
                                     ===========================================

                             AMAZON TRANSPORT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                            For the years Ended December 31,
                                                                     ---------------------------------------------
                                                                          1998           1997             1996
                                                                     ---------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES

Net income (loss)                                                    $ 6,111,803      $ 3,428,552      ($2,905,328)

Depreciation                                                             620,726          620,726          620,726

Change in short term assets                                             (349,306)      (1,150,402)        (479,882)

Change in short term liabilities                                       1,362,885        1,505,321          944,225
                                                                     ---------------------------------------------
Net cash provided (used) by operating activities                       7,746,108        4,404,197       (1,820,259)
                                                                     ---------------------------------------------

CASH FLOW USED BY FINANCING ACTIVITIES

Repayment of loan to shareholders                                           --         (3,000,000)            --
Cash Dividends                                                        (4,000,000)            --               --
                                                                     ---------------------------------------------
Net cash used by financing activities                                 (4,000,000)      (3,000,000)            --
                                                                     ---------------------------------------------
Net increase (decrease) in cash and cash equivalents                   3,746,108        1,404,197       (1,820,259)

Cash and cash equivalents beginning of year                            3,786,565        2,382,368        4,202,627
                                                                     ---------------------------------------------
Cash and cash equivalents end of year                                $ 7,532,673      $ 3,786,565      $ 2,382,368
                                                                     =============================================


AMAZON TRANSPORT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1.         COMPANY

           Amazon Transport, Inc. (the "Company" or "Amazon") is jointly owned by a wholly-owned subsidiary of OMI Corporation ("OMI") and Bergesen d.y. Shipping AS ("Bergesen d.y. Shipping"), a wholly-owned subsidiary of Bergesen d.y. ASA ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owned and operated one vessel, the Settebello, for all years presented.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Operating Revenues and Expenses - Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses are provided in full at the time such losses become evident.

           Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period. The accruals of such expenses are based on management's best estimates of future cost and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

           Vessel - The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's light weight tonnage multiplied by a scrap rate.

           Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

           In the event that facts and circumstances indicate that the carrying amount of the vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are Compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required.

           Federal Income Taxes - No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of The Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

AMAZON TRANSPORT, INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998


           Cash Flows - Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest in the three years ended December 31, 1998.

3.         RELATED PARTY TRANSACTIONS

           The Company has entered into management service agreements with Bergesen, Who act as technical and commercial managers of the Settebello. The Company paid Bergesen management fees of $261,246 for the year ended December 31, 1998, $256,204 for the year ended December 31, 1997 and $250,000 for the year Ended December 31, 1996.

           During the year 1998, the Company made a cash distribution to the shareholders of $4,000,000.

           During the year 1997, the Company paid back the loan to the shareholders of $3,000,000.

                        Arthur Andersen & Co.

                                           Arthur Andersen & Co.
                                           Statsautoriserte Revisorer
                                           ------------------------------------
                                           Drammensveien 165
                                           Postboks 228 Sk0yen
                                           0212  Oslo
                                           22 92 80 00 Telefon
                                           22 92 89 00 Telefax
                                           ------------------------------------

                                           Medlemmer av Norges Statsautoriserte
                                           Revisorers Forening

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders of
  Amazon Transport Inc.

We have audited the accompanying balance sheets of Amazon Transport Inc. as of December 31, 1998 and 1997 and the related statements of income and changes in financial position for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Transport Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years ended December 31, 1998 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN & CO.

                                           -----------------------
                                                Morten Drake
                                 State Authorised Public Accountant (Norway)

Oslo, Norway
  February 19, 1999

                             WHITE SEA HOLDINGS LTD.
                                 BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                 December 31,
                                                              -----------------
                                                              1998         1997
                                                              ----         ----
                             ASSETS:

Current assets:

  Cash and cash equivalents (Note 2)......................   $2,405      $ 2,856
  Advances to masters.....................................       27           38
  Receivables:
    Traffic...............................................       98          583
    Other.................................................      211          225
  Prepaid expenses and other current assets...............      391          336
                                                             ------      -------
        Total current assets..............................    3,132        4,038
                                                             ======      =======
Vessel at cost:
  Vessel (Note 2).........................................    7,430        7,389
  Less accumulated depreciation...........................    2,220        1,759
                                                             ------      -------
  Vessel - net............................................    5,210        5,630
                                                             ------      -------
Prepaid drydock expense (Note 5)..........................       --          645
                                                             ------      -------
Total assets..............................................   $8,342      $10,313
                                                             ======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable .......................................   $  121      $   146
  Accrued expenses........................................      495          508
  Accrued interest........................................       10            3
  Payable to affiliates (Note 3)..........................       54          364
  Current portion of long-term debt (Note 4)..............      500          500
                                                             ------      -------
      Total current liabilities...........................    1,180        1,521
                                                             ======      =======
Advance time charter revenues and other liabilities             211          191
Long-term debt (Note 4)...................................       --          500
Stockholders' equity:
  Common stock--no par value; 500 shares authorized
    and outstanding.......................................        1            1
  Capital surplus.........................................    2,499        2,499
  Retained earnings (Note 6)..............................    4,451        5,601
                                                             ------      -------
      Total stockholders' equity .........................    6,951        8,101
                                                             ------      -------
      Total liabilities and stockholders' equity             $8,342      $10,313
                                                             ======      =======

                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN THOUSANDS)

                                                            For The Years Ended December 31,
                                                            --------------------------------

                                                               1998     1997     1996
                                                               ----     ----     ----


Voyage Revenues (Note 2)..................................   $ 9,022   $12,552   $8,503
                                                             -------   -------   ------
Operating Expenses:
  Vessel and voyage (Note 2)..............................     6,738     7,375    6,887
  Depreciation (Note 2)...................................       461       442      331
  General and administrative..............................        97        94       99
                                                             -------   -------   ------
        Total operating expenses..........................     7,296     7,911    7,317
                                                             -------   -------   ------
Operating Income..........................................     1,726     4,641    1,186
Net Interest Income (Expense):
  Interest expense........................................       (43)     (158)    (214)
  Interest income.........................................       167        99       66
                                                             -------   -------   ------
        Net interest income (expense).....................       124       (59)    (148)
                                                             -------   -------   ------
Income Before Cumulative Effect of Change in Accounting
 Principle................................................     1,850     4,582    1,038
Cumulative Effect of Change in Accounting Principle
 (Notes 2, 5).............................................        --     1,196      --
                                                             -------   -------   ------
Net Income................................................     1,850     5,778    1,038
Retained Earnings, Beginning of Year......................     5,601     1,323    1,035
Dividends Paid (Note 6)...................................    (3,000)   (1,500)    (750)
                                                             -------   -------   ------
Retained Earnings, End of Year............................   $ 4,451   $ 5,601   $1,323
                                                             =======   =======   ======


                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    For The Years Ended December 31,
                                                                                    --------------------------------

                                                                                     1998        1997         1996
                                                                                     ----        ----         ----
Cash Flows Provided by Operating Activities:
  Net income ....................................................................  $ 1,850      $ 5,778      $ 1,038
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation ................................................................      461          442          331
    Cumulative effect of change in accounting principle .........................       --       (1,196)          --
  Change in assets and liabilities:
    Decrease (increase) in receivables and advances to masters ..................      509         (438)          48
    Decrease (increase) in prepaid expenses and other current assets ............      591          827         (210)
    Decrease in accounts payable and accrued liabilities ........................      (31)        (229)      (1,141)
   (Decrease) increase in payable to affiliates .................................     (310)        (877)         419
    Increase (decrease) in advanced time charter revenues and
     other liabilities ..........................................................       19           (5)         238
                                                                                    ------       ------      -------
        Net cash provided by operating activities ...............................    3,089        4,302          723
                                                                                    ------       ------      -------
Cash Flows Used by Investing Activities:
  Additions to vessel ...........................................................      (40)          (7)        (421)
                                                                                    ------       ------      -------
        Net cash used by investing activities ...................................      (40)          (7)        (421)
                                                                                    ------       ------      -------
Cash Flows Used by Financing Activities:
  Dividends paid ................................................................   (3,000)      (1,500)        (750)
  Payments on long-term debt ....................................................     (500)        (500)        (500)
                                                                                    ------       ------      -------
        Net cash used by financing activities ...................................   (3,500)      (2,000)      (1,250)
                                                                                    ------       ------      -------
Net (Decrease) Increase in Cash and Cash Equivalents ............................     (451)       2,295         (948)
Cash and Cash Equivalents, Beginning of Year ....................................    2,856          561        1,509
                                                                                    ------       ------      -------
Cash And Cash Equivalents, End of Year ..........................................  $ 2,405      $ 2,856      $   561
                                                                                   =======      =======      =======


                       See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

1. COMPANY

        White Sea Holdings Ltd. (the "Company") is jointly owned by a subsidiary of OMI Corporation ("OMI"), ( the successor to Universal Bulk Carriers, Inc.) and an affiliate of Anders Wilhelmsen & Co. A/S ("Wilhelmsen"), Norway, with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on February 5, 1993 for the purpose of owning and chartering commercial vessels. The Company owns and operates one crude oil carrier, the White Sea.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Operating Revenues and Expenses - Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses are provided in full at the time such losses become evident.

     Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method expenses are capitalized and amortized over the survey cycle, which is generally a two to five year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates (see Note 5).

        Vessel - The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's lightweight tonnage multiplied by a scrap rate.

        Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

        In the event that facts and circumstances indicate that the carrying amount of the vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a writedown to fair value or discounted cash flow is required.

        Federal Income Taxes - No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

                             WHITE SEA HOLDINGS LTD.

                          NOTES TO FINANCIAL STATEMENTS
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)
                                   (CONCLUDED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash Flows - Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid $50,000, $182,000,and $144,000 in interest during 1998, 1997, and 1996, respectively.

3. RELATED PARTY TRANSACTIONS

        The Company has a management service agreement with OMI to act as both technical and commercial manager of the White Sea. The Company paid management fees to OMI or its affiliates of $78,000 for each of the years ended December 31, 1998 and 1997.

        White Sea Holdings Ltd. owed OMI and its affiliates $54,000 as of December 31, 1998 and $364,000 as of December 31, 1997.

4. LONG-TERM DEBT

        At December 31, 1998 the Company had $500,000 outstanding on a mortgage note secured by the vessel at a rate of 6.9062 percent. The note matures on March 5,1999. The fair value of long-term debt at December 31, 1998 approximates its carrying value.

NOTE 5 - ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

      Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle, which was generally a two to three year period. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the period until the next survey cycle. Management believes the prepaid method better matches costs with revenues, and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the consolidated statement of operations and resulted in income of $1,196,000.

      The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $1,166,000, decrease total liabilities by $30,000 and increase total stockholders' equity by $1,196,000.

      The year ended December 31, 1996 was previously presented using the accrual method of accounting. The pro forma amount for net income for the year ended December 31, 1996 was $1,101,000, assuming the prepaid method has been retroactively applied.

6. DIVIDENDS

       During 1998, 1997, and 1996 the Company declared and paid dividends of $3,000,000, $1,500,000, and $750,000, respectively. On March 29, 1999, the
Company paid dividends of $1,000,000.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of White Sea Holdings Ltd.:

We have audited the accompanying balance sheets of White Sea Holdings Ltd. as of December 31, 1998 and 1997 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As disclosed in Note 5 to the financial statements, effective January 1, 1997, the Company changed its method of accounting for special surveys and drydock expenses from the accrual method to the prepaid method.

DELOITTE & TOUCHE LLP
New York, New York
February 23, 1999

MOSAIC ALLIANCE CORPORATION
REPORT AND ACCOUNTS
PERIOD FROM 1 JANUARY 1997 TO 10 DECEMBER 1997

================================================================================


                                                                      PERIOD FROM
                                                                    1 JANUARY 1997             Year ended
                                                                    TO 10 DECEMBER            31 December
                                                                              1997                   1996
                                                               Note            US$                    US$
                                                                    --------------            -----------

INCOME

     Charter and voyage revenue                                          4,239,084             11,813,274

     Interest income                                                     2,023,122              1,565,357

     (Loss)/gain on disposal of investments                                (56,607)               203,469

     Dividend income                                                       122,139                 34,743

     Other Income                                                          124,696                974,805
                                                                    --------------            -----------

                                                                         6,452,434             14,591,648

EXPENSES

     Vessel and voyage expenses                                          1,000,997              3,170,262
     Loss on disposal of vessels                                         8,646,937                490,351
     Amortisation of deferred drydocking and survey
            repair expenses                                                537,979              1,246,341
     Depreciation                                                        1,447,869              3,117,009
     General and administration                                            679,791              1,483,776
     Interest expenses                                                      79,750              1,374,128

                                                                        12,393,323             10,881,867
                                                                    --------------            -----------

(LOSS)/PROFIT BEFORE TAXATION                                           (5,940,889)             3,709,781

TAXATION                                                      4(a)           1,811                  2,391
                                                                    --------------            -----------

(LOSS)/PROFIT AFTER TAXATION                                            (5,942,700)             3,707,390

RETAINED PROFITS BROUGHT FORWARD                                        32,429,586             28,722,196
                                                                    --------------            -----------

RETAINED PROFITS CARRIED FORWARD                                        26,486,886             32,429,586
                                                                    ==============            ===========





              See the accompanying notes to financial statements.

MOSAIC ALLIANCE CORPORATION
CONSOLIDATED BALANCE SHEET - 10 DECEMBER 1997

================================================================================


                                                            10 December         31 December
                                                    Note           1997                1996
                                                                    US$                 US$
                                                            -----------        -----------

EMPLOYMENT OF CAPITAL

FIXED ASSETS                                         5            2,515         50,992,640
DEFERRED CHARGES                                     6               --            537,979

CURRENT ASSETS

     Due from affiliated companies                   7           37,468            105,177
     Loans to affiliated companies                   8        5,579,383          5,664,489
     Accounts receivable and prepayments                        569,309          1,542,055
     Investments                                                     --          3,195,006
     Cash and bank balances                                  66,214,173         16,610,114

                                                             72,400,333         27,116,841

CURRENT LIABILITIES

     Due to affiliated companies                     7           19,733             28,459
     Accounts payable and accrued charges                       364,386            657,504
     Taxation                                       4(b)          2,003              1,796

                                                                386,122            687,759
                                                            -----------        -----------
NET CURRENT ASSETS                                           72,014,211         26,429,082
                                                            -----------        -----------

                                                             72,016,726         77,959,701
                                                            ===========        ===========

CAPITAL EMPLOYED

SHARE CAPITAL                                        9              500                500
PAID IN SURPLUS                                              45,519,020         45,519,020
RESERVE ON CONSOLIDATION                                         10,000             10,000
RETAINED PROFITS                                             26,486,886         32,429,586
                                                            -----------        -----------

TOTAL CAPITAL AND RESERVES                                   72,016,406         77,959,106
DEFERRED TAXATION                                   4(c)            320                595
                                                            -----------        -----------

                                                             72,016,726         77,959,701
                                                            ===========        ===========




               See the accompanying notes to financial statements.

MOSAIC ALLIANCE CORPORATION
CONSOLIDATED CASH FLOW STATEMENT
PERIOD FROM 1 JANUARY 1997 TO 10 DECEMBER 1997

================================================================================

                                                                  PERIOD FROM
                                                                    1 JANUARY
                                                                      1997 TO         Year ended
                                                                  10 DECEMBER         1 December
                                                          Note           1997               1996
                                                                          US$                US$
                                                                 ------------         ----------

NET CASH INFLOW FROM OPERATING ACTIVITIES                  11       6,645,108          5,364,815

RETURNS ON INVESTMENTS AND SERVICING OF
     FINANCE

     Dividend income                                                  122,139             34,743
     Interest received                                              2,023,122          1,536,357
     Interest paid                                                    (79,750)        (1,374,128)

NET CASH INFLOW FROM RETURNS ON INVESTMENTS
     AND SERVICING OF FINANCE                                       2,065,511            196,972

OVERSEAS TAX PAID                                                      (1,879)                --

INVESTING ACTIVITIES

     Purchase of fixed assets                                              --         (1,873,497)
     Sale of vessels                                               40,895,319         29,103,016
     Sale of unquoted investments                                          --            353,218
     Payments for drydocking and survey repairs
          expenses                                                         --           (713,867)

NET CASH INFLOW FROM INVESTING ACTIVITIES                          40,895,319         26,868,870
                                                                 ------------         ----------

NET CASH INFLOW BEFORE FINANCING                                   49,604,059         32,430,657

FINANCING

     Repayment of bank loans                                               --        (30,905,500)
                                                                 ------------         ----------

INCREASE IN CASH AND BANK BALANCES                                 49,604,059          1,525,157

CASH AND BANK BALANCES AT THE BEGINNING OF THE
     PERIOD/YEAR                                                   16,610,114         15,084,957
                                                                 ------------         ----------

CASH AND BANK BALANCES AT THE END OF THE
     PERIOD/YEAR                                                   66,214,173         16,610,114
                                                                 ============         ==========





               See the accompanying notes to financial statements.

MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

================================================================================

1    PRINCIPAL ACCOUNTING POLICIES

(A)  BASIS OF CONSOLIDATION

The consolidated accounts include the accounts of the company and all its subsidiaries. All significant transactions between and among the company and its subsidiaries are eliminated on consolidation. At the balance sheet date, the company wholly owned the following subsidiaries:


                                             Country of
Company                                      incorporation               Description of shares held
---------------------------------------    -------------------------   ---------------------------------

Sheffield Navigation Co. Inc.                Republic of Panama          Common stock of US$1 each
Bunbury Navigation Co. Inc.                  Republic of Panama          Common stock of US$1 each
Romeo Navigation Co. Inc.                    Republic of Panama          Common stock of US$1 each
Mackenzie Navigation Co. Pte.
    Limited                                  Singapore                   Common stock of S$1 each
Kanemore Corporation                         British Virgin Islands      Common stock of US$1 each
Kanesin (Singapore) Pte. Limited             Singapore                   Common stock of S$1 each
Kanejoy Corporation                          British Virgin Islands      Common stock of US$1 each



(B)  DRYDOCKING AND SURVEY REPAIRS

Drydocking and survey repairs expenses are capitalised in the period in which they are incurred and amortised over the future drydocking and survey cycle.

(C)  VESSELS

Vessels are depreciated on the straight-line method over their estimated useful lives of twenty to twenty-five years to their estimated residual values. Major expenditures for renewals, which are expected to extend useful lives or reduce future operating expenses are capitalised.

Gains or losses on disposal of vessels represent the difference between the net sales proceeds and the carrying amount of the vessels, and are recognised in the profit and loss account.

(D)  OFFICE EQUIPMENT

Office equipment is stated at cost less accumulated depreciation. Depreciation on office equipment is calculated to write off its cost on the straight line basis over its expected useful live to the group. The annual rate used for this purpose is 33-1/3%.

(E)  TAXATION

The charge for taxation is based on the result for the period as adjusted for items which are non-assessable or disallowable. Timing differences arise from the recognition for tax purposes of certain items of income and expense in a different accounting period from that in which they are recognised in the accounts. The tax effect of timing differences, computed under the liability method, is recognised in the accounts to the extent it is probable a liability or an asset will crystallise in the foreseeable future.

MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

================================================================================

1    PRINCIPAL ACCOUNTING POLICIES (CONT'D)

(F)  FOREIGN CURRENCY TRANSLATION

The books and records of the company are maintained in United States dollars and the consolidated accounts have been expressed in that currency. Foreign currency transactions during the period are translated into United States dollars at the rates of exchange ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are incorporated into the accounts by translating foreign currencies into United States dollars at the rates of exchange ruling at the balance sheet date. Exchange differences arising are included in operating results.

(G)  DEFERRED FINANCING CHARGES

These are upfront facility and arrangement fees paid to bankers in relation to bank loans raised. Deferred financing charges are capitalised and amortised over the period of the loans on a straight-line basis.

(H)  INVESTMENTS

(i) Quoted investments held for trading purposes are stated at the lower of cost and market value on an individual basis.

(ii) Realised gains or losses on the sale of investments are recognised in net income on the specific identification basis.

(I)  REVENUE RECOGNITION

(i)  Charter and voyage revenue is recognised as revenue on an accrual basis.

(ii) Sale of investments is recognised as revenue on a trade date basis.

(iii) Interest income is recognised as revenue on a time proportion basis.

2    PRINCIPAL ACTIVITIES

The principal activity of the company is investment holding. The principal activities of its subsidiaries are shipowning and ship operating, securities investment and trading.

MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

================================================================================

3    REVENUE

The amounts of each significant category of revenue recognised during the period are as follows:

                                              PERIOD FROM
                                           1 JANUARY 1997             Year ended
                                           TO 10 DECEMBER            31 December
                                                     1997                   1996
                                                      US$                    US$
                                           -------------            ------------

Charter and voyage revenue                      4,239,084             11,813,274
Revenue from the sale of investments            6,622,024              2,888,862
Interest income                                 2,023,122              1,565,357


4    TAXATION

(a)  The amount of taxation in the consolidated income statement represents:-

                                PERIOD FROM
                             1 JANUARY 1997       Year ended
                             TO 10 DECEMBER      31 December
                                       1997             1996
                                        US$              US$

            - current                 2,086            1,796
            - deferred                 (275)             595
                             --------------      -----------

                                      1,811            2,391
                             ==============      ===========

     Current tax represents taxation on the assessable profits of a subsidiary which is calculated at the rate applicable in the jurisdiction where it operates.

(b) Taxation in the balance sheet represents provision made less provisional tax paid during the period.

(c) Deferred taxation represents the tax effect of timing differences arising from accelerated depreciation allowances.

MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

================================================================================

5    FIXED ASSETS


                                                             Office
                                             Vessels      equipment             Total
                                                 US$            US$               US$
                                         -----------      ---------       -----------

COST
      Brought forward                     62,131,931          5,654        62,137,585
      Additions                                   --             --                --
      Disposals                          (62,131,931)          (358)      (62,132,289)
                                         -----------      ---------       -----------

      Carried forward                             --          5,296             5,296
                                         -----------      ---------       -----------

ACCUMULATED DEPRECIATION

      Brought forward                     11,143,889          1,056        11,144,945
      Charge for the period                1,446,104          1,765         1,447,869
      Disposals                          (12,589,993)           (40)      (12,590,033)
                                         -----------      ---------       -----------

      Carried forward                             --          2,781             2,781
                                         -----------      ---------       -----------

NET BOOK VALUE AT

      10 DECEMBER 1997                            --          2,515             2,515
                                         ===========      =========       ===========

Net book value at

      31 December 1996                    50,988,042          4,598        50,992,640
                                         ===========      =========       ===========


6           DEFERRED CHARGES

                                                           PERIOD FROM
                                                        1 JANUARY 1997            Year ended
                                                        TO 10 DECEMBER           31 December
                                                                  1997                  1996
                                                                   US$                   US$
                                                        --------------           -----------

Deferred financing charges

      Balance brought forward                                       --               205,108
      Transfer to profit and loss account                           --              (205,108)

      Balance carried forward                                       --                    --

Deferred drydocking and survey repairs expenses

      Balance brought forward                                  537,979             1,070,453
      Incurred during the year                                       -               713,867
      Amortisation during the period/year                     (537,979)           (1,246,341)

      Balance carried forward                                       --               537,979
                                                        --------------           -----------

                                                                    --               537,979
                                                        ==============           ===========



MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

================================================================================

7    DUE FROM AND TO AFFILIATED COMPANIES

The amounts due from and to affiliated companies are interest free, unsecured and have no fixed terms of repayment.

8    LOANS TO AFFILIATED COMPANIES

                            10 DECEMBER         31 December
                                   1997                1996
                                    US$                 US$
                            -----------         -----------

Interest bearing at 5.5%        419,563             419,563
Interest bearing at 7%        5,159,820           5,244,926
                            -----------         -----------

                              5,579,383           5,664,489
                            ===========         ===========


The loans to affiliated companies are unsecured and repayable on demand.

9    SHARE CAPITAL

                                             10 DECEMBER        31 December
                                                    1997               1996
                                                     US$                US$
                                             -----------        -----------

Authorised, issued and fully paid
      500 common shares of no par value              500                500
                                             ===========       ============



10   RELATED PARTY TRANSACTIONS

During the period:-

(a) The group paid management fees totalling US$401,943 (1996: US$599,202) to affiliated companies for management services rendered.

(b) The group received interest income of US$376,530 (1996: US$197,478) from affiliated companies.

(c) The group disposed of a vessel with a net cash book value of UD$32,794,475 to an affiliated company for a consideration of US $22,591,000.

MOSAIC ALLIANCE CORPORATION
NOTES TO THE FINANCIAL STATEMENTS - 10 DECEMBER 1997

11 RECONCILIATION OF (LOSS)/PROFIT BEFORE TAXATION TO NET CASH INFLOW FROM OPERATING ACTIVITIES


                                                                        PERIOD FROM
                                                                     1 JANUARY 1997        Year ended
                                                                     TO 10 DECEMBER       31 December
                                                                               1997              1996
                                                                                US$               US$
                                                                     --------------       -----------

(Loss)/profit before taxation                                            (5,940,889)        3,709,781
Dividend income                                                            (122,139)          (34,743)
Interest received                                                        (2,023,122)       (1,536,357)
Interest paid                                                                79,750         1,374,128
Depreciation                                                              1,447,869         3,117,009
Loss on disposal of vessels                                               8,646,937           490,351
Amortisation of deferred drydocking and survey repairs expenses                   -         1,246,341
Loss on disposal of unquoted investments                                          -          (203,469)
Decrease/(increase) in short term investments                             3,195,006        (1,458,667)
Decrease in deferred financing charges                                      537,979           205,108
Decrease in amounts due from affiliated companies                            67,709           270,997
Decrease in accounts receivable and prepayments                             972,746           457,748
Decrease/(increase) in loans to affiliated companies                         85,106        (1,404,089)
Decrease in amounts due to affiliated companies                              (8,726)          (12,111)
Decrease in accounts payable and accrued charges                           (293,118)         (857,212)
                                                                     --------------       -----------

Net cash inflow from operating activities                                 6,645,108         5,364,815
                                                                     ==============       ===========



12   POST BALANCE SHEET DATE EVENTS

On 11 December 1997, the company disposed of its entire interest in the issued shares of Kanejoy Corporation to the shareholders of the company at that time. Subsequently but on the same date, the company redeemed 250.5 shares, which represents 50.1% of the issued shares of the company, from three shareholders of the company at a consideration of approximately US$36.1 million which equals 50.1% of the group's net assets as at 10 December 1997 (excluding the interest in Kanejoy Corporation and its subsidiary).

13   COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with current period's presentation.

COOPERS & LYBRAND

REPORT OF THE AUDITORS

TO THE MEMBERS OF MOSAIC ALLIANCE CORPORATION
(Incorporated in the Republic of Liberia with limited liability)

We have audited the accounts on the accompanying pages in accordance with International Auditing Guidelines issued by the International Federation of Accountants.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

The company's directors are responsible for the preparation of accounts which give a true and fair view. In preparing accounts give a true and fair view it is fundamental that appropriate accounting policies are selected and applied consistently.

It is our responsibility to form an independent opinion, based on our audit, on those accounts and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with International Auditing Guidelines issued by the International Federation of Accountants. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the accounts. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the accounts, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the accounts are free from material misstatement. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the accounts. We believe that our audit provides a reasonable basis for our opinion.

OPINION

In our opinion, the accounts, which have been prepared in accordance with International Accounting Standards, give a true and fair view of the state of affairs of Mosaic Alliance Corporation and its subsidiaries at 10 December 1997 and of the profit and cash flows of the group for the year then ended.


COOPERS & LYBRAND
Certified Public Accountants
Hong Kong, September 16, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI Corporation

     Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's
Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of
Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI's Proxy Statement to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

     1. Financial statements as indicated in the index is set forth on page 24.

     2. Financial Statement Schedules

               None.

     3. The index to Exhibits is on page 73.

(b) Reports on Form 8-K:

     OMI has not filed any current reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report.

                                                       EXHIBITS

  NUMBER               INCORPORATED BY REFERENCE TO                          DESCRIPTION OF EXHIBIT
  ------               ----------------------------                          ----------------------
   4.1          REGISTRATION STATEMENT ON FORM S-1 (NO.          FORM OF COMMON STOCK CERTIFICATE
                333-52771) FILED MAY 15, 1998

   4.2          REGISTRATION STATEMENT ON FORM S-1 (NO.          ARTICLES OF ASSOCIATION OF OMI
                333-52771) FILED MAY 15, 1998

   4.3          REGISTRATION STATEMENT ON FORM S-1 (NO.          BY-LAWS
                333-52771) FILED MAY 15, 1998

   4.4          REGISTRATION STATEMENT ON FORM S-1 (NO.          OMI CORPORATION STOCK OPTION PLAN (1)
                333-52771) FILED MAY 15, 1998

   10.1         FORM 10-Q FILED NOVEMBER 13, 1998                FORM OF OMI EMPLOYMENT AGREEMENTS FOR SENIOR
                                                                 EXECUTIVES (1)

   10.2         FORM 8A FILED DECEMBER 14, 1998                  REGISTRATION STATEMENT OF PREFERRED STOCK PURCHASE RIGHTS.

   10.3                                                          OMI CORPORATION 1998 PERFORMANCE SHARE UNIT PLAN (1)

   21                                                            SUBSIDIARIES OF THE COMPANY

   27                                                            FINANCIAL DATA SCHEDULE DATED DECEMBER 31, 1998

(1)  Denotes compensation plan and /or agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OMI CORPORATION

                                         By /S/ CRAIG H. STEVENSON, JR.
                                            -----------------------------------
                                            CRAIG H. STEVENSON, JR., PRESIDENT,
                                            CHAIRMAN OF THE BOARD OF DIRECTORS,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                      MARCH 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                     TITLE                                 DATE
            ---------                                     -----                                 ----

/s/    Craig H. Stevenson, Jr.     President, Chief Executive Officer and Director     March 30, 1999
-------------------------------
/s/    Jack Goldstein              Vice Chairman                                       March 30, 1999
   ----------------------------
/s/    Michael Klebanoff           Director                                            March 30, 1999
   ----------------------------
/s/    Robert Bugbee               Director                                            March 30, 1999
   ----------------------------
/s/    Per Heidenreich             Director                                            March 30, 1999
   ----------------------------
/s/    James N. Hood               Director                                            March 30, 1999
   ----------------------------
/s/    Edward Spiegel              Director                                            March 30, 1999
   ----------------------------
/s/    James D. Woods              Director                                            March 30, 1999
   ----------------------------
/s/    Vincent J. de Sostoa        Senior Vice President, Treasurer, Chief Financial   March 30, 1999
   ----------------------------    Officer and Chief Accounting Officer