Form 10-K/A
period 1998-12-31
OMI CORP/M I
filed 1999-04-07
CIK 1061571

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                (AMENDMENT NO. 1)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     2. Financial Statement Schedules

               None.

     3. The index to Exhibits is on page 73.

(b) Reports on Form 8-K:

     OMI filed a current report on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report on December 15, 1998.

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

   4.2          REGISTRATION STATEMENT ON FORM S-1 (NO.          ARTICLES OF ASSOCIATION OF OMI
                333-52771) FILED MAY 15, 1998

   4.3          REGISTRATION STATEMENT ON FORM S-1 (NO.          BY-LAWS
                333-52771) FILED MAY 15, 1998

   4.4          REGISTRATION STATEMENT ON FORM S-1 (NO.          OMI CORPORATION STOCK OPTION PLAN (1)
                333-52771) FILED MAY 15, 1998

   10.1         FORM 10-Q FILED NOVEMBER 13, 1998                FORM OF OMI EMPLOYMENT AGREEMENTS FOR SENIOR
                                                                 EXECUTIVES (1)

   10.2         FORM 8A FILED DECEMBER 14, 1998                  REGISTRATION STATEMENT OF PREFERRED STOCK PURCHASE RIGHTS AND
                                                                 RIGHTS AGREEMENT DATED AS OF NOVEMBER 19, 1998 BETWEEN OMI
                                                                 CORPORATION AND CHASEMELLON SHAREHOLDER SERVICES L.L.C.

   10.3                                                          OMI CORPORATION 1998 PERFORMANCE SHARE UNIT PLAN (1)

   21                                                            SUBSIDIARIES OF THE COMPANY

   27                                                            FINANCIAL DATA SCHEDULE DATED DECEMBER 31, 1998

(1)  Denotes compensation plan and /or agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OMI CORPORATION

                                         By    /s/ FREDRIC J. LONDON
                                            -----------------------------------
                                                Senior Vice President