Form 10-Q
period 1999-03-31
OMI CORP/M I
filed 1999-05-14
CIK 1061571

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

                  For the quarterly period ended March 31, 1999


                                       OR


          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the period from __________ to __________


                             COMMISSION FILE NUMBER
                                   001-14135
                                   ---------




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


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF May 14, 1999:

             Common Stock, par value .50 per share 41,647,387 shares

================================================================================

                               OMI CORPORATION AND SUBSIDIARIES
                                             INDEX


PART I:   FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Statements of
              Operations for the three months
              ended March 31, 1999 and 1998                                                  3

            Condensed Consolidated Balance Sheets-
              March 31, 1999 and December 31, 1998                                           4

            Condensed Statements of Changes in Stockholders' Equity for the year ended December 31, 1998 and the (unaudited) three months
              ended March 31, 1999                                                           5

            Condensed Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998                                           6

            Notes to Condensed Consolidated Financial
              Statements                                                                     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                           12
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                    22
              MARKET RISK

PART II:  OTHER INFORMATION                                                                 24

SIGNATURES                                                                                  25


                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                           FOR THE THREE
                                      MONTHS ENDED MARCH 31,
                                      ----------------------
                                         1999        1998
                                       --------    --------
Revenues                               $ 35,037    $ 40,032
                                       --------    --------
Operating Expenses:
  Vessel and voyage                      18,642      19,768
  Charter hire expense                    3,226       7,155
  Depreciation and amortization           6,187       5,749
  General and administrative              2,686       2,071
                                       --------    --------
    Total operating expenses             30,741      34,743
                                       --------    --------
Operating income                          4,296       5,289
                                       --------    --------
Other Income (Expense):
  Interest expense-net                   (3,737)     (1,623)
                                       --------    --------
    Net other expense                    (3,737)     (1,623)
                                       --------    --------

Income before income taxes and
  equity in operations of joint
  ventures                                  559       3,666
Provision for income taxes                 --         1,619
                                       --------    --------
Income before equity in
  operations of joint ventures              559       2,047
(Loss) equity in operations of joint
  ventures                                 (319)      1,042
                                       --------    --------
Net income                                  240       3,089
Other comprehensive income:
  Net change in valuation account          --          --
                                       --------    --------
Comprehensive income                   $    240    $  3,089
                                       ========    ========
Basic earnings per common share        $   0.01    $   0.07
Diluted earnings per common share      $   0.01    $   0.07




            See notes to condensed consolidated financial statements

                               OMI CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                                 MARCH 31,   DECEMBER 31,
                                                   1999          1998
                                              -------------  ------------
                                               (UNAUDITED)

ASSETS
Current assets:
 Cash, including cash equivalents:
  1999-$20,229 1998-$10,166                      $ 23,443     $ 22,698
 Receivables:
   Traffic                                         12,590       12,842
   Other                                            3,699        2,733
 Prepaid expenses and current assets                8,797        8,822
 Vessel held for sale                              55,674         --
                                                 --------     --------
     Total current assets                         104,203       47,095
                                                 --------     --------
Vessels, construction in progress
  and other property:
Vessels and other property                        545,251      544,447
Construction in progress                           19,964       34,733
Less accumulated depreciation                     156,602      150,585
                                                 --------     --------
Vessels, construction in progress
  and other property-net                          408,613      428,595
                                                 --------     --------
Investments in, and advances to joint ventures     22,674       25,507
Other assets and deferred charges                  30,067       28,930
                                                 --------     --------
Total                                            $565,557     $530,127
                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  2,461     $  2,520
  Accrued liabilities:
    Voyage and vessel                              12,720       11,438
    Interest                                        2,632        4,007
    Other                                           1,404        2,571
  Deferred gain on sale of vessels                  3,151        3,151
  Current portion of long-term debt                61,761       21,494
                                                 --------     --------
     Total current liabilities                     84,129       45,181
                                                 --------     --------
Advance time charter revenues and other
 liabilities                                        4,014        3,496
Deferred gain on sale of vessels                    6,726        7,514
Deferred income taxes payable                       3,100        3,100
Long-term debt                                    222,085      225,653
Stockholders' equity                              245,503      245,183
                                                 --------     --------
Total                                            $565,557     $530,127
                                                 ========     ========



           See notes to condensed consolidated financial statements.


                                                  OMI CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31, 1999
                                                           (IN THOUSANDS)


                                                                                              Accumulated
                                                                Net               Retained       Other                     Total
                               Common   Stock     Capital  Intercompany Treasury (Deficit) Comprehensive Comprehensive Stockholders'
                               Shares   Amount    Surplus   Transaction  Stock    Earnings      Income       Income       Equity
                               ------   ------    -------   -----------  -----    --------      ------       ------       ------

Balance as of January 1, 1998  43,066  $ 21,533  $ 243,062  $  39,503            $ (25,452)  $     4,912                $  283,558
Comprehensive income:
  Net income                                                                        42,917                 $   42,917       42,917
  Reversal of deferred
     income taxes on
     cumulative transaction
     adjustment                                                                                   2,530         2,530        2,530
                                                                                                           ----------
Comprehensive income                                                                                       $   45,447
                                                                                                           ==========
Capital distribution of
   net intercompany  account
   balance with parent                             (76,119)                                                                (76,119)
Net intercompany transactions                                   1,337                                                        1,337
Capital distribution of
  net intercompany
  transactions with parent                          40,840    (40,840)                                                          --
Exercise of stock options          50        25        (25)                                                                     --
Issuance of common stock          560       280       (280)                                                                     --
Purchase of treasury stock                                             $ (9,040)                                            (9,040)
                               ------   -------- ---------    -------  --------  ---------   -----------                ----------
Balance at December 31, 1998   43,676    21,838    207,478         --    (9,040)    17,465         7,442                   245,183
Comprehensive income:
  Net income                                                                           240                  $     240          240
  Net change in valuation                                                                                          --
     account                                                                                               ----------
Comprehensive income                                                                                        $     240
                                                                                                           ==========
Issuance of common stock           48        24         56                                                                      80
                               ------   -------- ---------    -------  --------  ---------   -----------                ----------
Balance at March 31, 1999      43,724  $ 21,862  $ 207,534         --  $ (9,040) $  17,705   $     7,442                 $ 245,503
                               ======  ========= =========    =======  ========  =========   ===========                ===========





            See notes to condensed consolidated financial statements

                                      OMI CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                        --------------------

                                                          1999         1998
                                                        --------    --------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                              $    240    $  3,089
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Net intercompany transactions                          --         2,347
     Depreciation and amortization                         6,187       5,749
     Amortization of deferred gain on sale of vessel        (788)       (788)
     Equity (loss) in operations of joint ventures
       over dividends received                             2,769      (1,042)
  Changes in assets and liabilities:
     Increase in receivables and other current assets     (2,552)        (52)
     Advances to (from) joint ventures - net                  64        (170)
     (Increase) decrease in other assets and
       deferred charges                                   (1,117)      1,783
     Increase (decrease) in accounts payable and
       accrued liabilities                                   424      (2,907)
     Payable to Parent-net                                  --       (13,382)
     Increase (decrease) in advance time charter
       revenues and other liabilities                        518      (1,413)
                                                        --------    --------
Net cash provided (used) by operating activities           5,745      (6,786)
                                                        --------    --------
CASH FLOWS USED BY INVESTING ACTIVITIES:
 Additions to vessels and other property                 (41,588)    (12,249)
                                                        --------    --------
Net cash used by investing activity                      (41,588)    (12,249)
                                                        --------    --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from issuance of debt                           49,499        --
 Payments on debt                                        (12,800)       (772)
 Payments for debt issue costs                              (191)       (175)
 Net proceeds from issuance of common stock                   80        --
                                                        --------    --------
Net cash provided (used) by financing activities          36,588        (947)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents         745     (19,982)
Cash and cash equivalents at beginning of year            22,698      30,608
                                                        --------    --------
Cash and cash equivalents at end of period              $ 23,443    $ 10,626
                                                        ========    ========



            See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corporation and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements. Reference is made to the OMI Corporation's Form 10-K for additional information.

The Company is the successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was Old OMI's foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol OMM on the New York Stock Exchange.

The financial statements and computations of basic and diluted earnings per share (see Note 3) have been presented giving effect to the Distribution as though it occurred at the beginning of the earliest period presented. Except as indicated, amounts reflected in the financial statements or disclosed in the notes to financial statements relate to the Company's continuing operations and prior year amounts have been reclassified to conform with the current presentation.

NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

As of March 31, 1999, the Company's debt and credit arrangements consisted of the following:

                                                                Outstanding Available
(in thousands)                                       Commitment   Balance    Balance
                                                    ---------------------------------
Fixed rate unsecured notes:
7% Convertible Note due February 2004           (A)   $  3,000   $  3,000       --
10.25% Senior Notes due November 2003                    4,357      4,357       --
Floating rate credit facilities:
Due April 2002                                  (B)    116,500    116,090   $    410
Due June 2003                                           50,600     13,600     37,000
Due August 2008                                         71,500     71,500       --
Due July 2006                                   (C)     37,800     37,800       --
Floating rate revolving lines of credit:
Due December 1999                               (D)     60,000     37,499     22,501
Due February 2000                               (E)     25,000       --       25,000
                                                      --------   --------   --------
Total                                                 $368,757    283,846   $ 84,911
                                                      ========              ========
Less current portion of long-term debt                             61,761
                                                                 --------
Long-term debt                                                   $222,085
                                                                 ========



(A) The 7% Convertible Note is convertible into 411,800 shares at $7.285 per share.

(B) As of March 31, 1999, there were six semi-annual reductions in the available commitment remaining (two at $5,500,000 and four at $8,875,000). As long as the available balance exceeds the outstanding balance and the collateral tests are met, current amortization is not required. In April 1999, $12,000,000 of the outstanding balance was repaid, and in addition, the available line was reduced by $11,000,000.

(C) In April 1999, this facility was increased by $33,500,000 for the financing of a Suezmax under construction (see Note 9).

(D) The $60,000,000 revolving Line of Credit was drawndown to finance the COLUMBIA, which was delivered in January 1999 and is being held for sale (see Note 9). The outstanding balance will be repaid when the sale is completed. The line of credit may be renewed annually subject to bank approval.

(E) The $25,000,000 revolving Line of Credit was obtained in February 1999. It will be used for working capital and other general corporate purposes. The line of credit may be renewed annually subject to bank approval. On May 3, 1999, $20,000,000 was drawndown.

Restrictive Covenants

Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merger or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. In the event of a sale of a secured asset, each of the loan agreements requires the Company to reduce the applicable loan by net proceeds of the sale up to the outstanding loan balance, except for the Credit Facility maturing April 2002 which permits the Company to substitute another vessel. As of March 31, 1999, the Company was in compliance with all of its financial covenants.

Interest Rates

The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates range from 0.60% to 1.00% above London Interbank Offering Rate ("LIBOR") on the credit facilities and from 0.55% to 1.75% above LIBOR for the lines of credit.

Security

At March 31, 1999, vessels with an aggregate net book value of $450,224,000 and shares in a joint venture have been pledged as collateral for debt agreements.

NOTE 3 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and the conversion of the 7% convertible note due 2004.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                   FOR THE THREE MONTHS
                                      ENDED MARCH 31,
                                   --------------------
                                      1999     1998
                                     ------   ------
(in thousands, except per share
 amounts)

BASIC EARNINGS PER SHARE:
 Weighted average common shares
   outstanding ...................   41,611   43,072
                                     ======   ======
DILUTED EARNINGS PER SHARE:
 Weighted average common shares
  outstanding ....................   41,611   43,072
 Options .........................     --        361
                                     ------   ------
 Weighted average common shares
  Outstanding ....................   41,611   43,433
                                     ======   ======
BASIC EARNINGS PER COMMON SHARE:
 Net income ......................   $ 0.01   $ 0.07
                                     ======   ======
DILUTED EARNINGS PER COMMON SHARE:
 Net income ......................   $ 0.01   $ 0.07
                                     ======   ======


The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the the computation of diluted earnings per share for the three months ended March 31, 1999 and 1998 because the effect was antidilutive.

NOTE 4 - INCOME TAXES

As of the Distribution date of June 17, 1998, OMI Corporation is no longer subject to U.S. taxes.

The provision for income taxes on income varies from the statutory rates as follows:

                                      FOR THE THREE MONTHS
                                        ENDED MARCH 31,
                                      --------------------
                                        1999       1998
                                       ------     ------

(in thousands)
Provision calculated at
 statutory rates                      $    --     $ 1,648
Adjustment for equity in operations
 of certain joint ventures                 --         (29)
                                      -------     -------
Provision for income taxes            $    --     $ 1,619
                                      =======     =======

For the quarter ended March 31, 1998, the Company did not provide deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $5,640,000 and $1,198,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 6 - JOINT VENTURE INFORMATION

Amazon and White Sea are both 49.0 percent owned by the Company and are accounted for using the equity method. Summarized income statement information for the three months ended March 31, 1999 and 1998 is as follows:

                                       FOR THE THREE
                                    MONTHS ENDED MARCH 31,
                          --------------------------------------
                                AMAZON             WHITE SEA
                          --------------------------------------
                            1999      1998      1999       1998
                          -------    -------   -------   -------

(in thousands)
Revenues                  $ 1,873    $ 3,574   $ 1,611   $ 2,532
Expenses                    2,000      2,369     1,254     1,863
                          -------    -------   -------   -------
Operating (loss) income   $  (127)   $ 1,205   $   357   $   669
                          =======    =======   =======   =======
Net (loss) income         $   (26)   $ 1,244   $   375   $   682
                          =======    =======   =======   =======


NOTE 7 - FINANCIAL INFORMATION RELATING TO SEGMENTS

The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet - Includes vessels that normally carry crude oil and "dirty" products. This fleet includes three sizes of vessels, Suezmax, aframax and Panamax vessels.

Product Carrier Fleet - Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, Panamax and handysize vessels.

        The following is a summary of the operations by major operating segments:

                                        FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                        --------------------
 (in thousands)                           1999        1998
                                        --------    --------
TOTAL REVENUES:
  Crude Oil Tanker Fleet ............   $ 24,078    $ 26,759
  Product Carrier Fleet .............     10,908      13,259
  Other .............................         51          14
                                        --------    --------
   Total ............................   $ 35,037    $ 40,032
                                        ========    ========
INCOME BEFORE INCOME TAXES AND EQUITY
  IN OPERATIONS OF JOINT VENTURES:
  Crude Oil Tanker Fleet ............   $  2,331    $  4,068
  Product Carrier Fleet .............        425       1,267
  General and administrative expense
  not allocated to vessels ..........     (1,584)       (877)
  Other .............................       (613)       (792)
                                        --------    --------
   Total ............................   $    559    $  3,666
                                        ========    ========


During the three months ended March 31, 1999 and 1998, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the value of the vessel collateralizing the debt. For the three months ended March 31, 1998, general and administrative expense included in determining income before income tax and equity in operations of joint ventures includes an allocation of costs of corporate administrative services provided by the Company's parent prior to the spin-off. The foreign segments were charged a fixed amount per month per vessel for vessel management and accounting activities and was charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating were reasonable.

NOTE 8 - GUARANTEES AND OTHER COMMITMENTS

The Company has three remaining construction contracts with a shipyard for two product carriers with expected capitalized costs at delivery in 1999 of $30,000,000 each and one Suezmax carrier with an expected capitalized cost of $51,000,000 scheduled to be delivered in 2000 (see Note 9). As of March 31, 1999, the total capitalized cost for the three vessels aggregated $20.0 million.

OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $14,252,000 at March 31, 1999 with OMI's guaranty of such debt being approximately $7,126,000.

The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. As of March 31, 1999, OMI has advanced an aggregate of $0.8 million in the form of non-interest bearing loans to cover operating expenses for a joint venture formed in 1997. At March 31, 1999, no other such deficiencies have been funded.

NOTE 9 - ACQUISITION AND DISPOSAL OF VESSELS

On January 19, 1999, the COLUMBIA, a new double-hulled Suezmax tanker was delivered. The vessel with a book value of $55,674,000 at March 31, 1999, is classified as vessel held for sale on the balance sheet since the Company is in the process of arranging a sale/ leaseback transaction. The transaction is expected to be completed in the second quarter of 1999. OMI has contracted for one additional 156,000 deadweight ton ("dwt") double-hulled Suezmax tanker to be delivered in 2000 and two 35,000 dwt product carriers to be delivered in June 1999 and September 1999. The product carriers will be time chartered for two years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following presentation of management's discussion and analysis of the OMI Corporation ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-Q.

         The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The information contained in the discussion of the Year 2000 Issue ("Y2K") constitutes forward-looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this project are, for that reason, particularly hard to make with any certainty. Factors that may cause these differences include, but are not limited to, those outlined in the Risk Assessment category of the Year 2000 Issue.

GENERAL

Overview

         OMI provides seaborne transportation services for crude oil, refined petroleum products, and dry bulk cargoes (primarily iron ore, coal and grain). The Company is the successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was Old OMI's foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

         OMI is concentrating its fleet in two classes of vessels, Suezmax and product tankers. Focusing on those two fleets, OMI has been renewing its Suezmax fleet with new vessels and attempting to thereby, increase vessel utilization and profitability by consolidations of fleets to increase market share in these two markets.

         Currently, OMI's fleet comprises 27 vessels (including two chartered-in and three jointly owned vessels). In June, July and August of 1998 and January 1999, OMI took delivery of four Suezmax newbuildings and will take delivery of a fifth Suezmax in May 2000. Its fleet comprises eight wholly-owned and one jointly owned Suezmax tankers, two chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), one aframax, three Panamax product tankers (currently carrying crude oil), ten handysize product carriers transporting clean products and one jointly owned drybulk carrier. Two 35,000 deadweight ton ("dwt") product carrier newbuildings are scheduled to be delivered in July and September of 1999.

         Net income for the three months ended March 31, 1999 was $0.2 million compared to $3.1 million for the three months ended March 31, 1998. Included in 1998 net income of $3.1 million is a provision of $1.6 million for federal income taxes. In connection with the Distribution described above, OMI became a decontrolled corporation and its income is no longer subject to United States federal income tax.

MARKET OVERVIEW

         The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The following is an overview for the two market segments OMI primarily operates in.

Product Carriers

         The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Historically, earnings in the product tanker market have been less volatile than earnings in the other tanker sectors. This is the result of stable long-term fleet growth that has matched steady tonne-mile demand gains over the years.

         Product tanker freight rates showed some seasonal improvement towards the end of 1998, but weakened again early in 1999 as the product tanker fleet expansion continues to surpass demand. This adverse freight rate environment in the product tanker market is expected to persist in the short- term due to the high newbuilding deliveries for the balance of 1999, notwithstanding the signs of stability of economic activity in the Pacific region. However, the current orderbook indicates that the product tanker newbuilding deliveries will return to a moderate level next year. Furthermore, oil product import requirements are expected to increase in the three major world oil consuming areas (North America, Western Europe and the Pacific region) in the next few years as oil product demand growth is projected to exceed refinery capacity in these areas.

         After product tanker rates reached a very high level in early 1997 they began receding gradually. Both supply and demand of product tankers has grown by the annual compounded rate of about 4.8% in the 1990-1997 period. This was the result of reduced oil product imports in the Pacific region due to refinery capacity additions in the area and lower oil consumption because of the financial crisis in Southeast Asia and Korea, higher throughput in industrialized countries, at the same time that the supply of product tankers grew substantially. Product tanker tonne-mile demand fell by about 4.0% in 1998 from the preceding year level though the fleet grew by about 4.5%. As a result, average freight rates for product tankers in 1998 were substantially lower than rates prevailing in the previous year, and the lowest since 1992.

         The Company's handysize product tankers are currently employed in the spot market. However, effective May 1, 1999, the majority have been time chartered to a newly formed joint venture, International Product Carriers Limited ("IPC") described below. Currently, three vessels are chartered to another joint venture also described below. The two product carriers to be delivered in 1999 have been time chartered to a major oil company for two years. OMI's strategy for its handysize fleet is to increase market share by consolidating commercial operations of vessels through marketing joint ventures and through concentrating trading in selected areas.

         In March 1999, the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, establishing IPC to commercially operate their vessels. The combined operating product tanker fleet totals 26 vessels of about 0.9 million dwt. IPC intends to expand the pool to other product carrier owners to enhance its marketing.

         OMI and Heidenreich Marine Inc. ("Heidmar"), an operator of a modern fleet of 50,000 to 90,000 dwt. tankers, have formed a jointly owned company named OMI-Heidmar Shipping LLC to market tankers in the Far East. Currently, this company operates seven handysize and handymax product tankers, including three OMI handysize vessels. In addition, OMI has put its three Panamax product tankers into Star Tankers, Inc. a pool of Panamax and aframax crude/product tankers operated by Heidmar which comprises 28 vessels and operates worldwide.

Suezmax Tankers

         Freight rates in the Suezmax market recovered somewhat in the first quarter in 1999 relative to the preceding quarter, but were substantially below the rates prevailing a year ago. Rates for crude tankers, especially VLCCs, fell to very low levels in April 1999. The crude tanker market is expected to remain weak in the near term due to high newbuilding deliveries for the balance of 1999, high world oil inventories, low oil demand growth due to the economic weakness in Southeast Asia and the Far East and the additional crude oil cuts, agreed by OPEC and some non-OPEC crude oil producers last March, which would reduce oil liftings.

         The world tanker fleet totaled approximately 276.5 million dwt at the end of the first quarter in 1999, up by 3.7 million dwt or 1.4% from the year-end 1998 level. At the same time, the tanker orderbook stood at 41.8 million dwt, or 15.1% of the existing fleet, down by 4.9 million dwt in the first three months of 1999. Approximately, 14.2 million dwt is scheduled for delivery in the balance of 1999, 20.1 million dwt in the year 2000 and the balance in the year 2001. The tanker orderbook includes 35 Suezmaxes of 5.3 million dwt or 15.7% of the existing Suezmax fleet, and 5.9 million dwt of product tankers or about 12.8% of the existing product tanker fleet.

         However, 93 Suezmax tankers of 12.8 million dwt or 37.7% of the existing Suezmax fleet, and 9.3 million dwt or 20.0% of the total product tanker fleet were 20 or more years old at the end of the first quarter in 1999. In addition, 104.0 million dwt or 37.6% of the total tanker fleet was 20 or more years old. The current tanker market weakness, the relatively high tanker orderbook, an expensive fifth special survey and stricter environmental regulations should accelerate deletions of old tanker tonnage. World oil demand increased marginally in 1998 and is expected to increase by about 1.0 million b/d in 1999. World oil inventories increased substantially in 1998, especially in the first half of the year, but are expected to fall in 1999 to levels prevailing in the mid-1990s due to increasing oil demand and the additional oil production cuts by OPEC and non-OPEC oil producers.

         The Company has identified the advantages of owning a large Suezmax fleet and has been implementing strategies to maximize the advantages. First, the fleet will be more attractive to large customers by providing better scheduling opportunities. A large fleet also provides opportunities to obtain contracts for large volume movements and creates the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have pre-vetted for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market. In 1998, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and Frontline Ltd, a Norwegian owner of one of the world's largest and modern Suezmax fleets, combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance currently markets 27 Suezmax tankers, of which 24 tankers are employed in the Atlantic market, comprising approximately 20 percent of the total Suezmaxes trading in the Atlantic basin. Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and obtain contracts with customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls, when cargo is available, which will improve vessel earnings.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

         Net voyage revenues of $13.2 million for the three months ended March 31, 1999 increased by a net of $0.1 million from $13.1 million for the three months ended March 31, 1998. Net voyage revenues for the three months ended 1999 and 1998 are as follows by the market segments in which OMI primarily operates.

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                  ---------------------
                                                     1999       1998
                                                  ---------  ---------
                                                     (IN THOUSANDS)
VOYAGE REVENUES:
  Crude Oil Fleet .............................   $    24.1  $    26.8
  Product Carrier Fleet .......................        10.9       13.3
  All Other ...................................      --           (0.1)
                                                  ---------  ---------
        Total .................................   $    35.0  $    40.0
                                                  =========  =========
VESSEL AND VOYAGE EXPENSES:
  Crude Oil Fleet .............................   $    14.9  $    19.2
  Product Carrier Fleet .......................         6.4        7.9
  All Other ...................................         0.5       (0.2)
                                                  ---------  ---------
        Total .................................   $    21.8  $    26.9
                                                  =========  =========
NET VOYAGE REVENUES:
  Crude Oil Fleet .............................   $     9.2  $     7.6
  Product Carrier Fleet .......................         4.5        5.4
  All Other ...................................        (0.5)       0.1
                                                  ---------  ---------
        Total .................................   $    13.2  $    13.1
                                                  =========  =========

         Net voyage revenues for the Company increased $0.1 million for the three months ended March 31, 1999. The Crude oil fleet net voyage revenues increased by $1.6 million, Product carrier fleet decreased by $0.9 million and other net voyage revenue decreased by $0.6 million. Net changes are discussed as follows according to the two market segments (product carrier and crude oil) in which OMI primarily operates.

Product Carrier Fleet

         The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) at March 31, 1999 and 1998. Rates in the product market began to decline in the second half of 1997. To minimize decreases due to rate declines in the short-term, OMI placed three Panamaxes which previously carried clean products, into a marketing pool in November 1997, May 1998 and July 1998. Decreases in the product carrier fleet in the first quarter of 1999 pertain in part to two of the Panamaxes which were carrying clean products in the first quarter 1998 and are carrying crude oil (included in the crude oil fleet's operating results).

         Net voyage revenues of $4.5 million decreased by a net of $0.9 million for the three months ended March 31, 1999 compared to $5.4 million in the same period in 1998. Decreases of approximately $2.5 million primarily relate to two factors, one, decreases of $1.5 million related to two Panamaxes which are not included with product carriers results in 1999 and approximately $1.0 million in decreases related to three vessels which were operating in a marketing pool which has experienced declines in pool earnings in the first quarter 1999 in comparison to its 1998 quarter. Increases of approximately $1.6 million, offsetting the decreases included in this fleet, related primarily to five vessels (half of OMI's handysize fleet) whose rates were higher in the 1999 first quarter in comparison to the 1998 first quarter (although rates had declined toward the later part of 1998 leading into the

1999 quarter rates) and one vessels net voyage revenues increased in 1999 resulting from offhire related to a 1998 first quarter drydock.

Crude Oil Tanker Fleet

         At March 31, 1999, the crude fleet consisted of nine wholly-owned vessels (eight Suezmaxes and one aframax) and two chartered-in Suezmaxes; all but one of the vessels are currently operating in the spot market. At March 31,1998, OMI owned five Suezmaxes, one aframax and chartered-in four vessels. Subsequent to the first quarter 1998, four new Suezmax vessels were delivered, a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

         Net voyage revenues of $9.2 million generated by the crude tanker fleet increased a net of $1.6 million for the three months ended March 31, 1999 from $7.6 million for the three months ended March 31, 1998. The net increase in net voyage revenues can be attributed to increases of approximately $6.5 million primarily from two reasons: two Panamaxes with net voyage revenue that had been carrying clean products in the first quarter 1998 were carrying crude in the first quarter 1999 and net voyage revenues earned from four Suezmax vessels three delivered in the summer of 1998 and one delivered January 1999. Net voyage revenues were reduced by decreases in revenues of approximately $4.9 million relating primarily to: lower rates in the spot market earned on four 1970's built vessels and OMI's 1980's built aframax vessel in comparison to the first quarter 1998 rates earned, resulting from various factors explained in the market overview and decreases in net voyage revenues earned from the four vessels chartered-in during 1998 as compared to earnings on two charter-in vessels in the first quarter 1999.

OTHER OPERATING EXPENSES.

         The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative ("G & A") expenses. For the three months ended March 31, 1999, these expenses increased $1.1 million to $8.9 million, from $7.8 million for the three months ended March 31, 1998. The net increase was due to a net increase of $0.6 million in depreciation expense from the delivery of three Suezmax tankers in 1998 and one in 1999 offset by the sale of a Suezmax tanker in August 1998, in addition to an increase in G & A expenses of $0.5 million primarily because the G & A expenses during the 1999 first quarter were actual expenses incurred as compared to an allocation for the first quarter 1998 of Old OMI's G & A expenses to its foreign subsidiaries.


OTHER INCOME (EXPENSE).

         Other income (expense) consists of interest expense-net for the periods presented. Net other expense increased by $2.1 million from $1.6 million to $3.7 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Interest expense increased in the first quarter 1999 in comparison to the first quarter 1998 primarily because of additional interest expense on borrowings of $146.8 million upon delivery of the four new buildings (June, July, August 1998 and January 1999) and decreases in the capitalization of interest on construction in progress.

PROVISION FOR INCOME TAXES.

         The income tax provision of $ 1.6 million from January 1, 1998 through March 31, 1998 relates to the allocation of income taxes by Old OMI before the Company became a decontrolled corporation and was no longer a taxable entity after the spin-off date.

EQUITY IN OPERATIONS OF JOINT VENTURES.

         Equity in operations of joint ventures decreased by $1.4 million to $(0.3) million for the three months ended March 31, 1999 compared to $1.1 million for the three months ended 1998. The decrease was primarily attributed to lower earnings for a 49.0 percent owned joint venture which operates one ULCC vessel that was in drydock durng the first quarter of 1999 and decreased earnings from three other joint ventures related to declines in spot rates during the first quarter 1999 compared to the first quarter 1998, resulting from current market conditions.

         During 1999, the Company received an aggregate of $2.4 million in dividends from joint ventures, $1.9 million from Amazon Transport, Inc. and $0.5 million from White Sea Holdings Ltd.

BALANCE SHEET

         In January 1999, the Company took delivery of a newly constructed double hulled Suezmax tanker, the COLUMBIA increasing Vessel held for sale by $55.7 million, decreasing Construction in Progress by $17.7 million, increasing Current portion of long-term debt by $37.8 million and decreasing Cash and cash equivalents by $0.2 million. The Company is in the process of arranging a sale and leaseback transaction for the COLUMBIA, expected to close during the second quarter of 1999.

         Long-term debt decreases of approximately $3.6 million are related primarily to reclasses to Current portion of long-term debt in accordance with debt agreements for existing debt at March 31, 1999.

         Decreases in Investment and advances in joint ventures primarily relate to decreases in Investments in two joint ventures which paid dividends, as a return on investment in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

         Cash and cash equivalents of $23.4 million at March 31, 1999 increased $0.7 million from cash and cash equivalents of $22.7 million at December 31, 1998. The Company's working capital of $20.1 million at March 31, 1999, increased $18.2 million from working capital of $1.9 million at December 31, 1998. Current assets increased $57.1 million primarily due to the vessel held for sale of $55.7 million. Current liabilities increased $38.9 million due to the increase in current portion of long-term debt, primarily for the debt to be repaid on the vessel held for sale of $37.8 million (see Financing Facilities). Net cash provided by operating activities increased $12.5 million to $5.7 million for the three months ended March 31, 1999 compared to net cash used by operating activities of $6.8 million for the three months ended March 31, 1998. This decrease is primarily related to the decrease in Payable to parent-net of $13.4 million during the first quarter 1998, prior to the spin-off of the Company, in addition to fluctuations in operating activities of vessels (see Results of Operations).

         The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $41.5 million for the first quarter ending March 31, 1999, an increase of $29.3 million from cash used by investing activities of $12.2 million for the first quarter ending March 31, 1998. Cash used by investing activities increased in 1999 primarily due to the delivery of the new Suezmax vessel of $37.8 million, $3.0 million for additions to vessels under construction and capitalized interest and $0.7 for other capital expenditures. During the first quarter of 1998, $10.9 million was used to pay for additions to vessels under construction.

FINANCING ACTIVITIES

         Cash provided by financing activities was $36.6 million for the three months ended March 31, 1999 compared to cash used of $0.9 million for the three months ended 1998. Payments on long-term debt of $12.8 million were made in 1999. Included in the payments of $12.8 million were unscheduled payments of $12.0 million for payments on short-term borrowings from a credit facility. Proceeds from the issuance of long-term debt of $49.5 million include proceeds of $37.5 million for the financing of the newly constructed vessel delivered January 1999 and $12.0 million drawn on a credit facility. For the three months ended March 31, 1998, $0.8 million was paid in accordance with scheduled debt repayments.

         Currently, OMI has four credit facilities and two lines of credit ("LOC") aggregating $383.9 million, $124.4 million of which is unused. At March 31, 1999, these facilities/LOCs aggregated $361.4 million, $276.5 million was outstanding and $84.9 million was unused at that date. One facility for $116.5 million was assumed from Old OMI and the remaining facilities/LOC s aggregating $244.9 million at March 31, 1999, were secured subsequent to the spin-off.

         In February 1999, OMI entered into a $25.0 million revolving line of credit to be used for working capital and other general corporate purposes. The line of credit bears interest at LIBOR plus a margin that varies with facility use not greater than 1.75%. On May 3, 1999, OMI drew down $20.0 million under this line of credit.

         The Company has a credit facility, which was assumed from Old OMI. At March 31, 1999, the commitment was $116.5 and the outstanding loan was $116.1 million. On April 1, 1999, the outstanding balance was paid down by $12.0 million and, in addition, the available line was reduced by $11.0 million. The facility bears interest at LIBOR plus a margin ranging from 60- 95 basis points which is computed based on OMI s funded debt to equity ratio and interest coverage ratio. The agreement, which expires in April 2002, provides for nine semiannual reductions (six currently remaining at March 31, 1999). As long as the available balance of the credit facility exceeds the outstanding loan balance and the collateral tests are met, current amortization is not required.

         During June and July 1998, the Company entered into three new secured revolving credit agreements to refinance two Panamax tankers, three Suezmax tankers and two product carriers when delivered. As of March 31, 1999, the total available commitment was $159.9 million and the outstanding balance was $122.8 million. On April 30, 1999, the amount available under the facilities increased by $33.5 million for the fifth Suezmax tanker to be delivered in May 2000. The facilities bear interest at LIBOR plus a margin ranging from 0.65%-1.00%.

         During December 1998, the Company entered into an agreement for a $60.0 million revolving LOC to finance, on an interim basis, the acquisition of vessels and will be secured by such vessels. The facility bears interest at LIBOR plus a margin ranging from 55-80 basis points based on the Company s funded debt to capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37.5 million to finance the Suezmax vessel delivered. The vessel is held for sale and the Company intends to repay this debt with the proceeds to be received from the sale in the second quarter of 1999.

         Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long- term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. At March 31, 1999, the Company was in compliance with all its financial covenants.

         The Company believes that the actions it has taken in the last year and continues to do currently to improve its liquidity and financial position will give the Company greater financial flexibility to fund its vessel acquisition program and finance its other cash needs.

OTHER COMMITMENTS

         The Company has three remaining construction contracts with the same yard for two product carriers with expected capitalized costs at delivery in 1999 of $30.0 million each and one Suezmax carrier with an expected capitalized cost of $51.0 million scheduled to be delivered in 2000. As of March 31, 1999, total capitalized costs for the three vessels aggregated $20.0 million.

         OMI acts a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $14.3 million at March 31, 1999 with OMI's guaranty of such debt being approximately $7.1 million.

         The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. As of March 31, 1999, OMI has advanced an aggregate of $0.8 million in the form of non-interest bearing loans to cover operating expenses for a joint venture formed in 1997. At March 31, 1999, no other such deficiencies have been funded.

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

         Dividends-Any determination to pay dividends in the future by OMI will be at the discretion of the board of directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is limited by its credit agreements.

EFFECTS OF INFLATION

         The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

YEAR 2000 ISSUE

GENERAL

         The Year 2000 issue arises from the fact that many computer hardware and software systems use only two digits rather than four digits to define the applicable year. As a result, these systems may not calculate dates beyond 1999, which may result in system failure or miscalculations by computer programs which could cause disruption of the Company's operations.

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

         The Company developed a plan that outlines the Company s procedures to become Y2K compliant which was approved in November 1998 by senior management of OMI, as well as the Board of Directors. An oversight committee was formed which includes members of senior and technical management who meet on a monthly basis with the Company's Information Services team. The procedures in the plan or the Project, address the following: identification of inventory and assessment as to its Y2K readiness, remediation strategies and remediation costs. The Company has initiated formal communications with vendors and other customers which the Company does business with, to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Y2K issue. The Company cannot predict the outcome of other companies remediation efforts. The Project includes procedures for fixing critical systems using a combination of replacements and upgrades.

         The Company has identified and scheduled a sufficient number of qualified personnel to accomplish the Project objectives and has established a process for monitoring its progress against the Y2K plan in accordance with a timetable of expected completion dates for the various phases of the Project.

         The Company expects all critical systems and products to be Y2K compliant as of July 1999. Currently, 50 percent of the accounting systems and 75 percent of the ship hardware is year 2000 compliant.

COSTS

         The Y2K Project includes estimated costs of $0.2 million related to financial systems. The cost that relates to fixture of ships software and hardware is expected to be minimal. Additionally, the Company has already paid $0.3 million, not included in the estimated budget for financial systems, towards new financial applications implementation which included the hardware, software and support fees.

         Based on responses received from vendors, to date, the Company is not aware of any significant investments in assets that are not Y2K compliant.

         There can be no guarantee that these estimates will be achieved and actual results could differ from what has been anticipated. Based on its current estimates and information currently available, the Company does not anticipate that costs associated with this Project will have a material adverse effect on the Company s consolidated financial position, results of operations or cash flows in future periods.

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

CONTINGENCY PLAN

         The Company relies on vendor guarantees that critical systems are Y2K compliant. Therefore, the Company anticipates that those critical systems will function properly. OMI has full maintenance contracts with all its vendors in the case of any system problem, they are required to resolve such problems within a reasonable amount of time.

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

         The company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to its debt and related interest rate swaps. The majority of this exposure is the floating rate debt, which totaled $276.4 (excludes Senior Notes plus 7% Convertible Note which are fixed rates) million at March 31, 1999. A one percent increase in the floating rate would increase interest expense by $2.8 million per year.

         The fixed rate debt on the balance sheet and the fair market value were $7.4 million as of March 31, 1999. If the interest rate was to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.3 million.

         The Company has entered into interest rate swap agreements to manage its exposure with interest rates by locking in fixed interest rates from floating rates. At March 31, 1999, there were two swaps with a total notional principal of $15.2 million and to terminate the agreements the Company would have to pay $0.3 million.

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

                             None.

ITEM 5 - OTHER INFORMATION

                             None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  a.  EXHIBITS

               27 OMI Corporation - Financial Data Schedule, dated March 31,
1999.

  b.  REPORTS ON FORM 8-K

                             None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 OMI CORPORATION


--------------------------------------------------------------------------------
                                  (REGISTRANT)







DATE: MAY 14, 1999                        BY: /s/ CRAIG H. STEVENSON, JR.
                                              ----------------------------------
                                              Craig H. Stevenson, Jr.
                                              PRESIDENT, CHAIRMAN OF THE BOARD
                                              AND CHIEF EXECUTIVE OFFICER





DATE: MAY 14, 1999                        BY: /s/ VINCENT DE SOSTOA
                                              ----------------------------------
                                              Vincent de Sostoa
                                              SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER