Form 10-Q
period 1999-06-30
OMI CORP/M I
filed 1999-08-13
CIK 1061571

BEING FILED PURSUANT TO RULE 901 (d) OF REGULATION S-T

================================================================================

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the quarterly period ended JUNE 30, 1999

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the period from __________________ to _______________________

                                                          COMMISSION FILE NUMBER
                                                                 001-14135
                                                          ----------------------

                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       MARSHALL ISLANDS                                           52-2098714
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


ONE STATION PLACE, STAMFORD, CT                                     06902
-------------------------------                                   ----------
     (Address of principal                                        (Zip Code)
       executive offices)

Registrant's telephone number, including area code (203) 602-6700

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]        No [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 12, 1999:

            Common Stock, par value $0.50 per share 41,647,387 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
PART I: FINANCIAL INFORMATION PAGE

     Item 1. Financial Statements

             Condensed Consolidated Statements of
               Operations for the three months and six months
               ended June 30, 1999 and 1998                                   3

             Condensed Consolidated Balance Sheets--
               June 30, 1999 and December 31, 1998                            4

             Condensed Consolidated Statements of Changes
               in Stockholders' Equity for the year
               ended December 31, 1998 and the
               (unaudited) six months ended June 30, 1999                     5

             Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1999 and 1998                    6

             Notes to Condensed Consolidated Financial
               Statements                                                     7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   14

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                     26

PART II: OTHER INFORMATION                                                   27

     Signatures                                                              28

                                OMI CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)


                                                  FOR THE THREE                FOR THE SIX
                                                      MONTHS                      MONTHS
                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                              ----------------------      ----------------------
                                                1999          1998          1999          1998
                                              --------      --------      --------      --------
Revenues                                      $ 30,535      $ 36,827      $ 65,513      $ 76,859
                                              --------      --------      --------      --------
Operating Expenses:
  Vessel and voyage                             17,840        23,194        36,785        42,962
  Charter hire                                   3,557         7,223         6,783        14,378
  Depreciation and amortization                  6,130         5,633        12,317        11,382
  Provision for loss on lease
    obligation (Note 10)                         6,229          --           6,229          --
  General and administrative                     2,543         2,567         5,229         4,638
                                              --------      --------      --------      --------
    Total operating expenses                    36,299        38,617        67,343        73,360
                                              --------      --------      --------      --------
Operating (loss) income                         (5,764)       (1,790)       (1,830)        3,499
                                              --------      --------      --------      --------
Other Income (Expense):
  Loss on disposal/writedown of
    assets-net (Notes 11, 12)                  (23,666)         --         (23,666)         --
  Interest expense-net                          (3,921)       (1,659)       (7,658)       (3,282)
                                              --------      --------      --------      --------
    Net other expense                          (27,587)       (1,659)      (31,324)       (3,282)
                                              --------      --------      --------      --------
(Loss) income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle               (33,351)       (3,449)      (33,154)          217
Benefit for income taxes                          --         (38,777)         --         (37,158)
                                              --------      --------      --------      --------
(Loss) income before equity in
  operations of joint ventures
  and cumulative effect of change in
  accounting principle                         (33,351)       35,328       (33,154)       37,375
Equity (loss) in operations of joint
  ventures                                         179         1,122           (11)        2,164
                                              --------      --------      --------      --------
(Loss) income before cumulative effect
  of change in accounting principle            (33,172)       36,450       (33,165)       39,539
Cumulative effect of change in
  accounting principle (Note 9)                   --            --           2,729          --
                                              --------      --------      --------      --------
Net (loss) income                              (33,172)       36,450       (30,436)       39,539
Other comprehensive income:
  Reversal of deferred income taxes
    on cumulative translation adjustment          --           2,530          --           2,530
                                              --------      --------      --------      --------
Comprehensive (loss) income                   $(33,172)     $ 38,980      $(30,436)     $ 42,069
                                              ========      ========      ========      ========

Basic (loss) earnings per common share:
  (Loss) income before cumulative effect
  of change in accounting principle           $  (0.80)     $   0.84      $  (0.80)     $   0.92
  Net (loss) income                           $  (0.80)     $   0.84      $  (0.73)     $   0.92
Diluted (loss) earnings per common share:
  (Loss) income before cumulative effect
  of change in accounting principle           $  (0.80)     $   0.83      $  (0.80)     $   0.90
  Net (loss) income                           $  (0.80)     $   0.83      $  (0.73)     $   0.90



See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                     JUNE 30,      DECEMBER 31,
                                                       1999           1998
                                                   -----------    -------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash, including cash equivalents:
    1999-$9,000; 1998-$10,166                        $ 24,418       $ 22,698
  Receivables:
    Traffic                                             9,479         12,842
    Other                                               3,175          2,733
  Vessels held for sale (Note 11)                      16,755           --
  Prepaid expenses and other current assets            10,921          8,822
                                                     --------       --------
       Total current assets                            64,748         47,095
                                                     --------       --------
Vessels, construction in progress
  and other property:
Vessels and other property                            469,759        544,447
Construction in progress                               23,027         34,733
Less accumulated depreciation                         117,171        150,585
                                                     --------       --------
Vessels, construction in progress
  and other property-net                              375,615        428,595
                                                     --------       --------

Investments in, and advances to joint ventures         24,153         25,507
Notes receivable                                       15,392          6,604
Other assets and deferred charges                      21,620         22,326
                                                     --------       --------
       Total                                         $501,528       $530,127
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    877       $  2,520
  Accrued liabilities:
    Voyage and vessel                                  16,221         11,438
    Interest                                            3,245          4,007
    Other                                                 991          2,571
  Deferred gain on sale of vessels                      3,151          3,151
  Current portion of long-term debt                    28,542         21,494
                                                     --------       --------
       Total current liabilities                       53,027         45,181
                                                     --------       --------
Advance time charter revenues and other
 liabilities                                            8,531          3,496
Deferred gain on sale of vessels                        5,938          7,514
Deferred income taxes payable                           3,100          3,100
Long-term debt                                        216,105        225,653
Stockholders' equity                                  214,827        245,183
                                                     --------       --------
       Total                                         $501,528       $530,127
                                                     ========       ========


See notes to condensed consolidated financial statements.

                                            OMI CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE (UNAUDITED)
                                             SIX MONTHS ENDED JUNE 30, 1999
                                                     (IN THOUSANDS)


                                                   Common Stock                           Net                   Retained
                                             ------------------------     Capital    Intercompany   Treasury    (Deficit)
                                              Shares         Amount       Surplus     Transaction    Stock      Earnings
                                             --------    ------------    ---------   ------------   --------   ----------
Balance as of January 1, 1998                  43,066      $ 21,533      $ 243,062     $ 39,503                 $(25,452)

Comprehensive income:
  Net income                                                                                                      42,917

  Reversal of deferred income taxes on
    cumulative transaction adjustment

Comprehensive income

Capital distribution of net intercompany
  account balance with parent                                              (76,119)

Net intercompany transactions                                                             1,337

Capital distribution of net intercompany
  transactions with parent                                                  40,840      (40,840)

Exercise of stock options                          50            25            (25)

Issuance of common stock                          560           280           (280)
Purchase of treasury stock                                                                          $ (9,040)
                                             --------      --------      ---------     --------     --------    --------
Balance at December 31, 1998                   43,676        21,838        207,478         --         (9,040)     17,465

Comprehensive loss:
  Net loss                                                                                                       (30,436)
  Net change in valuation account
Comprehensive loss

Issuance of common stock                           48            24             56
                                             --------      --------      ---------     --------     --------    --------
Balance at June 30, 1999                       43,724      $ 21,862      $ 207,534         --       $ (9,040)   $(12,971)
                                             ========      ========      =========     ========     ========    ========



                                               Accumulated
                                                  Other                                Total
                                              Comprehensive     Comprehensive      Stockholders'
                                                 Income            Income             Equity
                                              -------------     -------------      -------------
Balance as of January 1, 1998                  $  4,912                              $283,558

Comprehensive income:
  Net income                                                      $ 42,917             42,917

  Reversal of deferred income taxes on
    cumulative transaction adjustment             2,530              2,530              2,530
                                                                  --------
Comprehensive income                                              $ 45,447
                                                                  ========
Capital distribution of net intercompany
  account balance with parent                                                         (76,119)

Net intercompany transactions                                                           1,337

Capital distribution of net intercompany
  transactions with parent                                                               --

Exercise of stock options                                                                --

Issuance of common stock                                                                 --
Purchase of treasury stock                                                             (9,040)
                                              ---------                              --------
Balance at December 31, 1998                      7,442                               245,183

Comprehensive loss:
  Net loss                                                        $(30,436)           (30,436)
  Net change in valuation account                                     --
 Comprehensive loss                                               --------
                                                                  $(30,436)
Issuance of common stock                                          ========
                                                                                           80
                                              ---------                              --------
Balance at June 30, 1999                      $  7,442                               $214,827
                                              =========                              ========

See notes to condensed consolidated financial statements

                           OMI CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net (loss) income                                             $(30,436)     $ 39,539
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle       (2,729)         --
      Decrease in deferred income taxes                           --         (39,850)
      Depreciation and amortization                             12,317        11,382
      Net intercompany transactions                               --           1,337
      Loss on disposal of assets-net                            23,666          --
      Amortization of deferred gain on sale of vessel           (1,576)       (1,576)
      Provision for loss on lease obligation                     6,229          --
      Equity (loss) in operations of joint ventures
        over dividends received                                  2,439        (2,164)
  Changes in assets and liabilities:
      Decrease (increase) in receivables and other
        current assets                                           1,914        (2,315)
      Advances to joint ventures - net                            (965)          (74)
      Decrease in other assets and deferred charges             (1,158)        1,290
      Increase (decrease) in accounts payable and
        accrued liabilities                                        669         4,858
      Increase in advance time charter revenues
        and other liabilities                                       45         1,287
      Payable to Parent-net                                       --          (3,217)
                                                              --------      --------
Net cash provided by operating activities                       10,415        10,497
                                                              --------      --------

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from disposition of vessels and other property       54,000          --
  Additions to vessels and other property                      (45,267)      (59,731)
  Proceeds from notes receivable                                   212          --
  Issuance of notes receivable                                  (9,000)         --
  Other                                                         (6,000)         (261)
                                                              --------      --------
Net cash used by investing activities                           (6,055)      (59,992)
                                                              --------      --------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from long-term and short-term debt                   86,498        63,750
  Payments on long-term and short-term debt                    (88,998)      (22,600)
  Issuance of common stock                                          80          --
  Payments for debt issue costs                                   (220)         (598)
                                                              --------      --------
Net cash (used) provided by financing activities                (2,640)       40,552
                                                              --------      --------
Net increase (decrease) in cash and cash equivalents             1,720        (8,943)
Cash and cash equivalents at beginning of year                  22,698        30,608
                                                              --------      --------
Cash and cash equivalents at end of period                    $ 24,418      $ 21,665
                                                              ========      ========

See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the management of OMI Corporation and subsidiaries ("OMI" or the "Company"), all adjustments (comprising only normal recurring accruals and the cumulative effect of the change in accounting principle) necessary for a fair presentation of operating results have been included in the statements. Reference is made to the OMI Corporation's Form 10-K for additional information.

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

NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

As of June 30, 1999, the Company's debt and credit arrangements consisted of the following:
                                                               Outstanding    Available
(in thousands)                                    Commitment     Balance       Balance
                                                  ----------   -----------    ---------
FIXED RATE UNSECURED NOTES:
7% Convertible Note due February 2004       (A)    $  3,000     $  3,000          --
10.25% Senior Notes due November 2003                 4,357        4,357          --
FLOATING RATE CREDIT FACILITIES:
Due April 2002                              (B)     105,500       99,090      $  6,410
Due June  2003                                       49,800       12,800        37,000
Due August 2008                                      71,500       71,500          --
Due May 2008                                (C)      70,400       36,900        33,500
FLOATING RATE REVOLVING LINES OF CREDIT:
Due December 1999                           (D)      60,000         --          60,000
Due February 2000                           (E)      25,000       17,000         8,000
                                                   --------     --------      --------
Total                                              $389,557      244,647      $144,910
                                                   ========                   ========
Less current portion of long-term debt                            28,542
                                                                --------
Long-term debt                                                  $216,105
                                                                ========

----------
(A) The 7% Convertible Note is convertible into 407,800 shares at $7.375 per share.

(B) As of June 30, 1999, there were four semi-annual reductions of $8,875,000 included in the commitment remaining. As long as the available balance exceeds the outstanding balance and the collateral tests are met, current amortization is not required.

(C) In April 1999, this facility was increased by $33,500,000 for the financing of a Suezmax vessel under construction scheduled to be delivered in 2000 (see Note 12).

(D) $35,000,000 was drawn down under the $60,000,000 revolving Line of Credit to finance the COLUMBIA, which was delivered in January 1999. This amount was repaid upon the sale/leaseback of the vessel on June 30, 1999. On July 15, 1999, $21,200,000 was drawn down to finance the SEINE, a new product tanker delivered July 19, 1999 (see Note 12). The line of credit may be renewed annually subject to bank approval.

(E) The $25,000,000 revolving Line of Credit was obtained in February 1999 for working capital and other general corporate purposes. In July 1999, due to the sale of two vessels which were collateral for this loan, the availability under the line was reduced.

       to $19,000,000. The line of credit may be renewed annually subject to bank approval. On July 8, 1999, $3,000,000 of the outstanding balance was repaid.

Restrictive Covenants

         Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into certain transactions with affiliated companies. In the event of a sale of a secured asset, each of the loan agreements requires the Company to reduce the applicable loan by net proceeds of the sale up to the outstanding loan balance, except for the Credit Facility maturing April 2002 which permits the Company to substitute another vessel. As of June 30, 1999, the Company was in compliance with all of its financial covenants.

Interest Rates

         The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates range from 0.60% to 1.00% above London Interbank Offering Rate ("LIBOR") on the credit facilities and from 0.55% to 1.75% above LIBOR for the lines of credit.

Security

         At June 30, 1999, vessels, vessels held for sale and shares in a joint venture with an aggregate net book value of $375,000,000 have been pledged as collateral for debt agreements.

NOTE 3 - EARNINGS PER COMMON SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and if dilutive the conversion of the 7% convertible note due 2004.



         The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:
                                                          FOR THE                 FOR THE
                                                        THREE MONTHS             SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
(in thousands, except per share                      ------------------      ------------------
 amounts)                                             1999        1998        1999        1998
                                                     ------      ------      ------      ------
BASIC EARNINGS PER SHARE:
  Weighted average common shares
    outstanding..................................    41,647      43,271      41,629      43,172
                                                     ======      ======      ======      ======
DILUTED EARNINGS PER SHARE:
  Weighted average common shares
    outstanding..................................    41,647      43,271      41,629      43,172
  7 % convertible Note...........................      --           408        --           408
  Options........................................      --           283        --           283




                                                     ------      ------      ------      ------
  Weighted average common shares-
    diluted......................................    41,647      43,962      41,629      43,863
                                                     ======      ======      ======      ======
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before cumulative effect
    of change in accounting principle............    $(0.80)     $ 0.84      $(0.80)     $0.92
  Cumulative effect of change in
    accounting principle.........................      --          --          0.07        --
                                                     ------      ------      ------      ------
  Net (loss) income per common share.............    $(0.80)     $ 0.84      $(0.73)     $0.92
                                                     ======      ======      ======      ======
 DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before cumulative effect
    of change in accounting principle............    $(0.80)     $ 0.83      $(0.80)     $0.90
  Cumulative effect of change in
    accounting principle.........................      --          --          0.07        --
                                                     ------      ------      ------      ------
  Net (loss) income per common share.............    $(0.80)     $ 0.83      $(0.73)     $0.90
                                                     ======      ======      ======      ======

The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three and six months ended June 30, 1999 because the effect was antidilutive.

NOTE 4 - INCOME TAXES

As of the Distribution date of June 17, 1998, OMI Corporation is no longer subject to U.S. taxes on its shipping income.

The benefit for income taxes on income varies from the statutory rates as follows:

                                               FOR THE SIX MONTHS
                                                 ENDED JUNE 30,
                                            -----------------------
(in thousands)                                1999           1998
                                            --------       --------
Provision calculated at
  statutory rates                           $   --         $  1,204
Reversal of deferred income taxes               --          (38,887)
Adjustment for equity in operations
  of certain joint ventures                     --              525
                                            --------       --------
Benefit for income taxes                    $   --         $(37,158)
                                            ========       ========

         For the six months ended June 30, 1998, the Company did not provide deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.


         Management estimated that the distribution of shares to the shareholders of OMI Corp. would result in Federal income taxes becoming currently payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on previously excluded foreign ("Subpart F") income and on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes with its respect to its shipping income, $38,887,000 of the balance of deferred income taxes was credited to income, leaving a balance of $3,100,000.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments include interest of approximately $9,327,000 and $2,206,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 6 - JOINT VENTURE INFORMATION

         Amazon and White Sea are both 49.0 percent owned by the Company and are accounted for using the equity method. Summarized income statement information for the three and six months ended June 30, 1999 and 1998 is as follows:

                                        FOR THE THREE                                FOR THE SIX
                                    MONTHS ENDED JUNE 30,                       MONTHS ENDED JUNE 30,
                          ----------------------------------------    ----------------------------------------
                                AMAZON               WHITE SEA              AMAZON               WHITE SEA
                          ------------------    -------    -------    -------    -------    -------    -------
                            1999       1998       1999       1998       1999       1998       1999      1998
                          -------    -------    -------    -------    -------    -------    -------    -------
(in thousands)
Revenues                  $ 1,684    $ 4,426    $ 1,553    $ 2,545    $ 3,557    $ 8,000    $ 3,501    $ 5,077
Expenses                    1,941      2,637      1,269      2,047      3,941      5,006      2,596      3,910
                          -------    -------    -------    -------    -------    -------    -------    -------
Operating (loss) income   $  (257)   $ 1,789    $  284     $   498    $  (384)   $ 2,994    $   905    $ 1,167
                          =======    =======    =======    =======    =======    =======    =======    =======
Cumulative effect
  of change in
  accounting
  principle                  --         --         --         --         --         --      $   245       --
                          -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss)         $  (209)   $ 1,868    $   295    $  497     $  (235)   $ 3,112    $ 1,180   $ 1,179
                          =======    =======    =======    =======    =======    =======    =======    =======


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



         The following is a summary of the operations by major operating segments:

                                                           FOR THE THREE          FOR THE SIX
                                                       MONTHS ENDED JUNE 30,    MONTHS ENDED JUNE 30,
                                                       ---------------------    ---------------------
 (in thousands)                                          1999         1998        1999         1998
                                                       --------     --------    --------     --------
TOTAL REVENUES:
  Crude Oil Tanker Fleet ...........................   $ 20,868     $ 22,856      44,959     $ 49,615
  Product Carrier Fleet ............................      9,534       13,973      20,370       27,232
  Other ............................................        133           (2)        184           12
                                                       --------     --------    --------     --------
   Total ...........................................   $ 30,535     $ 36,827    $ 65,513     $ 76,859
                                                       ========     ========    ========     ========
(LOSS) INCOME BEFORE INCOME TAXES,
  EQUITY IN OPERATIONS OF JOINT
  VENTURES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
  Crude Oil Tanker Fleet.........................(1)   $ (7,732)    $  1,197    $ (5,550)    $  5,226
  Product Carrier Fleet ............................        325          606         537        1,912
  General and administrative expense
   not allocated to vessels ........................     (1,847)      (1,577)     (3,431)      (2,453)
  Other ............................................       (431)      (3,675)     (1,044)      (4,468)
                                                       --------     --------    --------     --------
   Total ...........................................   $ (9,685)    $ (3,449)   $ (9,488)    $    217
                                                       ========     ========    ========     ========

----------
(1) For the three and six months ended June 30, 1999, operating income (loss) for the crude oil fleet includes a provision for loss on lease obligation of $6,229,000 (see Note 10)
    and excludes the estimated loss on disposals/writedown of vessels (see Notes 11,12).

         During the three and six months ended June 30, 1999 and 1998, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the value of the vessels collateralizing the debt. For the period ended June 17, 1998, general and administrative expense included in determining income before income tax and equity in operations of joint ventures includes an allocation of costs of corporate administrative services provided by the Company's parent prior to the spin-off. The foreign segments were charged a fixed amount per month per vessel for vessel management and accounting activities and was charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating were reasonable.

NOTE 8 - GUARANTEES AND OTHER COMMITMENTS

         OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $14,252,000 at June 30, 1999 with OMI's guaranty of such debt being approximately $7,126,000.

         The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. As of June 30, 1999, OMI has advanced an aggregate of $800,000 in the form of non-interest bearing loans to cover operating expenses for a joint venture formed in 1997. At June 30, 1999, no other such deficiencies have been funded.

NOTE 9 - CHANGE IN ACCOUNTING PRINCIPLE AND PRIOR PERIOD ADJUSTMENTS

         Prior to 1999, voyage freight for vessels operating on voyage charters was accounted for on a load-to load ("LL") basis. Under this method, voyage revenue is recognized evenly over the period from arrival of the vessel at the first load port to arrival at the next load port. Under this method of revenue recognition it is necessary to assume the next load port to complete the revenue recognition cycle.

         Effective January 1, 1999, OMI changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from LL to discharge-to-discharge ("DD") basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port. Each method has its own advantages. The predominant method for shipowners is DD. The change in revenue recognition policy is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with the location of the next load port. The cumulative effect of this accounting change is shown separately in the Condensed Consolidated Statements of Operations and resulted in income of $2,729,000 or $0.07 per basic and diluted earnings per share.

         The cumulative effect of this change in accounting principle as of January 1, 1999 on the Company's Condensed Balance Sheet was to increase total assets by $1,490,000, decrease total liabilities by $1,239,000 and increase total stockholders' equity by $2,729,000.

         The three months ended March 31, 1999 was previously presented using the LL method of accounting for voyages. The impact of the restatement to DD on the Company's Condensed Statement of Operations is summarized as follows:


                                                   As Originally
                                                      Reported      Restated
                                                   --------------   --------
(in thousands)
Income before cumulative effect of change in
  accounting principle ............................    $  240       $     7
Cumulative effect of change in accounting principle      --           2,729
                                                       ------       -------
Net income ........................................    $  240       $ 2,736
                                                       ======       =======
BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in
  accounting principle ............................    $ 0.01       $  0.00
Cumulative effect of change in accounting principle      --            0.07
                                                       ------       -------
Net income ........................................    $ 0.01       $  0.07
                                                       ======       =======
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in
  accounting principle ............................    $ 0.01       $  0.00
Cumulative effect of change in accounting principle      --            0.07
                                                       ------       -------
Net income ........................................    $ 0.01       $  0.07
                                                       ======       =======

         The three and six months ended June 30, 1998 were previously presented using the LL method of accounting for voyages. Pro forma amounts for these periods assuming DD had been retroactively applied are summarized as follows:

For the period ended June 30, 1998                 Three Months   Six Months
                                                   ------------   ----------
(in thousands)

Net income .....................................     $ 36,436      $ 39,049
                                                     ========      ========
BASIC EARNINGS PER SHARE:
Net income .....................................     $   0.84      $   0.90
                                                     ========      ========
DILUTED EARNINGS PER SHARE:
Net income .....................................     $   0.83      $   0.89
                                                     ========      ========


NOTE 10 - PROVISION FOR LOSS ON LEASE OBLIGATION

         During June 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that the current lease obligation for a vessel whose lease terminates September 2001 exceeded its undiscounted forecasted future net cash flows from operations. The loss was measured by the excess of the future lease payments, as set forth in the lease agreement, over the vessels estimated forecasted future cash flows over the lease term. It was determined that an impairment loss for the lease should be recognized and a provision of $6,229,000 was recorded in June 1999. The loss is reported as a separate item in the Condensed Consolidated Statements of Operations.

NOTE 11 - VESSELS HELD FOR SALE

         During June 1999, OMI contracted to sell two Suezmax vessels, one built in 1974 and the other built in 1975. Both vessels were held for sale at June 30, 1999; one was delivered to the buyers on July 7, 1999 and the other vessel was delivered on July 21, 1999. At June 30, 1999, $6,945,000 was recorded as loss from the disposition of the two vessels.

         Management intends on selling its aframax vessel and two of its 1975 built Suezmax tankers which are included on the balance sheet as Vessels held for sale as of June 30, 1999. In August 1999, one of the 1975 Suezmax tankers was contracted for sale at the end of the month. The disposal of the remaining 1975 Suezmax tanker and the aframax are expected within a year. The vessels are held for sale at their estimated fair values. The estimated fair values for the Suezmax tankers were based on the salvage values of two similar vessels sold by the Company in July 1999. The estimated fair value of the aframax vessel was based on current selling prices of similar vessels. The resulting adjustment of $14,729,000 to reduce assets held for sale to the fair value of these vessels was recorded in the second quarter of 1999 and is included in Loss on disposal of assets-net.

         As a result of the current market condition and estimated losses on the disposal of certain vessels, the Company re-evaluated the carrying value of its remaining vessels under the provisions of FAS 121 and concluded that no further writedowns were necessary.

NOTE 12 - ACQUISITION AND DISPOSAL OF VESSELS

         On January 19, 1999, the COLUMBIA, a new double-hulled Suezmax tanker was delivered. The vessel which had a book value of $55,992,000 was sold on June 30, 1999 for $54,000,000 in a sale/leaseback transaction. The COLUMBIA was chartered back from the purchaser over a period of three years. The resulting lease is being accounted for as an operating lease. Under the agreement, the Company is responsible for operating expenses and is required to maintain $2,000,000 in escrow over the lease term, and a cash collateral account initially of $4,000,000 which will be replaced by a stand by letter of credit which will increase by $750,000 per quarter in the first year and by $500,000 per quarter in the second year to a maximum of $9,000,000. The letter of credit will serve as additional collateral for the Company's obligation under the charter.

         On July 19, 1999, OMI took delivery of the SEINE, a 35,407 dwt product carrier. This vessel is time chartered for the next two years.

         OMI has contracted for one additional 156,000 deadweight ton ("dwt") double-hulled Suezmax tanker to be delivered in 2000 with an expected cost of $51,000,000 and a 35,000 dwt product carrier to be delivered in September 1999 with an expected cost of $28,500,000. The product carrier will be time chartered for two years.

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

         The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward- looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The information contained in the discussion of the Year 2000 Issue ("Y2K") constitutes forward-looking information. The identification and remediation of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this project are, for that reason, particularly hard to make with any certainty. Factors that may cause these differences include, but are not limited to, those outlined in the Risk Assessment category of the Year 2000 Issue.

GENERAL

Overview

         OMI provides seaborne transportation services primarily for crude oil and refined petroleum. The Company is the successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly-owned companies. OMI Corporation operates what was Old OMI's foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

         The Company's net loss was $33.2 million for the quarter ended June 30, 1999 or $0.80 basic loss per share. The quarter loss includes loss on disposal of assets of $23.7 million and a provision for loss on lease obligation of $6.2 million. Net loss for the six months ended June 30, 1999 was $30.4 million or $0.73 basic loss per share after income from the cumulative effect of change in accounting principle of $2.7 million or $0.07 per basic earnings per share. Net income for the quarter and six months ended June 30, 1998 was $36.4 million or $0.84 basic earnings per share and $39.5 million or $0.92 basic earnings per share, respectively, which includes a reversal of deferred income taxes in the amount of $38.9 million or $0.90 per share. In connection with the Distribution described above, OMI became a decontrolled corporation and its shipping income is no longer subject to United States federal income tax.

OMI's Fleet

         Currently, OMI's fleet comprises 26 vessels (including a new product carrier delivered in July 1999). In June, July and August of 1998 and January 1999, OMI took delivery of four Suezmax newbuildings and will take delivery of a fifth Suezmax in May 2000. Additionally, one 35,000 deadweight ton ("dwt") product carrier newbuilding is scheduled to be delivered in September of 1999 and is time chartered for the next two years.

         The Company's fleet comprises five wholly-owned and one jointly owned Suezmax tankers, three chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), one aframax, three Panamax product tankers (currently carrying crude oil), eleven handysize product carriers transporting clean products and one jointly owned drybulk carrier.

Recent Activities

         During January 1999, the Company took delivery of a Suezmax newbuilding, the COLUMBIA, and on June 30, 1999, the Company completed a sale/leaseback of this vessel for $54 million. On July 19, 1999, the SEINE, a product tanker newbuilding was delivered at an approximate cost of $28.5 million. This vessel is time chartered for the next two years.

         As a result of market conditions, as well as new tonnage entering the market OMI is disposing of its older Suezmax vessels and less competitive vessels. By doing this, the Company will be better able to focus its capital on areas where its resources can provide higher returns. During July 1999, OMI sold two Suezmax vessels built in 1974 and 1975. These two vessels were held for sale at their net realizable values on June 30, 1999. Two 1975 Suezmax tankers and one aframax vessel were also held for sale at their fair values at June 30, 1999. In August 1999, one of the 1975 Suezmax tankers was contracted for sale at the end of the month. The disposal of the remaining 1975 Suezmax tanker and the aframax tanker are expected within a year.

         An additional non-recurring item included in the second quarter operating loss is a provision for loss on one of the Company's chartered-in vessels. An accounting adjustment was required because the estimated forecasted future cash flows which are based on projected estimated future revenue rates were less than the lease obligation for the vessel.

Market Alliances

         OMI has concentrated its fleet in two classes of vessels, Suezmax and product tankers. Currently, rates in both fleets are below historical levels resulting from the imbalance of the supply and demand for ships which carry crude oil and refined products and various factors detailed in the Market Overview.

         The Company has identified the advantages of owning a large modern Suezmax fleet and has been implementing strategies to maximize such advantages. First, the fleet will be more attractive to large customers by providing better scheduling opportunities. A large fleet also provides opportunities to obtain contracts for large volume movements and creates the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have inspected for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

         In 1998, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and Frontline Ltd, a Norwegian owner of one of the world's largest and modern Suezmax fleets, combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance primarily markets its Suezmax tankers in the Atlantic market. Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and obtain contracts with customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls, when cargo is available, which will improve vessel earnings.

         OMI's strategy for its handysize fleet is to increase market share by consolidating commercial operations of vessels through marketing joint ventures and through concentrating trading in selected areas. In March 1999, the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, establishing International Product Carriers Limited ("IPC") to form a mid-size product tanker venture. IPC intends to expand the pool to include other product carrier owners to enhance its marketing capacity. The joint venture began operating effective May 1, 1999.


MARKET OVERVIEW

         The charter rates that the Company is able to obtain for its vessels are determined in a highly competitive market. The industry is cyclical, experiencing significant swings in profitability and asset values resulting from changes in the supply of and demand for vessels. The following is an overview for the two market segments OMI primarily operates in.

Product Carriers

         The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Historically, earnings in the product tanker market have been less volatile than earnings in the other tanker sectors. This is the result of a stable long term fleet growth that has matched steady ton-mile demand growth over the years.

         However, after product tanker rates reached a very high level early in 1997, they began receding gradually as a result of lower oil product imports in the Pacific region due to the ongoing financial crisis and new refinery capacity, higher throughput in industrialized countries as well as the substantial growth of the product tanker fleet. Ton-mile demand for product tankers fell by about 4% in 1998 from the preceding year level, while the product tanker fleet grew by about 4.5%. As a result, average freight rates for product tankers in 1998 were substantially lower than rates prevailing in the previous year, and the lowest since 1992.

         Freight rates in the product tanker market showed some seasonal improvement in the last months of 1998, but they began falling again early in 1999 as a result of further product tanker fleet expansion and weak oil demand in the Pacific region, notwithstanding signs of recovery of economic activity in the area. The adverse freight rate environment in the product tanker market is expected to persist in the short-term due to relatively high newbuilding deliveries for the balance of 1999 and a substantial draw of petroleum product inventories in the next few months. However, prospects for recovery in this tanker sector may be enhanced as newbuilding deliveries return to a moderate level next year. Furthermore, oil product import requirements are expected to increase in the three major world oil consuming areas (North America, Western Europe and the Pacific region) in the next few years as oil demand growth is expected to exceed refinery capacity in these areas.

  Suezmax Tankers

         Freight rates in the Suezmax market recovered somewhat in the first quarter of 1999 in relation to the preceding quarter, but subsequently fell in the second quarter to the lowest level in four years. This was the result of further OPEC and non-OPEC oil production cuts, the summer maintenance in the North Sea, unrest in West Africa and increasing competition from displaced VLCCs. The crude tanker market is expected to remain relatively weak in the near term due to high newbuilding deliveries unless there is substantial scrapping activity.

         The world tanker fleet totaled approximately 276.5 million dwt at mid-year 1999, the same as at the end of the first quarter, but up by 3.7 million dwt or 1.4% from the year-end 1998 level. At the same time, the tanker orderbook stood at 42.3 million dwt, or 15.3% of the existing fleet. Approximately 11.3 million dwt is scheduled for delivery in the second half of 1999, 20.1 million dwt in the year 2000 and most of the balance in the year 2001. The tanker orderbook includes 32 Suezmaxes of about 4.9 million dwt or 14.3% of the existing fleet, and 6.3 million dwt of product tankers or about 13.4% of the existing product tanker fleet.

         However, 90 Suezmax tankers of 12.4 million dwt or 36.4% of the existing Suezmax fleet, and 9.1 million dwt or 19.5% of the existing product tanker fleet were 20 or more years old at mid-1999. In addition, 101.1 million dwt or 36.6% of the total tanker fleet was 20 or more years old. The fall in tanker freight rates has led to increasing tanker scrapping activity and restraint in ordering new tonnage. Tanker sales for scrap totaled about 7.0 million dwt in the first half of 1999, more than double the tanker tonnage sold for scrap in the same period a year ago, while new orders totaled 5.4 million dwt. The sales for scrap include 15 VLCCs and seven Suezmaxes. The current tanker market weakness, the relatively high tanker orderbook, an expensive fifth special survey and stricter environmental regulations should accelerate deletions of the old tanker tonnage.

         Any improvement in freight rates in the crude as well as the product carrier market will be largely dependent upon the continuous improvement of economic activity in the Pacific region, as well as an increase in the rate of tanker scrappings in view of the relatively high tanker newbuilding deliveries expected in the balance of this year and in the year 2000.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30, 1998

         Net voyage revenues of $21.9 million for the six months and $9.1 million for three months ended June 30, 1999 increased by a net of $2.4 million and $2.7 million, respectively, from $19.5 million for the six months and $6.4 million for the three months ended June 30, 1998. The Crude oil fleet's net voyage revenues increased by $1.5 million in the six months and $0.4 million in the three months; the Product carrier fleet decreased by $1.6 million in the six months and $0.4 million in the three months, and other net voyage revenue increased by $2.4 million in the six months and $2.7 million in the three months. Increases in other net voyage revenues of approximately $2.3 million in both the six and three month periods are primarily related to management fee expense not specifically allocated to vessel expenses in 1998.

         Net voyage revenues for the three and six months ended June 30, 1999 and 1998 are as follows by market segments in which OMI primarily operates.

                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                              ---------------------     --------------------
                                                 1999        1998          1999       1998
                                               -------     -------       -------    -------
(in millions)
VOYAGE REVENUES:
  Crude Oil Fleet..........................    $  20.9     $  22.8       $  44.9    $  49.6
  Product Carrier Fleet....................        9.5        14.0          20.4       27.2
  All Other ...............................        0.1         0.0           0.2        0.0
                                               -------     -------       -------    -------
        Total..............................    $  30.5     $  36.8       $  65.5    $  76.8
                                               =======     =======       =======    =======
VESSEL AND VOYAGE EXPENSES: (1)
  Crude Oil Fleet (2)......................    $  15.8     $  18.1       $  31.1    $  37.3
  Product Carrier Fleet....................        5.5         9.6          12.2       17.4
  All Other................................        0.1         2.7           0.3        2.6
                                               -------     -------       -------    -------
        Total..............................    $  21.4     $  30.4       $  43.6    $  57.3
                                               =======     =======       =======    =======

NET VOYAGE REVENUES:
  Crude Oil Fleet..........................    $   5.1     $   4.7       $  13.8    $  12.3
  Product Carrier Fleet....................        4.0         4.4           8.2        9.8
  All Other                                        0.0        (2.7)         (0.1)      (2.6)
                                               -------     -------       -------    -------
        Total..............................    $   9.1     $   6.4       $  21.9    $  19.5
                                               =======     =======       =======    =======

----------
(1) Includes charter hire expenses.
(2) Excludes provision for loss on lease obligation of $6.2 million.

         Net changes are discussed as follows according to the two market segments (product carrier and crude oil) in which OMI primarily operates.

Product Carrier Fleet

         The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) at June 30, 1999 and 1998. Rates in the product market began to decline in the second half of 1997. To minimize decreases due to rate declines in the short-term, OMI placed three Panamaxes which previously carried clean products, into a marketing pool in November 1997, May 1998 and July 1998. Decreases in the product carrier fleet in the first half of 1999 pertain in part to two of the Panamaxes which were carrying clean products in the first half 1998 and are carrying crude oil (included in the crude oil fleet's operating results).

         During the six months ended June 30, 1999, the Company's handysize product tankers were employed in the spot market. However, effective May 1, 1999, the majority have been time chartered to a newly formed joint venture, IPC, described in the overview. Time charter rates from this venture reflect spot charter rates since they are adjusted periodically with pool profits. Similarly, three vessels are chartered to another joint venture. However, by September 1999, these vessels will also operate in the IPC pool.

         Net voyage revenues of $8.2 million decreased by a net of $1.6 million for the six months ended June 30, 1999 compared to $9.8 million in the same period in 1998. Decreases of approximately $1.4 million relate to two Panamaxes which are not included with the product carriers results in 1999. The remaining net decrease in net voyage revenue in 1999 compared to the same period in 1998 relates to spot rate fluctuations of the combined ten vessels. Offire relating to drydocks and other repairs were approximately the same number of days in both periods.

         Net voyage revenues of $4.0 million decreased by a net of $0.4 million for the three months ended June 30, 1999 compared to $4.4 million in the same period in 1998. The net decrease relates to spot rate fluctuations where half the vessels net voyage revenues increased offsetting a portion of the vessels which had lower net voyage revenues.


Crude Oil Tanker Fleet

         At June 30, 1999, the crude fleet consisted of eight wholly-owned vessels (seven Suezmaxes and one aframax) and three chartered-in Suezmaxes; all but one of the vessels is currently operating in the spot market. During July and August 1999, three wholly-own vessels classified on the Balance Sheet as held for sale at June 30, 1999 have been sold and one Suezmax and the aframax vessel currently remain as held for sale. Additionally, one of the three Panamax vessels was carrying crude oil in both the 1999 and comparable 1998 periods and the other other two Panamax vessels began carrying crude oil in May 1998 and July 1998. At June 30, 1998, OMI owned six Suezmaxes and one aframax and chartered-in four vessels. During 1998 and January 1999, four new Suezmax vessels were delivered (the first one June 1998), a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

         The COLUMBIA, a newly built Suezmax tanker, was delivered January 1999. The vessel operated in the spot market during the six months ended June 30, 1999 and at that date was sold in a sale/leaseback transaction. The COLUMBIA was bareboat chartered back to OMI in this transaction and continues to operate in the spot market.

         Net voyage revenues of $13.8 million generated by the crude tanker fleet increased a net of $1.5 million for the six months ended June 30, 1999 from $12.3 million for the six months ended June 30, 1998. The net increase in net voyage revenues can be attributed to increases of approximately $10.1 million primarily from two reasons: net voyage revenues earned from four Suezmax vessels (three delivered in the summer of 1998 and one delivered January 1999) and net voyage revenue from two Panamaxes that had been carrying clean products in the first half of 1998 were and carrying crude in the first half of 1999. Net voyage revenues were reduced by decreases in revenues of approximately $8.6 million relating primarily to lower rates in the spot market earned on the five vessels held for sale at June 30, 1999 (four 1970's built vessels and OMI's 1980's built aframax vessel) in comparison to the first quarter 1998 rates earned, resulting from various factors explained in the market overview and decreases in net voyage revenues earned by the four vessels chartered-in during the first half of 1998 as compared to earnings on two chartered-in vessels in the first half of 1999.

         Net voyage revenues of $5.1 million generated by the crude tanker fleet increased a net of $0.4 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998. The explanation for the net increase in net voyage revenues is the same as the six month explanations which primarily attributes the net increase to the increase in revenue from the delivery of the four new Suezmaxes offset by decreases in revenue earned from the five vessels held for sale at June 30, 1999.

OTHER OPERATING EXPENSES.

         The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of provision for loss on lease obligation, depreciation and amortization and general and administrative ("G & A") expenses. For the six and three months ended June 30, 1999, these expenses increased $7.8 million to $23.8 million for the six months ended June 30, 1999, from $16.0 million in 1998 and increased $6.7 million to $14.9 million for the three months ended June 30, 1999, from $8.2 million in 1998.

         The provision for loss on lease obligation of $6.2 was recorded at June 30, 1999 and relates to one of OMI's chartered-in vessels. During the Company's periodic review, it was determined that the current lease obligation for a vessel whose lease terminates September 2001 exceeded its undiscounted forecasted future net cash flows from operations. The loss was measured by the excess of the future lease payments as set forth in the lease agreement, over the vessels estimated forecasted future discounted cash flows over the lease term.

         Additional increases in operating expenses for both the six and three month periods relates to net increases in depreciation expense from the delivery of three Suezmax tankers in 1998 offset by the sale of a Suezmax tanker in August 1998. G & A expenses increased by $0.5 million during the six months ended June 30, 1999 compared to the same period in 1998 primarily because the G & A expenses during 1999 were actual expenses incurred as compared to an allocation for the period up to June 17, 1998 of Old OMI's G & A expenses to its foreign subsidiaries.

OTHER INCOME (EXPENSE).

         Other income (expense) consists of disposal/writedown of assets-net and interest expense-net for the periods presented. Net other expense increased by $28.0 million from $3.3 million during the first half of 1998 to $31.3 million for the six months ended June 30, 1999 and by $25.9 million from $1.7 million during the second quarter of 1998 to $27.6 million during the second quarter 1999.

         Losses and writedowns recorded at June 30, 1999 included in disposal of assets-net of $23.6 million relate to six vessels. During July 1999, OMI sold for scrap two Suezmax vessels built in 1974 and 1975. An aggregate loss of $6.9 million was recognized from the sale of these two vessels which were held for sale at their net realizable values on June 30, 1999. Three other vessels, two 1975 Suezmax tankers, one of which was sold August 1999, and one aframax vessel were also held for sale at June 30, 1999. These vessels were also held for sale at their fair values and an additional loss of $14.7 million was recognized. The COLUMBIA with a book value of $56.0 million was sold on June 30, 1999 for $54.0 million, a loss of $2.0 million was recognized.

         Net interest expense increased $4.4 million and $2.3 million in the six and three months ended June 30, 1999 in comparison to the same period in 1998. The additional interest expense was due to $146.8 million of borrowings and decreases in the capitalization of interest on construction in progress. During the second quarter $38.4 million was repaid including the repayment of the $37.5 million for the COLUMBIA loan.

EQUITY IN OPERATIONS OF JOINT VENTURES.

         Equity in operations of joint ventures decreased by $2.2 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and decreased $0.9 million for the three months ended June 30, 1999 compared to the same period in 1998. The decrease in both periods was primarily attributed to lower earnings for a
49.0 percent owned joint venture which operates one ULCC vessel that was in drydock during the first half of 1999 and decreased earnings from three other joint ventures related to declines in spot rates during 1999 compared to the first half of 1998, resulting from current market conditions.

         During 1999, the Company received an aggregate of $2.4 million in dividends from joint ventures, $1.9 million from Amazon Transport, Inc. and $0.5 million from White Sea Holdings Ltd.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         During the second quarter 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded for the six months ended June 30, 1999 as cumulative effect of change in accounting principle. The change in the Company's method of revenue recognition for voyages from the load-to-load basis to discharge-to-discharge basis is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with estimating location of the next load port under the load-to-load basis. Voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port.

BALANCE SHEET

         In January 1999, the Company took delivery of a newly constructed double hulled Suezmax tanker, the COLUMBIA. At December 31, 1998, there was a balance in Construction in Progress of $17.7 million relating to the COLUMBIA which was relieved in 1999. The COLUMBIA was then sold June 30, 1999 for $54.0 million in a sale/leaseback transaction. The $54.0 million proceeds reduced debt incurred in January 1999 of $35.0 million and OMI has a long-term note receivable for $6.0 million from the sale of the vessel. Additionally, the Company maintains $2.0 million in escrow and $4.0 million in a cash collateral account as required by the lease agreement (see Commitments). The aggregate $6.0 million is included in Other assets and deferred charges.

         Vessels held for sale of $16.8 million at June 30, 1999 comprises amounts relating to five vessels. There were decreases to Vessels of $75.8 million, Accumulated depreciation of $45.4 million, Other assets and deferred charges of $7.7 million related to the write-off of the remaining balances for vessels prepaid drydock and goodwill, $1.0 million accrued for selling expenses and decreases in retained earnings for the loss on disposal of assets of $21.7 million.

         Decreases in Investment and advances in joint ventures primarily relate to decreases in Investments in two joint ventures that paid dividends, as a return on investment in 1999.

         Advance time charter revenues and other liabilities increased $6.2 million for the provision of loss on lease obligation. This reserve will be amortized over the life of the lease obligation that expires September 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

         Cash and cash equivalents of $24.4 million at June 30, 1999 increased $1.7 million from cash and cash equivalents of $22.7 million at December 31, 1998. The Company's working capital of $11.7 million at June 30, 1999, increased $9.8 million from working capital of $1.9 million at December 31, 1998. Current assets increased $17.7 million primarily due to the vessels held for sale of $16.8 million. Current liabilities increased $7.8 million due to the increase in current portion of long-term debt, primarily for draw downs on a line of credit (see Financing Activities). Net cash provided by operating activities decreased $0.1 million to $10.4 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $10.5 million for the six months ended June 30, 1998 (see Results of Operations).

         The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $6.1 million for the six months ending June 30, 1999, a decrease of $53.9 million from cash used by investing activities of $60.0 million for the six months ending June 30, 1998. Cash used by investing activities decreased in 1999 primarily due to the delivery of the sale of the new Suezmax vessel the COLUMBIA for $54.0 million. Decreases in investing activities were partially offset by increases resulting from $14.5 million lower additions to vessels during the first six months in 1999 compared to 1998 due to fewer installment payments on vessels under construction in 1999 and increases in notes receivable of $9.0 million.

FINANCING ACTIVITIES


         Cash used by financing activities was $2.6 million for the six months ended June 30, 1999, compared to cash provided of $40.6 million for the six months ended 1998. In 1999, there were $89.0 million in principal payments on long-term and short-term debt and $86.5 million in proceeds from borrowings. These payments in 1999 included $49.0 million for short-term financing and working capital borrowings, $37.5 million for the COLUMBIA loan (sold in June
1999) and $2.5 million for required payments on two credit facilities. The proceeds in 1999 included $37.5 for the COLUMBIA (delivered in January 1999) and $49.0 for short-term financing and working capital borrowings.

         For the six months ended June 30, 1998, there were $22.6 million of principal payments on long-term and short-term debt and $63.8 million proceeds from the issuance of debt and borrowings. The payments in 1998 included $2.0 million for scheduled installments and $20.6 million for the payment of a loan balance that was refinanced. The proceeds in 1998 included $35.8 million drawn down for the delivery of a new Suezmax tanker in June, $16.0 to refinance two Panamax vessels and $12.0 million for working capital.

         Currently, OMI has four credit facilities and two lines of credit ("LOC") aggregating $376.2 million of which $120.7 million is available. At June 30, 1999, these facilities/LOCs aggregated $382.2 million, $237.3 million was outstanding and $144.9 million was available at that date. One facility with a commitment of $105.5 million was assumed from Old OMI, and the remaining facilities/LOCs aggregating $276.7 million at June 30, 1999, were secured subsequent to the spin-off.

         During December 1998, the Company entered into an agreement for a $60.0 million revolving LOC to finance, on an interim basis, the acquisition of vessels. The facility bears interest at LIBOR plus a margin ranging from 55-80 basis points based on the Company's funded debt to capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37.5 million to finance the Suezmax vessel delivered. The vessel was sold on June 30, 1999 and the $37.5 million was repaid in the second quarter. In July 1999, $21.2 million was drawn down to finance the delivery of the new product tanker.

         In February 1999, OMI entered into a $25.0 million revolving line of credit to be used for working capital and other general corporate purposes. The line of credit bears interest at LIBOR plus a margin that varies with facility use, but not greater than 1.75%. In July 1999, this line of credit was reduced to $19.0 million because two of the five vessels that were collateral for this line, were sold. On June 30, 1999, the outstanding balance was $17.0 million, and in July, $3.0 million was repaid.

         The Company has a credit facility, which was assumed from Old OMI. At June 30, 1999, the commitment was $105.5, and the outstanding loan was $90.1 million. The facility bears interest at LIBOR plus a margin ranging from 60-95 basis points, which is computed based on OMI s funded debt to equity ratio and interest coverage ratio. The agreement, as amended, expires in April 2002 and provides for four semi-annual reductions of $8.9 million from the remaining commitment beginning April 2000. As long as the available balance of the credit facility exceeds the outstanding loan balance, and the collateral tests are met, current amortization is not required.

         During June and July 1998, the Company entered into three new secured revolving credit agreements to refinance two Panamax tankers, three Suezmax tankers and two product carriers when delivered. On April 30, 1999, the amount available under the facilities increased by $33.5 million for a new Suezmax tanker to be delivered in May 2000. As of June 30, 1999, the total available commitment was $191.7 million, and the outstanding balance was $121.2 million. The facilities bear interest at LIBOR plus a margin ranging from 0.65%-1.00%.

         Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long- term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. At June 30, 1999, the Company was in compliance with all its financial covenants.

         The Company believes that the actions it has taken in the last year and continues to do currently to improve its liquidity and financial position will give the Company greater financial flexibility to fund its vessel acquisition program and finance its other cash needs.

OTHER COMMITMENTS

         The Company has two remaining construction contracts with the same yard for one product carrier with expected capitalized costs at delivery in September 1999 of $28.5 million and one Suezmax carrier with an expected capitalized cost of $51.0 million scheduled to be delivered in 2000. As of June 30, 1999, total capitalized costs for the two vessels aggregated $16.5 million. At June 30, 1999, $6.5 million in capitalized costs was included on the balance sheet for a product carrier delivered in July for approximately $28.5 million (see Financing Activities).

         The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account will be replaced by a stand by letter of credit, which will increase by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit will serve as additional collateral for the Company's obligation under the lease.

         OMI acts a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $14.3 million at June 30, 1999 with OMI's guaranty of such debt being approximately $7.1 million.

         The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. As of June 30, 1999, OMI has advanced an aggregate of $0.8 million in the form of non-interest bearing loans to cover operating expenses for a joint venture formed in 1997. At June 30, 1999, no other such deficiencies have been funded.

AGREEMENTS

         As part of the Distribution, OMI is party to certain agreements with Marine Transport Corporation ("MTC'), including the following:

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

         Tax Cooperation Agreement-Prior to the Distribution, OMI and MTC entered into a Tax Cooperation Agreement which sets forth each party's rights and obligations with respect to federal, state, local and foreign taxes for periods prior and after the Distribution and related matters such as the filing of tax returns and the conduct of audits and other proceedings. In general, the Tax Cooperation Agreement provides that OMI will be liable for taxes and be entitled to refunds for each period covered by any such return which are attributable to OMI and its subsidiaries and that MTC will be liable for and be entitled to refunds for each period covered by such return which are not attributable to OMI or OMI subsidiaries. Though valid as between the parties thereto, the Tax Cooperation Agreement is not binding on the IRS and does not alter either party s tax liability to the IRS.

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

         The Company developed a plan that outlines the Company's procedures to become Y2K compliant which was approved in November 1998 by senior management of OMI, as well as the Board of Directors. An oversight committee was formed which includes members of senior and technical management who meet on a monthly basis with the Company's Information Services team. The procedures in the plan or the Project, address the following: identification of inventory and assessment as to its Y2K readiness, remediation strategies and remediation costs. The Company has had formal communications with vendors and other customers which the Company does business with, to determine the extent to which the Company is vulnerable to those third parties failure to remedy their own Y2K issue. The Company cannot predict the outcome of other companies remediation efforts. The Project included procedures for fixing critical systems using a combination of replacements and upgrades.

         The Company identified and scheduled a sufficient number of qualified personnel to accomplish the Project objectives and established a process for monitoring its progress against the Y2K plan in accordance with a timetable of expected completion dates for the various phases of the Project.

         The Company's critical systems and products are substantially Y2K compliant as of August 1999. Currently, a Y2K accounting system has been implemented and substantially all of the ship hardware which has been identified is year 2000 compliant.

COSTS

         The Y2K Project includes approximately costs of $0.2 million related to financial systems. The cost that relates to fixture of ships software and hardware has been minimal. Additionally, the Company paid $0.3 million, not included in the estimated budget for financial systems, towards new financial applications implementation which included the hardware, software and support fees.

         Based on responses received from vendors, to date, the Company is not aware of any significant investments in assets that are not Y2K compliant.

         There can be no guarantee that the costs incurred to date will be the final actual results, which could differ from what has been anticipated. Based on its current estimates and information currently available, the Company does not anticipate that costs associated with this Project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

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

         The Company does not anticipate that any of their critical and non-critical systems will not be Y2K compliant. There are no critical and unique high volume systems for which a contingency plan may not be possible. Further, if the computer system would go down, the Company plans to revert to manual procedures, which will be reviewed and tested during 1999.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

         The company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt and related interest rate swaps. At June 30, 1999, the majority the $244.7 million debt was floating rate debt, which totaled $237.3 million. A one percent increase in the floating rate would increase interest expense by $2.4 million per year.

         The fixed rate debt on the balance sheet and the fair market value were $7.4 million as of June 30, 1999. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.3 million.

         The Company has an interest rate swap agreement to manage its expose with interest rates by locking in fixed interest rate from floating rates. At June 30, 1999, there was one swap with at notional principal of $10.0, and it would cost approximately $0.2 million to terminate the agreement.

                           PART II: OTHER INFORMATION



ITEM 1 -- LEGAL PROCEEDINGS


          None.



ITEM 2 -- CHANGES IN SECURITIES


          None.



ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES


          None.



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          None.



ITEM 5 -- OTHER INFORMATION


          None.



ITEM 6 -- EXHIBIT AND REPORTS ON FORM 8-K


          a.  EXHIBITS

              27 OMI Corporation - Financial Data Schedule, dated June 30, 1999.


          b.  REPORTS ON FORM 8-K


              As filed on July 1, 1999

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 OMI CORPORATION


         ---------------------------------------------------------------
                                  (REGISTRANT)





DATE:   AUGUSt 13, 1999                  BY:/s/ CRAIG H. STEVENSON, JR.
                                            ------------------------------------
                                            Craig H. Stevenson, Jr.
                                            President, Chairman of the Board
                                            and Chief Executive Officer





DATE:   AUGUST 13, 1999                  BY:/S/ VINCENT DE SOSTOA
                                            ------------------------------------
                                            Vincent De Sostoa
                                            Senior Vice President and
                                            Chief Financial Officer