Form 10-Q
period 1999-09-30
OMI CORP/M I
filed 1999-11-12
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T
================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the period from _______________ to  _______________

                             Commission File Number

                                    001-14135

                                OMI CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Marshall Islands                       52-2098714
      --------------------------------         -------------------
         (State or other jurisdiction           (I.R.S. Employer
         incorporation or organization)         Identification No.)

      One Station Place, Stamford, CT                06902
      --------------------------------         -------------------
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

                  Yes |X|          No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1999:

            Common Stock, par value $0.50 per share 41,647,387 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of
            Operations (unaudited) for the three months and nine months
            ended September 30, 1999 and 1998                                  3

          Condensed Consolidated Balance Sheets-
            September 30, 1999 (unaudited) and December 31, 1998               4

          Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the year ended December 31, 1998
            and the (unaudited) nine months ended September 30, 1999           5

          Condensed Consolidated Statements of Cash Flows (unaudited) for
            the nine months ended September 30, 1999 and 1998                  6

          Notes to Condensed Consolidated Financial
            Statements (unaudited)                                             7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     14

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                       26

PART II:  OTHER INFORMATION                                                   27

SIGNATURES                                                                    28

                        OMI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   FOR THE THREE           FOR THE NINE
                                                      MONTHS                  MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 1999         1998        1999          1998
                                              ---------    ---------    ---------    ---------
Revenues                                      $  25,771    $  38,124    $  91,284    $ 114,983
                                              ---------    ---------    ---------    ---------
Operating Expenses:
  Vessel and voyage                              14,990       19,261       51,775       62,223
  Charter hire                                    4,696        6,033       11,479       20,411
  Depreciation and amortization                   5,627        6,438       17,944       17,820
  Provision for loss on lease
   obligation (Note 10)                              --           --        6,229           --
  General and administrative                      2,299        2,203        7,528        6,841
                                              ---------    ---------    ---------    ---------
    Total operating expenses                     27,612       33,935       94,955      107,295
                                              ---------    ---------    ---------    ---------
Operating (loss) income                          (1,841)       4,189       (3,671)       7,688
                                              ---------    ---------    ---------    ---------
Other Income (Expense):
  Gain (loss) on disposal/write down
   of assets-net (Notes 11 and 12)                   92        6,625      (23,574)       6,625
  Loss on disposal/write down of
   joint venture investments                     (1,114)           -       (1,114)           -
  Interest expense-net                           (4,010)      (2,759)     (11,668)      (6,041)
  Other                                              --       (1,010)          --       (1,010)
                                              ---------    ---------    ---------    ---------
    Net other (expense) income                   (5,032)       2,856      (36,356)        (426)
                                              ---------    ---------    ---------    ---------
(Loss) income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle                 (6,873)       7,045      (40,027)       7,262
Benefit for income taxes                             --           --           --       37,158
                                              ---------    ---------    ---------    ---------
(Loss) income before equity in
  operations of joint ventures
  and cumulative effect of change in
  accounting principle                           (6,873)       7,045      (40,027)      44,420
Equity (loss) in operations of joint
  ventures                                         (246)         998         (257)       3,162
                                              ---------    ---------    ---------    ---------
(Loss) income before cumulative effect
  of change in accounting principle              (7,119)       8,043      (40,284)      47,582
Cumulative effect of change in
  accounting principle (Note 9)                      --           --        2,729           --
                                              ---------    ---------    ---------    ---------
Net (loss) income                                (7,119)       8,043      (37,555)      47,582
Other comprehensive income:
  Reversal of deferred income taxes
   on cumulative translation adjustment              --           --           --        2,530
                                              ---------    ---------    ---------    ---------
Comprehensive (loss) income                   $  (7,119)   $   8,043    $ (37,555)   $  50,112
                                              =========    =========    =========    =========

Basic (loss) earnings per common share:
  (Loss) income before cumulative effect
   of change in accounting principle          $   (0.17)   $    0.19    $   (0.97)   $    1.11
  Net (loss) income                           $   (0.17)   $    0.19    $   (0.90)   $    1.11
Diluted (loss) earnings per common share:
  (Loss) income before cumulative effect
   of change in accounting principle          $   (0.17)   $    0.19    $   (0.97)   $    1.10
  Net (loss) income                           $   (0.17)   $    0.19    $   (0.90)   $    1.10


            See notes to condensed consolidated financial statements

                         OMI CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                   -------------    ------------
                                                   (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents:
  1999-$11,651; 1998-$10,166                         $ 14,654        $ 22,698
 Receivables:
   Traffic                                              7,975          12,842
   Other                                                8,407           2,733
 Vessels held for sale (Note 11)                        8,420              --
 Prepaid expenses and other current assets              4,062           8,822
                                                     --------        --------
     Total current assets                              43,518          47,095
                                                     --------        --------
Vessels, construction in progress
  and other property:
Vessels and other property                            526,612         544,447
Construction in progress                               10,579          34,733
Less accumulated depreciation                         122,643         150,585
                                                     --------        --------
Vessels, construction in progress
  and other property-net                              414,548         428,595
                                                     --------        --------
Investments in, and advances to joint ventures         22,031          25,507
Notes receivable                                       15,392           6,604
Other assets and deferred charges                      21,721          22,326
                                                     --------        --------
Total                                                $517,210        $530,127
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  5,248        $  2,520
  Accrued liabilities:
    Voyage and vessel                                   7,233          11,438
    Interest                                            2,379           4,007
    Other                                               1,183           2,571
  Deferred gain on sale of vessels                      3,151           3,151
  Current portion of long-term debt (Note 2)           25,928          21,494
                                                     --------        --------
     Total current liabilities                         45,122          45,181
                                                     --------        --------
Advance time charter revenues and other
 liabilities                                            8,266           3,496
Deferred gain on sale of vessels                        5,151           7,514
Deferred income taxes payable (Note 4)                  3,100           3,100
Long-term debt (Note 2)                               247,863         225,653
Stockholders' equity                                  207,708         245,183
                                                     --------        --------
Total                                                $517,210        $530,127
                                                     ========        ========

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


                                                                                                                      Accumulated
                                                                                  Net                    Retained        Other
                                             Common  Stock        Capital    Intercompany    Treasury    (Deficit)   Comprehensive
                                            Shares   Amount       Surplus     Transaction      Stock     Earnings        Income
                                            ------   ------       -------    ------------    --------    --------    -------------
Balance as of January 1, 1998               43,066  $ 21,533    $ 243,062     $ 39,503                   $ (25,452)   $ 4,912

Comprehensive income:
  Net income                                                                                                42,917

  Reversal of deferred income taxes on
   cumulative transaction adjustment                                                                                    2,530

Comprehensive income

Capital distribution of net intercompany
 account balance with parent                                      (76,119)

Net intercompany transactions                                                    1,337

Capital distribution of net intercompany
 transactions with parent                                          40,840      (40,840)

Exercise of stock options                       50        25          (25)

Issuance of common stock                       560       280         (280)
Purchase of treasury stock                                                                   $ (9,040)
                                            ------  --------    ---------     --------       ---------   ----------   -------
Balance at December 31, 1998                43,676    21,838      207,478           --         (9,040)      17,465      7,442

Comprehensive loss:
  Net loss                                                                                                 (37,555)
  Net change in valuation account
Comprehensive loss

Issuance of common stock                        48        24           56
                                            ------  --------    ---------     --------      ---------    ----------   -------
Balance at September 30, 1999               43,724  $ 21,862    $ 207,534           --      $ (9,040)    $ (20,090)   $ 7,442
                                            ======  ========    =========     ========      =========    ==========   =======

                                                                     Total
                                                  Comprehensive    Stockholders'
                                                     Income          Equity
                                                  -------------    ------------
Balance as of January 1, 1998                                      $ 283,558

Comprehensive income:
  Net income                                       $ 42,917           42,917

  Reversal of deferred income taxes on
   cumulative transaction adjustment                  2,530            2,530
                                                   --------
Comprehensive income                               $ 45,447
                                                   ========

Capital distribution of net intercompany
 account balance with parent                                         (76,119)

Net intercompany transactions                                          1,337

Capital distribution of net intercompany
 transactions with parent                                                 --

Exercise of stock options                                                 --

Issuance of common stock                                                  --
Purchase of treasury stock                                            (9,040)
                                                                   ---------
Balance at December 31, 1998                                         245,183

Comprehensive loss:
  Net loss                                         $(37,555)         (37,555)
  Net change in valuation account                        --
                                                   --------
Comprehensive loss                                 $(37,555)
                                                   ========
Issuance of common stock                                                  80
                                                                   ---------
Balance at September 30, 1999                                      $ 207,708
                                                                   =========

See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                            1999         1998
                                                          ---------    --------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net (loss) income                                         $ (37,555)   $ 47,582
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle     (2,729)         --
     Decrease in deferred income taxes                           --     (39,850)
     Depreciation and amortization                           17,944      17,820
     Net intercompany transactions                               --       1,337
     Loss (gain) on disposal of assets-net                   23,574      (6,625)
     Loss on disposal/write down of joint ventures            1,114          --
     Amortization of deferred gain on sale of vessel         (2,363)     (2,363)
     Provision for loss on lease obligation-net of
       amortization                                           5,537          --
     Equity (loss) in operations of joint ventures
       over dividends received                                2,193      (1,202)
  Changes in assets and liabilities:
     Increase (decrease) in receivables and other
       current assets                                         7,761        (159)
     Advances to joint ventures - net                          (355)       (144)
     Increase in other assets and deferred charges             (658)     (2,651)
     (Decrease) increase in accounts payable and
       accrued liabilities                                   (4,493)      8,770
     Increase (decrease) in advance time charter
       revenues and other liabilities                           472      (2,367)
     Payable to Parent-net                                       --      (3,217)
                                                          ---------    --------
Net cash provided by operating activities                    10,442      16,931
                                                          ---------    --------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Proceeds from disposition of vessels and other property     62,152      45,030
 Additions to vessels and other property                    (89,804)   (140,215)
 Investment in joint ventures                                (1,794)         --
 Proceeds from notes receivable                                 212          --
 Issuance of notes receivable                                (9,000)         --
 Other                                                       (6,756)       (261)
                                                          ---------    --------
Net cash used by investing activities                       (44,990)    (95,446)
                                                          ---------    --------
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from long-term and short-term debt                133,698     154,300
 Payments on long-term and short-term debt                 (107,054)    (74,270)
 Purchase of treasury stock                                      --      (8,888)
 Issuance of common stock                                        80          --
 Payments for debt issue costs                                 (220)       (871)
                                                          ---------    --------
Net cash provided by financing activities                    26,504      70,271
                                                          ---------    --------
Net decrease in cash and cash equivalents                    (8,044)     (8,244)
Cash and cash equivalents at beginning of year               22,698      30,608
                                                          ---------    --------
Cash and cash equivalents at end of period                $  14,654    $ 22,364
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

Note 2 - Credit Facilities and Loan Agreements

As of September 30, 1999, the Company's debt and credit arrangements consisted of the following:

                                                             Outstanding
(in thousands)                                                  Balance
                                                             -----------
Fixed rate unsecured notes:
7% Convertible Note due February 2004                   (A)    $ 2,744
10.25% Senior Notes due November 2003                            4,357
Floating rate credit facilities:
Due April 2002                                                  99,090
Due June 2003                                                   12,000
Due September 2009                                      (B)     16,000
Due August 2008                                                 71,500
Due June 2008                                                   36,900
Floating rate revolving lines of credit:
Due December 1999                                       (C)     21,200
Due February 2000                                       (D)     10,000
                                                               -------
Total                                                          273,791

Less current portion of long-term debt                          25,928
                                                               -------
Long-term debt                                                $247,863
                                                              ========

(A) The 7% Convertible Note is convertible into 372,100 shares at $7.375 per share.

(B) During September 1999, $16,000,000 was drawn down under this facility to finance the ISERE, a new product carrier delivered September 15, 1999.

(C) On July 15, 1999, $21,200,000 was drawn down to finance the SEINE, a new product tanker delivered July 19, 1999. The line of credit may be renewed annually subject to bank approval.

(D)   The line of credit may be renewed annually subject to bank approval.

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

      As of September 30, 1999, the Company is not in compliance with certain of its covenants. The Company remains current on all principal and interest payments. Its lenders have presented an indicative term sheet, the effect of which is a revision of covenants, acceptable to the Company, and to increase interest rate margins and reduce principal amortization. Documentation is expected to be completed by year-end.

Interest Rates

      The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates range from 0.60% to 1.05% above London Interbank Offering Rate ("LIBOR") on the credit facilities and from 1.00% to 1.75% above LIBOR for the lines of credit.

Security

      At September 30, 1999, vessels, vessels held for sale and shares in a joint venture with an aggregate net book value of $418,237,000 have been pledged as collateral for debt agreements.

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

      The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:


                                                     For The             For The
                                                   Three Months         Nine Months
                                               Ended September 30,  Ended September 30,
                                               -------------------  -------------------
                                                 1999       1998      1999       1998
                                               --------   --------  --------   --------
(in thousands, except per share
 amounts)
Basic earnings per share:
 Weighted average common shares
   outstanding ..........................        41,647   42,837   41,635      43,030
                                                =======   ======  =======     =======
Diluted earnings per share:
 Weighted average common shares
  outstanding ...........................        41,647   42,837   41,635      43,030
 7 % convertible Note ...................            --       --       --          --
 Options ................................            --      276       --         276
                                                -------   ------  -------     -------
Weighted average common shares-
 diluted ................................        41,647   43,113   41,635      43,306
                                                =======   ======  =======     =======
Basic (loss) earnings per common share:
 (Loss) income before cumulative effect
  of change in accounting principle .....       $ (0.17)  $ 0.19  $ (0.97)    $  1.11
 Cumulative effect of change in
  accounting principle ..................            --       --     0.07       --
                                                -------   ------  -------     -------
 Net (loss) income per common share .....       $ (0.17)  $ 0.19  $ (0.90)    $  1.11
                                                =======   ======  =======     =======
Diluted (loss) earnings per common share:
 (Loss) income before cumulative effect
  of change in accounting principle .....       $ (0.17)  $ 0.19  $ (0.97)    $  1.10
 Cumulative effect of change in
  accounting principle ..................            --       --     0.07          --
                                                -------   ------  -------     -------
 Net (loss) income per common share .....       $ (0.17)  $ 0.19  $ (0.90)    $  1.10
                                                =======   ======  =======     =======


The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the the computation of diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 because the effect was antidilutive.

Note 4 - Income Taxes

As of the Distribution date of June 17, 1998, OMI Corporation is no longer subject to U.S. taxes on its shipping income.

The benefit for income taxes on income varies from the statutory rates as follows:

                                                              For The Period
                                                               Ended June 17,
                                                            -------------------
(in thousands)                                                    1998
                                                               ----------
Provision calculated at
 statutory rates                                               $    1,204
Reversal of deferred income taxes                                 (38,887)
Adjustment for equity in operations
 of certain joint ventures                                            525
                                                               ----------
Benefit for income taxes                                       $  (37,158)
                                                               ==========

      For the period ended June 17, 1998, the Company did not provide deferred income taxes on its equity in the undistributed earnings of foreign corporate joint ventures accounted for under the equity method other than Amazon Transport, Inc. ("Amazon") and White Sea Holdings Ltd. ("White Sea"). These earnings are considered by management to be invested in the business for an indefinite period.

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

Note 5 - Supplemental Cash Flow Information

      Cash payments include interest of approximately $14,661,000 and $5,146,000 for the nine months ended September 30, 1999 and 1998, respectively.

Note 6 - Joint Venture Information

      Amazon and White Sea are both 49.0 percent owned by the Company and are accounted for using the equity method. Summarized income statement information for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                         For The Three                             For the Nine
                                   Months Ended September 30,               Months Ended September 30,
                          ---------------------------------------   --------------------------------------
                                 Amazon             White Sea             Amazon             White Sea
                          ---------------------------------------   --------------------------------------
                            1999       1998      1999       1998      1999      1998      1999       1998
                          --------   --------  --------   --------  --------   -------   -------   -------
(in thousands)
Revenues                  $ 2,297    $ 4,101   $ 1,067    $ 2,280   $ 5,854    $12,101   $ 4,568   $ 7,357
Expenses                    2,545      2,677     1,578      1,709     6,486      7,683     4,174     5,619
                          -------    -------   -------    -------   -------    -------   -------   -------
Operating (loss) income   $  (248)   $ 1,424      (511)   $   571   $  (632)   $ 4,418   $   394   $ 1,738
                          =======    =======   =======    =======   =======    =======   =======   =======
Cumulative effect
 of change in
 accounting principle          --         --        --         --        --         --   $   245        --
                          =======    =======   =======    =======   =======    =======   =======   =======
Net income (loss)         $  (242)   $ 1,518   $  (493)   $   620   $  (477)   $ 4,630   $   687   $ 1,799
                          =======    =======   =======    =======   =======    =======   =======   =======


On September 29, 1999, OMI sold its 49 percent share in its White Sea joint venture for approximately $2,438,000, of which $1,560,000 cash was received in October 1999. A loss of $815,000 was recorded from the sale in September 1999.

In the third quarter, the Company wrote down $299,000 of its investment in the OMI-Heidmar joint venture, which will dissolve in June 2000.

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

      The following is a summary of the operations by major operating segments:

                                          For the Three        For The Nine
                                            Months                Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------

 (in thousands)                         1999      1998       1999       1998
                                      --------  --------   --------   --------
Total Revenues:
  Crude Oil Tanker Fleet............  $17,074   $ 26,206   $ 62,033   $ 75,821
  Product Carrier Fleet.............    8,644     11,892     29,014     39,124
  Other.............................       53         26        237         38
                                      --------  --------   --------   --------
   Total............................  $ 25,771  $ 38,124   $ 91,284   $114,983
                                      ========  ========   ========   ========

(Loss) income before income taxes,
  equity in operations of joint
  ventures and cumulative effect of
  change in accounting principle:
  Crude Oil Tanker Fleet.........(1)  $(2,393)  $ 8,383    $(31,609)  $ 13,609
  Product Carrier Fleet.............     (765)     (303)       (228)     1,609
  General and administrative expense
   not allocated to vessels.........   (1,565)     (692)     (4,996)    (3,145)
  Other.............................   (2,150)     (343)     (3,194)    (4,811)
                                      --------  --------   --------   --------
   Total............................  $(6,873)  $  7,045   $(40,027)  $  7,262
                                      =======   ========   ========   ========

(1)   For the three and nine months ended September 30, 1999, operating income
      (loss) for the crude oil fleet includes a provision for loss on lease obligation of $6,229,000 (see Note 10) and includes the estimated loss on disposals/write down of vessels of $23,574,000 (see Notes 11 and 12). For the three and nine months ended September 30, 1998, income before income taxes and equity in operations of joint ventures includes a gain on sale of a vessel of $6,625,000 and adjustments to expense for a vessel sold of $1,010,000.

      During the three and nine months ended September 30, 1999 and 1998, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the fair value of the vessels collateralizing the debt. For the period ended June 17, 1998, general and administrative expense included in determining income before income tax and equity in operations of joint ventures includes an allocation of costs of corporate administrative services provided by the Company's parent prior to the spin-off. The foreign segments were charged a fixed amount per month per vessel for vessel management and accounting activities and was charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating were reasonable.

Note 8 - Guarantees and Other Commitments

      OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $13,450,000 at September 30, 1999 with OMI's guaranty of such debt being approximately $6,725,000.

      The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At September 30, 1999, no such deficiencies have been funded.

Note 9 - Change in Accounting Principle

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

      The three and nine months ended September 30, 1998 were previously presented using the LL method of accounting for voyages. Pro forma amounts for these periods assuming DD had been retroactively applied are summarized as follows:

For the periods ended September 30, 1998:          Three Months      Nine Months
(in thousands)                                     ------------      -----------

Net income                                           $ 7,466          $ 46,515
                                                     =======          ========
Basic earnings per share:
Net income                                           $  0.17          $   1.08
                                                     =======          ========
Diluted earnings per share:
Net income                                           $  0.17          $   1.07
                                                     =======          ========

Note 10 - Provision for Loss on Lease Obligation

      During June 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that the current lease obligation for a vessel whose lease terminates September 2001 exceeded its undiscounted forecasted future net cash flows from operations. The loss was measured by the excess of the future lease payments, as set forth in the lease agreement, over the vessels estimated forecasted future cash flows over the lease term. It was determined that an impairment loss for the lease should be recognized, and a provision of $6,229,000 was recorded in June 1999. The loss is reported as a separate item in the Condensed Consolidated Statements of Operations.

Note 11 - Vessels Held for Sale

      As of September 30, 1999, there were two vessels, a 1975 Suezmax tanker and a 1980 aframax vessel, held for sale. These vessels were written down in June 1999 to their estimated market values, and the loss was included in the loss on disposal/write down on assets at that time. In November 1999, the Company contracted to sell the 1975 Suezmax for scrap, and it intends to sell the aframax within a year.

      As a result of the current market condition and estimated losses on the disposal of certain vessels, the Company re-evaluated the carrying value of its remaining vessels under the provisions of FAS 121 and concluded that no further write downs were necessary.

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

      Under the agreement, the Company is responsible for operating expenses and is required to maintain $2,000,000 in escrow over the lease term, and a cash collateral account initially of $4,000,000 which was replaced by a stand by letter of credit in September 1999, which will increase by $750,000 per quarter in the first year and by $500,000 per quarter in the second year to a maximum of $9,000,000. The letter of credit will serve as additional collateral for the Company's obligation under the charter.

      The SEINE and the ISERE, two new product tankers, were delivered in July and September 1999, respectively. Both vessels immediately went on time charter for two year periods.

      OMI has contracted for one additional 156,000 deadweight ton ("dwt") double-hulled Suezmax tanker to be delivered in 2000 with an expected cost of $51,000,000.

      On October 29, 1999, OMI agreed to acquire from Mega Tankers ASA of Oslo, a Suezmax tanker currently under construction. The purchase price of the vessel is $46,120,000. The Company will issue to the seller up to 6,300,000 shares of OMI common stock valued at $2.50 per share in the fourth quarter. The Company has agreed that to the extent $2.50 per share exceeds the highest of (a) $2.00 per share, (b) the average closing price of its stock from the date following the execution of the agreement by both parties to the date of closing and (c) the average closing price of its stock for the last five closing days where at least 100,000 shares have traded ending on January 31, 2001, it will compensate the sellers for the difference. In the event the stock trades for at least $2.50 for five consecutive 100,000-or-more-share trading days, the Company will have no further obligation to reimburse the sellers (provided it was lawful for the sellers to trade shares publicly at that time). OMI may pay any amounts (at OMI's option) described in this paragraph with cash, shares at the then current price or shares valued at net asset value of OMI shares as determined by an independent party. The vessel is expected to be delivered in March 2000.

      In July and August 1999, three Suezmax vessels, two built in 1975 and one built in 1974, were sold for scrap. These vessels were written down to their estimated net realizable value in the quarter ended June 30, 1999.

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

      The Company's net loss was $7.1 million for the quarter ended September 30, 1999 or $0.17 basic loss per share. The quarter loss includes loss on disposal/write down of joint venture investments of $1.1 million. Net loss for the nine months ended September 30, 1999 was $37.6 million or $0.90 basic loss per share after income from the cumulative effect of change in accounting principle of $2.7 million or $0.07 per basic earnings per share. The 1999 year to date net loss includes loss on disposal/write down of vessels of $23.6 million, a provision for loss on lease obligation of $6.2 million and the $1.1 million loss on joint venture investments. Net income for the quarter and nine months ended September 30, 1998 was $8.0 million or $0.19 basic earnings per share and $47.6 million or $1.11 basic earnings per share, respectively. Net income in the third quarter 1998 included a gain on the disposal of a vessel of $6.6 million, and net income for the nine months ended September 30, 1998 included a reversal of deferred income taxes in the amount of $38.9 million. In connection with the Distribution described above, OMI became a decontrolled corporation and its shipping income is no longer subject to United States federal income tax.

OMI's Fleet

      OMI's fleet comprises 25 vessels. OMI has concentrated its fleet in two classes of vessels, Suezmax and product tankers. OMI has been implementing its plan for fleet renewal with the delivery of four new Suezmax vessels in June, July and August of 1998 and January 1999, and two to be delivered in 2000 (including the Suezmax tanker described below). During

July and September 1999, two 35,000 dwt. product carrier newbuildings were delivered. These product carriers are time chartered for two year periods.

      The Company's fleet comprises four wholly-owned Suezmax tankers, three chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), one aframax, three Panamax product tankers (currently carrying crude oil), twelve handysize product carriers transporting clean products and one jointly owned drybulk carrier.

Recent Activities

      On October 29, 1999, OMI agreed to acquire from Mega Tankers ASA of Oslo, a Suezmax tanker currently under construction. The purchase price of the vessel is $46.1 million. The Company will issue to the seller up to 6,300,000 shares of OMI common stock valued at $2.50 per share in the fourth quarter. The Company has agreed that to the extent $2.50 per share exceeds the highest of (a) $2.00 per share, (b) the average closing price of its stock from the date following the execution of the agreement by both parties to the date of closing and (c) the average closing price of its stock for the last five closing days where at least 100,000 shares have traded ending on January 31, 2001, it will compensate the sellers for the difference. In the event the stock trades for at least $2.50 for five consecutive 100,000-or-more-share trading days, the Company will have no further obligation to reimburse the sellers (provided it was lawful for the sellers to trade shares publicly at that time). OMI may pay any amounts (at OMI's option) described in this paragraph with cash, shares at the then current price or shares valued at net asset value of OMI shares as determined by an independent party. The vessel is expected to be delivered in March 2000.

      On September 29, 1999, OMI sold its 49 percent share in its White Sea Holdings, Inc. ("White Sea") joint venture for approximately $2.4 million. The loss on the disposal of the joint venture of $0.8 million was recorded in September 1999. In addition, during the third quarter, OMI agreed with its partner to terminate the OMI-Heidmar joint venture effective June 2000. This venture operates a pool of product tankers which OMI time chartered three of its vessels up until September 1999. A write down of $0.3 million was recognized in the third quarter 1999 relating to OMI's portion of non-recoverable investments in joint venture assets.

      On July 19, 1999 and September 15, 1999, the SEINE and the ISERE, two product tanker newbuildings were delivered at an approximate cost of $28.5 million each. Both vessels are time chartered for two years periods. During January 1999, the Company took delivery of a Suezmax newbuilding, the COLUMBIA, and on June 30, 1999, the Company completed a sale/leaseback of this vessel for $54 million.

      As a result of market conditions, as well as new tonnage entering the market, OMI is disposing of its older Suezmax vessels and less competitive vessels. By doing this, the Company will be better able to focus its capital on areas where its resources can provide higher returns. During July and August 1999, OMI sold three Suezmax vessels built in the mid-1970's. These three vessels were held for sale at their net realizable values on June 30, 1999. A 1975 built Suezmax tanker and a 1980 built aframax vessel were also held for sale at their fair values at June 30, 1999. The Company has entered into an agreement to sell the remaining Suezmax tanker vessel for scrap and the aframax tanker is expected to be disposed of within a year.

      An additional non-recurring item included in the second quarter operating loss is a provision for loss on one of the Company's chartered-in vessels. An accounting adjustment was required because the projected estimated future revenue rates were less than the lease obligation for the vessel.

Market Alliances

      OMI has concentrated its fleet in two classes of vessels, Suezmax and product tankers. Currently, rates for both classes of vessels are below historical levels resulting from the imbalance of the supply and demand for crude oil and refined products and various factors detailed in the Market Overview.

      The Company believes that concentrations in two fleets will have certain strategic advantages. The Company has identified the advantages of owning a large modern Suezmax fleet and has been implementing strategies to maximize such advantages. First, the fleet will be more attractive to large customers by providing better scheduling opportunities. A large fleet also provides opportunities to obtain contracts for large volume movements and creates the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have inspected for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

      In 1998, in order to increase the Company's market share in the Suezmax trades in the Atlantic Basin, OMI and Frontline Ltd, a Norwegian owner of one of the world's largest and modern Suezmax fleets, combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance primarily markets its Suezmax tankers in the Atlantic market. Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and obtain contracts with customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls, when cargo is available, which can improve vessel earnings.

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

Product Carriers

      The product carrier market is the segment of the tanker market which transports refined petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Historically, earnings in the product tanker market have been less volatile than earnings in the other tanker sectors. This is the result of a stable long-term fleet growth that has matched steady ton-mile demand growth over the years.

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

      Freight rates in the product tanker market showed some seasonal improvement in the last months of 1998, but they began falling again in 1999 as a result of further product tanker fleet expansion, product inventory reductions and weak oil demand in the Pacific region, notwithstanding signs of recovery of economic activity in the area.

      In the short-term, the existing high heating oil inventory levels as we are entering the winter season, especially in the Atlantic Basin, and the relatively high newbuilding deliveries for the rest of 1999 may tamper the product tanker gains usually seen during the winter months. However, prospects for recovery in this tanker sector may be enhanced as newbuilding deliveries return to a moderate level next year and some fundamental changes in the pattern of product trades seem to take place.

      Oil product import requirements are expected to increase in the three major world oil consuming areas (North America, Western Europe and the Pacific region) in the next few years as oil demand growth is expected to exceed refinery capacity in these areas. In addition, a substantial amount of new refinery capacity in South and Southeast Asia in the next few years will cover part of the increasing oil demand in this area lowering product import requirements from the Middle East. This will increase oil product exports from the Middle East to longer haul western destinations, namely the U.S. and Western Europe, increasing product tanker ton-mile demand.

Suezmax Tankers

      Freight rates in the Suezmax market recovered in the first quarter of 1999 relative to the preceding quarter, but subsequently weakened, and in the third quarter fell to the lowest level since 1994. This was the result of substantially lower volumes of oil transported due to the adherence by OPEC and some non-OPEC oil producers to their agreed oil production cuts, the fact that a high proportion of these cuts involved long-haul Middle East oil, and the draw of oil inventories at the same time that the tanker fleet continued to grow. The crude tanker market is expected to remain relatively weak in the near term, with seasonal improvements, due to expected high newbuilding deliveries unless there is substantial scrapping activity.

      The world tanker fleet has increased and totaled approximately 278.2 million dwt at the end of the third quarter of 1999, up by 5.4 million dwt or 2.0% from the year-end 1998 level. At the same time, the tanker orderbook stood at 37.3 million dwt, or 13.4% of the existing fleet. Approximately 4.9 million dwt is scheduled for delivery in the balance of 1999, 20.5 million dwt in the year 2000 and most of the balance in the year 2001. The tanker orderbook includes 35 Suezmaxes of about 5.3 million dwt or 16.0% of the existing Suezmax fleet.

      However, approximately 97.1 million dwt or 34.9% of the total tanker fleet was 20 or more years old at the end of the third quarter 1999. In addition, 80 Suezmax tankers of 11.0 million dwt, or one third of the existing Suezmax tanker fleet, and 9.2 million dwt, or 19.3% of the existing product tanker fleet were 20 or more years old. The fall in tanker freight rates has led to increased scrapping activity as well as restraint in ordering new tonnage relative to the previous two years. Tanker sales for scrap or conversion totaled about 10.8 million dwt through September 1999, about two and a half times the amount of tankers sold for scrap in the same period a year ago, while new orders totaled
9.2 million dwt. The sales for scrap include 20 VLCCs and 17 Suezmaxes. Tanker scrapping activity should continue at high levels given the current tanker market weakness, the relatively high orderbook, the tanker fleet age demographic, an expensive fifth special survey and stricter environmental regulations.

      World oil demand increased marginally in 1998, is expected to grow by about 1.0 million b/d in 1999 and increase substantially next year. The expected gains reflect further oil demand growth in industrialized areas and the Pacific region as economic activity is recovering from the recent financial crisis. World oil inventories increased substantially in 1998, especially in the first half of the year, but are expected to fall to very low levels by the end of 1999. In terms of days forward consumption, world commercial oil stocks at the end of 1999 are expected to be below the low level prevailing at the end of 1996. Finally, as a result of low oil inventory levels by year end 1999 and the expected world oil demand gains in 2000, a substantial increase of oil production will be necessary next year. The largest oil production gains are expected in West Africa, Latin America and the long-haul Middle East.

      Any improvement in freight rates in the crude as well as the product carrier market will be largely dependent upon the continuous improvement of economic activity in the Pacific region as well as an increase in the rate of tanker scrapings in view of the relatively high tanker newbuilding deliveries expected in the balance of this year and in the year 2000.

Results of Operations

      Results of operations of OMI Corporation include operating activities of the Company's vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues, which equals voyage revenues minus vessel and voyage expenses (including charter hire expense), because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than for a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

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

Voyage Revenues less Vessel and Voyage Expenses.

For the Nine and Three Months Ended September 30, 1999 Versus September 30, 1998

      Net voyage revenues of $28.0 million for the nine months and $6.1 million for three months ended September 30, 1999 decreased by a net of $4.3 million and $6.7 million, respectively, from $32.3 million for the nine months and $12.8 million for the three months ended September 30, 1998. The Crude oil fleet's net voyage revenues decreased by $4.8 million in the nine months and $6.3 million in the three months; the Product carrier fleet decreased by $2.1 million in the nine months and $0.5 million in the three months, and other net voyage revenue increased by $2.6 million in the nine months and $0.1 million in the three months. Increases in other net voyage revenues of $2.6 million in the nine month period is primarily related to management fee expense not specifically allocated to vessel expenses in 1998.

      Net voyage revenues for the three and nine months ended September 30, 1999 and 1998 are as follows by market segments in which OMI primarily operates.


                                              For The Three Months   For the Nine Months
                                               Ended September 30,   Ended September 30,
                                                 1999       1998       1999    1998
                                              --------------------   -------------------
(in millions)

Voyage Revenues:
  Crude Oil Fleet.........................     $ 17.1      $  26.2   $  62.0     $  75.8
  Product Carrier Fleet...................        8.6         11.9      29.0        39.1
  All Other ..............................        0.1          0.0       0.2         0.0
                                               ------      -------   -------     -------
        Total.............................     $ 25.8      $  38.1   $  91.2     $ 114.9
                                               ======      =======   =======     =======
Vessel and Voyage Expenses: (1)
  Crude Oil Fleet (2).....................     $ 14.4      $  17.2   $  45.5     $  54.5
  Product Carrier Fleet...................        5.2          8.0      17.4        25.4
  All Other...............................        0.1          0.1       0.3         2.7
                                               ------      -------   -------     -------
        Total.............................     $ 19.7      $  25.3   $  63.2     $  82.6
                                               ======      =======   =======     =======
Net Voyage Revenues:
  Crude Oil Fleet.........................     $  2.7      $   9.0   $  16.5     $  21.3
  Product Carrier Fleet...................        3.4          3.9      11.6        13.7
  All Other...............................        0.0         (0.1)     (0.1)       (2.7)
                                               ------      -------   -------     -------
        Total.............................     $  6.1      $  12.8   $  28.0     $  32.3
                                               ======      =======   =======     =======

(1)   Includes charter hire expenses.
(2)   Excludes provision for loss on lease obligation of $6.2 million.

      Net changes are discussed as follows according to the two market segments (product carrier and crude oil) in which OMI primarily operates.

Product Carrier Fleet

      The product carrier fleet consisted of twelve handysize vessels at September 30, 1999 and ten handysize vessels in 1998. In November 1997, May 1998 and July 1998 OMI placed its three Panamax vessels which previously carried clean products, into a marketing pool. Decreases in the product carrier fleet in the first half of 1999 pertain in part to two of the Panamaxes which were carrying clean products in the first half 1998 and that are carrying crude oil (included in the crude oil fleet's operating results) in 1999.

      During the nine months ended September 30, 1999, the Company's handysize product tankers were employed in the spot market. However, effective May 1, 1999, these vessels have been time chartered (at the conclusion of their previous spot charters) to a newly formed joint venture, IPC, described in the Market Alliance section above. Time charter rates from this venture reflect spot market charter rates since they are adjusted periodically with pool profits. Three vessels previously chartered to the OMI-Heidmar joint venture marketing pool are also operating in the IPC pool effective September 1999.

      Net voyage revenues of $11.6 million decreased by a net of $2.1 million for the nine months ended September 30, 1999 compared to $13.7 million in the same period in 1998. Decreases of approximately $1.6 million relate to two Panamaxes which are not included with the product carriers results in 1999. The remaining net decrease in net voyage revenue of $0.4 million in 1999 compared to the same period in 1998 relates to spot rate fluctuations of the combined ten vessels. Offhire relating to drydocks and other repairs aggregated approximately 120 days for the nine months ending September 30, 1999 and 140 days for the same period in 1998. Decreases in net voyage revenue were partially offset by earnings of $0.8 million from the two new product carriers delivered in July and September 1999.

      Net voyage revenues of $3.4 million decreased by a net of $0.5 million for the three months ended September 30, 1999 compared to $3.9 million in the same period in 1998. The net decrease relates to spot rate fluctuations where half the vessels net voyage revenues increased offsetting a portion of the vessels which had lower net voyage revenues. Net decreases in net voyage revenue were partially offset by earnings from the two new vessels delivered in the third quarter 1999.

Crude Oil Tanker Fleet

      At September 30, 1999, the crude fleet consisted of five wholly-owned vessels (four Suezmaxes and one aframax) and three chartered-in Suezmaxes; all but one of the vessels is currently operating in the spot market. During July and August 1999, three wholly-own vessels classified on the Balance Sheet as held for sale at June 30, 1999 were sold and one Suezmax and the aframax vessel currently remain as held for sale. Additionally, one of the three Panamax vessels was carrying crude oil in both the 1999 and comparable 1998 periods and the other two Panamax vessels began carrying crude oil in May 1998 and July 1998. At September 30, 1998, OMI owned eight Suezmaxes and one aframax and chartered-in three vessels. During 1998 and January 1999, four new Suezmax vessels were delivered (the first one June 1998), a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

      The COLUMBIA, a newly built Suezmax tanker, was delivered January 1999. The vessel operated in the spot market during the six months ended June 30, 1999 and at that date was sold in a sale/leaseback transaction. The COLUMBIA was bareboat chartered back to OMI in this transaction and continues to operate in the spot market.

      Net voyage revenues of $16.5 million generated by the crude tanker fleet decreased a net of $4.8 million for the nine months ended September 30, 1999 from $21.3 million for the nine months ended September 30, 1998. The decrease in net voyage revenues can be attributed primarily to decreases in revenues of approximately $5.7 million relating primarily to lower spot rates in the spot market earned on five older vessels (four mid-1970's built vessels and OMI's 1980's built aframax vessel), three of which were sold in the third quarter and two of which were held for sale at September 30, 1999 and decreases in net voyage revenues of $1.7 million earned by four vessels chartered-in for an aggregate of 1,018 days in the nine months ended 1998, as compared to an aggregate of 638 days from three vessels chartered-in during the nine months ended September 30, 1999. Additionally, net voyage revenue earned in the nine month period 1999, decreased by $3.2 million resulting from the sale of a Suezmax vessel in August 1998. The offsetting increases in net voyage revenue, were primarily for two reasons: net voyage revenues increased $8.0 million from four new Suezmax vessels (three delivered in the summer of 1998 and one delivered January 1999) and net voyage revenue from two Panamaxes that had been carrying clean products in the first half of 1998 were carrying crude in the first half of 1999.

      Net voyage revenues of $2.7 million generated by the crude tanker fleet decreased a net of $6.3 million for the three months ended September 30, 1999 from $9.0 million for the three months ended September 30, 1998. The explanation for the net decrease in net voyage revenues is the same as the nine month explanations which primarily attributes the net decrease to the decreases in revenue earned from the five vessels disposed of and held for sale as of September 30, 1999 and decreased earnings from chartered-in vessels offset by increases in earnings from the delivery of the four new Suezmaxes.

Other Operating Expenses.

      The Company's operating expenses, other than vessel, voyage and charter hire expenses consist of provision for loss on lease obligation, depreciation and amortization and general and administrative ("G & A") expenses. For the nine and three months ended September 30, 1999, these expenses increased $7.0 million to $31.7 million for the nine months ended September 30, 1999, from $24.7 million in 1998 and decreased $0.7 million to $7.9 million for the three months ended September 30, 1999, from $8.6 million in 1998.

      The provision for loss on lease obligation of $6.2 million was recorded at June 30, 1999 and relates to one of OMI's chartered-in vessels. During the Company's periodic review, it was determined that the current lease obligation for a vessel whose lease terminates September 2001 exceeded its undiscounted forecasted future net cash flows from operations. The loss was measured by the excess of the future lease payments as set forth in the lease agreement, over the vessels estimated forecasted future discounted cash flows over the lease term.

      Additional increases in operating expenses for the nine month period relates to net increases in depreciation expense from the delivery of three Suezmax tankers in 1998. Decreases offsetting increases in depreciation expense in both the nine and three months ended September 30, 1999, relates to the sale of a Suezmax tanker in August 1998. G & A expenses increased by $0.7 million during the nine months and $0.1 million during the three months ended September 30, 1999 compared to the same periods in 1998. The increase in the nine month period was primarily because the G & A expenses during 1999 were actual expenses incurred as compared to an allocation for the period up to June 17, 1998 of Old OMI's G & A expenses to its foreign subsidiaries.

Other Income (Expense).

      Other income (expense) consists of gain (loss) on disposal/write down of assets-net, loss on disposal/write down of joint venture investments, interest expense-net and other-net for the periods presented. Net other expense increased by $35.9 million from $0.4 million during the nine months ended September 30, 1998 to $36.3 million for the nine months ended September 30, 1999 and by $7.9 million from net other income of $2.9 million during the third quarter of 1998 to net other expense of $5.0 million during the third quarter 1999.

      Gain (loss) on disposal/write down of assets-net was $23.6 million for the nine months ended September 30, 1999 compared to a gain on sale of a vessel in August 1998 of $6.6 million during the nine months ended September 30, 1998, an increase in Net other expense of $30.2 million in the nine month period and $6.5 million increase for the third quarter period ended 1999. Losses and write downs on vessels recorded at June 30, 1999 included in disposal of assets-net of $23.7 million related to six vessels. During July and August 1999, OMI sold for scrap two Suezmax vessels built in 1974 and one built in 1975. An aggregate loss of $9.7 million was recognized from the sale of these three vessels, which were held for sale at their net realizable values on June 30, 1999. Two other vessels, a 1975 Suezmax tanker (currently under contract to sell) and an aframax vessel were also held for sale at June 30, 1999 at their fair values and an additional loss of $11.9 million was recognized. The COLUMBIA with a book value of $56.0 million was sold on June 30, 1999 for $54.0 million, a loss of $2.0 million was recognized.

      Loss on disposal/write down of joint venture investments was $1.1 million for the nine and three months ended September 30, 1999. As previously mentioned in the Recent Activities section, OMI disposed of its White Sea joint venture effective September 29, 1999 at a loss of approximately $0.8 million and wrote down another joint venture investment by $0.3 million as of September 30, 1999.

      Net interest expense increased $5.6 million and $1.3 million in the nine and three months ended September 30, 1999 in comparison to the same periods in 1998. The additional interest expense was primarily due to additional borrowings to finance six newbuildings (one of which was delivered and $37.5 million financed during January 1999 and subsequently sold and repaid June 30, 1999 in a sale /leaseback transaction) and correspondingly a decrease in the capitalization of interest on construction in progress. (See Financing Activities).

Equity in Operations of Joint Ventures.

      Equity in operations of joint ventures decreased by $3.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 and decreased $1.2 million for the three months ended September 30, 1999 compared to the same period in 1998. The decrease in both periods was primarily attributed to lower earnings from two joint ventures, one which operates one ULCC vessel that was in drydock during the first half of 1999 and has earned lower revenues due to declines in TCE rates in 1999 and the other joint venture owning one Suezmax vessel also experienced a declines in spot rates during 1999 compared to 1998, resulting from current market conditions.

      During 1999, the Company received an aggregate of $2.4 million in dividends from joint ventures, $1.9 million from Amazon Transport, Inc. and $0.5 million from White Sea. OMI paid $1.8 million in capital contributions to two of its joint ventures during the third quarter 1999.

Cumulative Effect of Change in Accounting Principle

      During the second quarter 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded for the nine months ended September 30, 1999 as cumulative effect of change in accounting principle. The change in the Company's method of revenue recognition for voyages from the load-to-load basis to discharge-to-discharge basis is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with estimating location of the next load port under the load-to-load basis. Voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port.

Balance Sheet

      In January 1999, the Company took delivery of a newly constructed double hulled Suezmax tanker, the COLUMBIA. At December 31, 1998, there was a balance in Construction in Progress of $17.7 million relating to the COLUMBIA which was relieved in 1999. The COLUMBIA was then sold June 30, 1999 for $54.0 million in a sale/leaseback transaction. The $54.0 million proceeds reduced debt incurred in January 1999 of $35.0 million and OMI has a long-term note receivable for $6.0 million from the sale of the vessel. Additionally, the Company maintains $2.0 million in escrow and $4.75 million in cash as collateral for a stand-by letter of credit as required by the lease agreement (see Commitments). The aggregate $6.75 million is included in Other assets and deferred charges.

      The delivery of the two new product tankers during the third quarter 1999, increased Vessels by an aggregate of approximately $57.0 million, decreased construction in progress by $11.9 million, increased long-term debt by $37.2 million and decreased cash approximately $7.9 million.

      Vessels held for sale of $8.4 million at September 30, 1999 comprises amounts relating to two vessels written down to their fair values at June 30, 1999. The effects of the disposal/ write down of the five vessels in 1999 were as follows: decreases to Vessels of $75.8 million, Accumulated depreciation of $45.4 million, Other assets and deferred charges of $7.7 million related to the write-off of the remaining balances for vessels prepaid drydock and goodwill, $1.1 million accrued for selling expenses and decreases in retained earnings for the loss on disposal of assets of $21.6 million.

      Decreases in Investment and advances in joint ventures primarily relate to decreases in Investments in two joint ventures that paid dividends of $2.4 million, as a return on investment in 1999 offset partially by additional investment in joint ventures of $1.8 million. Additionally, the disposal/ write down of two ventures decreased Investment in joint ventures by $3.5 million.

      Other liabilities increased $5.5 million for the unamortized provision of loss on lease obligation. This reserve will be amortized over the life of the lease obligation that expires September 2001.

Liquidity and Capital Resources

  Cash Flows

      Cash and cash equivalents of $14.7 million at September 30, 1999 decreased $8.0 million from cash and cash equivalents of $22.7 million at December 31, 1998. The Company's working capital deficit of $1.6 million at September 30, 1999, decreased $3.5 million from working capital of $1.9 million at December 31, 1998. Current assets decreased $3.5 million. Net cash provided by operating activities decreased $6.5 million to $10.4 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $16.9 million for the nine months ended September 30, 1998 (see Results of Operations).

      The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $44.9 million for the nine months ending September 30, 1999, a decrease of $50.5 million from cash used by investing activities of $95.4 million for the nine months ending September 30, 1998. Cash used by investing activities decreased in 1999 primarily due to decreases in additions to vessels of $50.4 million due to the delivery of the three new Suezmax vessels in 1998 aggregating $138.9 million compared to the 1999 additions; delivery of the COLUMBIA of $36.0 million, two product carriers for $43.9 million and increase in Construction in progress on the remaining Suezmax tanker of $5.5 million. Proceeds from disposal of assets decreased $17.1 million relating to the sale of a Suezmax vessel in August 1998 compared to the disposal of three 1970's built vessels for scrap in 1999. Decreases in investing activities were partially offset by increases relating to notes receivable of $9.0 million and other increases in 1999.

Financing Activities

      Cash provided by financing activities was $26.5 million for the nine months ended September 30, 1999, compared to cash provided of $70.3 million for the nine months ended 1998. In 1999, there were $107.1 million in principal payments on long-term and short-term debt and $133.7 million in proceeds from borrowings. The payments in 1999 included $66.0 million for short-term financing and working capital borrowings; $37.5 million for the COLUMBIA (delivered in January and sale/leaseback in June 1999) and $3.6 million for required payments on two credit facilities and the 7% Convertible Note. The proceeds in 1999 included $37.5 million for the COLUMBIA, $21.2 million for the SEINE (delivered in July), $16.0 million for ISERE (delivered in September) and $59.0 million for short-term financing and working capital borrowings.

      For the nine months ended September 30, 1998, there were $74.3 million of principal payments on long-term and short-term debt and $154.3 million proceeds from borrowings. The payments in 1998 included $2.8 million for scheduled installments; $20.6 million for the payment of a loan balance that was refinanced; $31.4 million payoff of a balance that was collateralized by the TANANA (sold in August 1998); $2.5 million for the early redemption of bonds and $17.0 million in payments for short-term financing and working capital borrowings. The proceeds in 1998 included $109.3 million drawn down for the delivery of three new Suezmax tankers (delivered in June, July and August), $16.0 million to refinance two Panamax vessels and $29.0 million for short-term financing and working capital.

      Currently, OMI has four credit facilities with an outstanding balance of $235.5 million and two lines of credit ("LOC") with an outstanding balance of $31.2 million. One facility with an outstanding balance of $90.1 million was assumed from Old OMI, and the remaining facilities and LOCs aggregating $176.6 million at September 30, 1999, were secured subsequent to the spin-off.

      During December 1998, the Company entered into a revolving LOC to finance, on an interim basis, the acquisition of vessels. The facility bears interest at LIBOR plus a margin ranging from 1.00%-1.50% based on the Company's funded debt to capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37.5 million to finance the

Suezmax vessel delivered. The vessel was sold on June 30, 1999 and the $37.5 million was repaid in the second quarter. In July 1999, $21.2 million was drawn down to finance the delivery of the new product tanker.

      In February 1999, OMI entered into a revolving line of credit to be used for working capital and other general corporate purposes. The line of credit bears interest at LIBOR plus a margin that varies with facility use, but not greater than 1.75%. On September 30, 1999, the outstanding balance was $10.0 million.

      The Company has a credit facility, which was assumed from Old OMI. At September 30, 1999, the outstanding loan was $90.1 million. The facility bears interest at LIBOR plus a margin ranging from 0.60%-0.95%, which is computed based on OMI s funded debt to equity ratio and interest coverage ratio.

      During June and July 1998, the Company entered into three new secured revolving credit agreements to refinance two Panamax tankers, three Suezmax tankers and a product carrier when delivered. As of September 30, 1999, the total outstanding balance was $136.4 million. The facilities bear interest at LIBOR plus a margin ranging from 0.65%-1.05%.

      As of September 30, 1999, OMI had an aggregate of $266.7 million in floating rate credit facilities and revolving lines of credit. The related loan agreements contain covenants requiring minimum levels of cash and cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values. The Company is not in compliance with certain of its covenants as of September 30, 1999. The Company remains current on all principal and interest payments. Its lenders have presented an indicative term sheet, the effect of which is a revision of covenants, acceptable to the Company, and to increase interest rate margins and reduce principal amortization. Documentation is expected to be completed by year-end.

Faced with the current freight rate environment, OMI is implementing steps to reduce its cost structure for vessel operations, administrative expenses and capital expenditures to improve earnings, and cash flows. Bank loans are being renegotiated to reduce amortization and increase cash flow.

Other Commitments

      The Company has two remaining construction contracts for two Suezmax tankers with expected capitalized costs at delivery in March 2000 of $46.1 million and in May 2000 of $51.0 million. As of September 30, 1999, total capitalized costs for the one of the vessels is $10.5 million. The other Suezmax vessel was purchased October 29, 1999, with capitalized cost to date of approximately $15.8 million.

      The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a stand by letter of credit in September 1999, which will increase by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit will serve as additional collateral for the Company's obligation under the lease.

      OMI acts a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $13.5 million at September 30, 1999 with OMI's guaranty of such debt being approximately $6.7 million.

      The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. As of September 30, 1999, no such deficiencies have been funded.

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

      The Company's critical systems and products are substantially Y2K compliant. Currently, a Y2K accounting system has been implemented and substantially all of the ship hardware which has been identified is year 2000 compliant.

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

Item 3:

Quantitative and Qualitative Disclosures about Market Risks

  Market Risk

      The company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt and related interest rate swaps. At September 30, 1999, the majority of the $273.8 million debt was floating rate debt, which totaled $266.7 million. A one- percent increase in the floating rate would increase interest expense by $2.7 million per year.

      The fixed rate debt on the balance sheet and the fair market value were $7.1 million as of September 30, 1999. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.3 million.

      The Company has an interest rate swap agreement to manage its exposure with interest rates by locking in fixed interest rate from floating rates. At September 30, 1999, there was one swap with at notional principal of $10.0 million, and it would cost approximately $0.2 million to terminate the agreement.

                           PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

                        None.

Item 2 - Changes in Securities

                        None.

Item 3 - Defaults upon Senior Securities

                        None.

Item 4 - Submission of Matters to a Vote of Security Holders

                        None.

Item 5 - Other Information

                        None.

Item 6 - Exhibits and Reports on Form 8-K

  a.  Exhibits

            18 Deloitte & Touche LLP preferability letter regarding change in accounting principle.

            27 OMI Corporation - Financial Data Schedule, dated September 30, 1999.

  b.  Reports on Form 8-K

                        As filed on July 1, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMI CORPORATION

--------------------------------------------------------------------------------
                                  (REGISTRANT)


Date: November 12, 1999                 By: /s/ Craig H. Stevenson, Jr.
      -----------------------------         -----------------------------------
                                            Craig H. Stevenson, Jr.
                                            President, Chairman of the Board
                                            and Chief Executive Officer


Date: November 12, 1999                 By: /s/ Vincent de Sostoa
      -----------------------------         ------------------------------------
                                            Vincent de Sostoa
                                            Senior Vice President
                                            and Chief Financial Officer