Form 10-K
period 1999-12-31
OMI CORP/M I
filed 2000-03-30
CIK 1061571

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2000

================================================================================

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                ----------------

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


                              REGISTRANT'S ADDRESS:
                                ONE STATION PLACE
                           STAMFORD, CONNECTICUT 06902

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

                                ----------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                         YES    X          NO
                              -----           -----


    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                         YES    X          NO
                              -----           -----


     AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY
NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE AS OF THE CLOSE OF BUSINESS ON MARCH 24, 2000:

                                  $215,728,793

     NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 24, 2000:

                                   57,527,678

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

(1) PORTIONS OF THE OMI CORPORATION 2000 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                     INDEX

                               ------------------

                                     PART I


                                                                         ITEMS PAGE(S)
                                                                         -------------
1. and 2. Business and Properties ...........................................   1
3.        Legal Proceedings .................................................   6
4.        Submission of Matters to a Vote of Security Holders ...............   6

                                     PART II

5.        Market for OMI Corporation's Common Stock and Related
            Stockholder Matters .............................................   7
6.        Selected Financial Data ...........................................   8
7.        Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...........................................   9
7A.       Quantitative and Qualitative Disclosures about Market Risk ........  22
8.        Financial Statements and Supplementary Data .......................  24
9.        Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ............................................  59

                                    PART III

10.       Directors and Executive Officers of OMI Corporation ...............  59
11.       Executive Compensation ............................................  59
12.       Security Ownership of Certain Beneficial Owners and Management ....  59
13.       Certain Relationships and Related Transactions ....................  59


                                     PART IV

14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  59

          SIGNATURES ........................................................  61


                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     OMI Corporation ("OMI" or the "Company"), organized under the laws of the Republic of the Marshall Islands on January 9, 1998, is located at One Station Place, Stamford, Connecticut. The telephone number is (203) 602-6700.

     Prior to June 17, 1998, the Company was a subsidiary of OMI Corp., a Delaware corporation ("Old OMI") and held the international assets of Old OMI. Old OMI acquired Marine Transport Lines, Inc. ("MTL"), a privately owned company specializing in marine and transportation services, principally to the energy and chemical industries. In connection with the acquisition of MTL, Old OMI spun off to its shareholders the Company. Subject to certain exceptions, the spin off was tax free to Old OMI, its shareholders and the Company. The Company retained the OMI name and Old OMI changed its name to Marine Transport Corporation ("MTC"). The previous management of Old OMI became the management of the Company and the previous management of MTL became the management of MTC. For a more complete description of the transaction, the conditions and certain other items shareholders are referred to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 15, 1998 (registration statement number 333-52771) which is hereby incorporated by reference.

     The Company provides seaborne transportation services for crude oil and petroleum products in the international shipping markets. Its customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities. OMI owns directly or indirectly four crude oil tankers of approximately 150,000-160,000 dwt ("Suezmaxes"), twelve tankers of approximately 30,000 dwt ("handysize product carriers") and three tankers of approximately 65,000 dwt ("Panamaxes"). OMI has on order from a shipyard one Suezmax expected to be delivered in May 2000. Through ownership of joint venture companies, OMI owns approximately 50% interests in one 320,000 dwt crude oil carrier. OMI also has one Suezmax on bareboat charter and two Suezmaxes on time charter. The Company sold its joint venture interest in one Panamax dry bulk carrier and its 1980 built aframax crude carrier during the first quarter of 2000 and recently entered into contracts to sell two handysize product carriers.

DEVELOPMENT OF OMI'S BUSINESS

     In recent years, OMI has focused its fleet into Suezmaxes and handysize product carriers, disposing of vessels not fitting into that profile. During 1999 and the first quarter of 2000, OMI disposed of its five older Suezmax crude oil tankers (one of which was jointly owned), its joint venture interest in its last remaining dry bulk carrier and its only aframax tanker. During the same period, the fourth of five newbuilding Suezmax crude oil tankers was delivered and was later sold and leased back. Two newbuilding product carriers were delivered, as was a newbuilding Suezmax which the Company acquired from another owner.

     The Company's existing fleet as of March 24, 2000 is shown on the following table:


                                                                          DEAD-
                                                                         WEIGHT      CHARTER
                                                               YEAR      METRIC      EXPIRA-
NAME OF VESSEL                         TYPE OF VESSEL         BUILT(1)   TONNAGE      TION
--------------                         --------------         --------  --------     -------
SETTEBELLO(2) ......................   Crude Oil Tanker         1986    322,466       Spot
SACRAMENTO .........................   Crude Oil Tanker         1998    157,411       Spot
SABINE .............................   Crude Oil Tanker         1998    157,332       Spot
PECOS ..............................   Crude Oil Tanker         1998    157,406       Spot
COLUMBIA(3) ........................   Crude Oil Tanker         1999    157,327       Spot
LOIRE ..............................   Crude Oil Tanker         2000    153,074       Spot
ELBE(4) ............................   Product Carrier          1984     66,800       Spot
NILE(4) ............................   Product Carrier          1981     65,755       Spot
VOLGA(4) ...........................   Product Carrier          1981     65,689       Spot
SEINE ..............................   Product Carrier          1999     35,407      7/2001
ISERE ..............................   Product Carrier          1999     35,438      9/2001



                                                                          DEAD-
                                                                         WEIGHT      CHARTER
                                                               YEAR      METRIC      EXPIRA-
NAME OF VESSEL                         TYPE OF VESSEL         BUILT(1)   TONNAGE      TION
--------------                         --------------         --------  --------     -------
LIMAR(5) ............................  Product Carrier          1988     29,999       Spot
SHANNON(5) ..........................  Product Carrier          1991     29,999       Spot
DANUBE(5)(6) ........................  Product Carrier          1990     29,998       Spot
TRENT(5)(6) .........................  Product Carrier          1991     29,998       Spot
TIBER(5) ............................  Product Carrier          1989     29,996       Spot
SEVERN(5) ...........................  Product Carrier          1988     29,998       Spot
PAGODA(5) ...........................  Product Carrier          1988     29,996       Spot
ALMA(5) .............................  Product Carrier          1988     29,996       Spot
PAULINA(5) ..........................  Product Carrier          1984     29,992       Spot
PATRICIA(5) .........................  Product Carrier          1984     29,974       Spot
                                                                      ---------
    Total Owned Fleet: 20 Vessels .................................   1,516,724
        3 Chartered-in Crude Tankers (7) ..........................     449,762
                                                                      ---------
        Total Foreign Flag Operating Fleet: 23 Vessels ............   1,966,486
                                                                      =========


--------------

(1) Weighted average age (based on carrying capacity) of the Company's then-owned fleet (including jointly-owned) at year-end 1999 is 7.9 years.

(2)  Joint ownership with Bergesen d.y. A/S, Oslo, Norway.

(3) Sold and leased back. The Company has options to reacquire the vessel. Tonnage is included in "Chartered-in Crude Tankers."

(4) Time chartered into a pool operated by Heidenreich Marine Inc. While the vessels are committed by time charter, the revenues are dependent on the spot market.

(5) Time chartered into International Product Carriers Limited, a pooling company jointly owned by the Company and Osprey Maritime Limited Company. While the vessels are committed by time charter, the revenues are dependent on the spot market.

(6)  Under contract to be sold.

(7)  Time chartered-in under charters expiring in 2001 and 2002.

     A brief description of the functions of the various types and sizes of vessels owned or operated by the Company and others is set forth below:

          Product carrier--normally carries refined petroleum products such as gasoline, heating oil, aviation fuel, naphtha and kerosene.

          Crude oil tanker--normally carries crude oil and dirty products.

          Dry bulk carrier--carries dry bulk products such as coal, ore, grain and fertilizers.

          Handysize--a ship of approximately 30,000 dwt.

          Panamax--a ship of approximately 50,000 to 70,000 dwt.

          Aframax--a tanker (which may be a crude oil tanker or product carrier) of approximately 70,000 to 120,000 dwt.

          Suezmax--a crude oil tanker of approximately 120,000 to 160,000 dwt.

          VLCC--a very large crude oil tanker, of approximately 200,000--300,000 dwt.

          ULCC--an ultra large crude oil tanker, of more than 300,000 dwt.

     In recent years, OMI has sought to increase the size of, and modernize its fleet. It consistently inspects Suezmaxes which are available for purchase and investigates other opportunities to improve its fleet directly and through ship brokers. While the Company has been successful in modernizing the fleet, due to weak markets the Company has not had the resources to increase the size of its fleet and has reduced the number of vessels and tonnage of its fleet.

     OMI's Suezmax tankers principally trade from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast. The product carrier fleet operates worldwide, with the majority now trading in the

Caribbean to the U.S. Atlantic coast and the U.S. Gulf of Mexico. The handysize product carriers are well suited to trade in the U.S. eastern seaboard due to vessel cargo size and dimensions. However, other than the two newbuildings, the product carriers are single hull and do not have segregated ballast, thereby placing them at a competitive disadvantage with numerous vessels built in the last half of the 1990's.

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

     Management believes that OMI maintains an ability to participate in improvements in the international tanker markets with its Suezmax tankers. OMI also believes that Suezmax tankers provide nearly the upside potential of larger vessels such as VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers historically provided OMI with relatively more stable cash flows, even in weak markets. However, weakness in the product carrier markets commencing during the last portion of 1997 and in 1998, due to a mild winter and reduced Asian demand, has resulted in unusually low rates which, due to continued mild winters and substantial additional new tonnage entering into the market, has persisted.

     Since May of 1998 Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company has handled the chartering of OMI's and Frontline Ltd.'s Suezmaxes. Alliance's current fleet stands at approximately 36 vessels.

     In March of 1999 the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, and in May 1999 that consolidation commenced establishing International Product Carriers Limited ("IPC") in Bermuda to commercially operate the product carriers of its parents. IPC is seeking other product carrier owners for its pools in order to enhance its marketing abilities. IPC's current fleet stands at approximately 28 vessels.

     During March 2000, the Company announced that it had made investments in two business-to-business internet companies. One is MarineProvider ASA, a Norwegian-based company which is to provide services such as electronic acquisition of bunker and other supplies for ships. The Company owns approximately 8% of MarineProvider. The other investment is in SeaLogistics Ltd. which will offer on-line chartering and other services to shipowners and charterers. The Company currently owns 50% of SeaLogistics but expects substantial dilution as other entities invest in the project. The Company's total expenditures to date on the investments total approximately $1,500,000. It is committed to expend an additional $2,000,000.

NATURE OF BUSINESS

     OMI is primarily engaged in the business of owning and operating tankers in international markets. There are two aspects to vessel operation: (i) technical operation, which involves maintaining, crewing and insuring the vessel, and (ii) commercial operation, which involves arranging the business of the vessel. OMI is the commercial operator of all its Suezmaxes and jointly markets those vessels in Alliance Chartering LLC and is the commercial operator of the two time chartered-out handysize product carriers. OMI has entered its Panamax tankers in a pool and all of its other product carriers are commercially managed by IPC. A subsidiary, OMI Marine Services LLC, is the technical operator of all of the Company's vessels except its remaining jointly owned vessel, which is commercially and technically managed by its partner.

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

     Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship, to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, a long-term charter affords the vessel owner greater assurance that it will be able to cover its costs, including depreciation, interest, and operating costs. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of OMI. Currently all of OMI's fleet except one Suezmax and two product carriers operate in the spot market.

CUSTOMERS

     International Product Carriers Ltd., a company jointly owned by the Company and Osprey Maritime Limtied accounted for $14,237,000 of the Company's revenues in 1999, which is approximately 12%. The revenues are received by IPC from numerous customers into a pool which is divided among the vessels in the pool.

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

     The Oil Pollution Act of 1990 ("OPA 90") affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a castastrophic oil spill and establishes the Oil Spill Liability Trust fund. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers 5,000 dwt and over, contracted after July 6, 1993, to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not accepted these IMO regulations, as the IMO regulations recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA 90. As a result, some vessels which are eligible to trade internationally will be unable to carry cargo to or from the United States, except to LOOP or if lightered, and some vessels which may trade in the U.S. will be unable to trade elsewhere. All of the Company's vessels can trade to the U.S. at least until 2010 under current rules.

     In the U.S., liability for an oil spill is governed not only by OPA 90, but also by the laws, rules and regulations established by every coastal and inland waterway state. Federal law does not preempt such state laws and provides that claims made by state governments and other affected parties are not subject to limitation of liability if the oil spill results from gross negligence, willful misconduct or violation of any federal operating or safety standard. One result of OPA 90 has been a greater prominence for independent owners with a reputation for high quality of technical management and well maintained physical assets. Another effect of the law has been to increase the relative costs for liability insurance for vessel owners trading to the U.S. While OMI maintains insurance at levels it believes prudent, claims from a castastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on OMI.

     Following the recent breakup of a tanker in Europe, there has been significant publicity and political movement toward the creation of laws in Europe at least as stringent as OPA 90. While nothing has to date gone into effect, the Company expects significant legislation soon. The Company believes that such legislation is likely to benefit owners such as the Company which have modern fleets, by eliminating older vessels as competitors in European markets.

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

     Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Competition in virtually all bulk trades, including crude oil and petroleum products is intense.

EMPLOYEES AND LABOR RELATIONS

     On December 31, 1999, the Company and its subsidiaries had approximately 60 office employees.

     The Company primarily uses hiring agents to crew its vessels, one of which recruits exclusively for the Company. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts. Some senior shipboard positions on foreign flag vessels are filled directly by the Company.

     The Company considers its relationship with its employees, including its seagoing crews, to be satisfactory.

VALUE OF ASSETS AND CASH REQUIREMENTS

     Although the replacement costs of comparable new vessels may be above the book value of OMI's fleet, the market value of OMI's fleet may be below book value when market conditions are weak. In common with other shipowners, OMI continually considers asset redeployment which at times includes the sale of vessels at less than their book value.

     OMI's results of operations and cash flow may be significantly affected by future charter markets since currently only three vessels are on charter extending beyond year-end 2000.

ITEM 3. LEGAL PROCEEDINGS

     OMI and its subsidiaries are not parties to any material pending legal proceedings or related group of such proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                        EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information with respect to the Company's executive officers as of March 24, 2000.


                                                                                      YEAR
                                                                                    APPOINTED
NAME                                      AGE  POSITION                             TO OFFICE
----                                      ---  --------                            ------------
Craig H. Stevenson, Jr. ...............   46    Chief Executive Officer                1998
                                                  and President

Robert Bugbee .........................   39    Senior Vice President and Chief        1998
                                                  Operating Officer

Vincent J. de Sostoa ..................   55    Senior Vice President, Chief           1998
                                                  Financial Officer and Treasurer

Fredric S. London .....................   52    Senior Vice President, General         1998
                                                  Counsel and Secretary

Henry Blaustein .......................   57    Senior Vice President, OMI Marine      1998
                                                  Services LLC

Kathleen C. Haines ....................   45    Vice President/Controller              1998

Thomas M. Scott .......................   43    Vice President, OMI Marine             1998
                                                  Services LLC

Stavros Skopelitis ....................   53    Vice President                         1998



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

     Robert Bugbee was elected Chief Operating Officer in March 2000 and Senior Vice President of the Company in 1998. He had been Senior Vice President of Old OMI since August 1995. Mr. Bugbee joined Old OMI in February 1995. Prior thereto, he was Head of Business Development at Gotaas-Larsen Shipping Corporation for more than three years.

     Henry Blaustein was elected Senior Vice President of OMI Marine Services LLC in 1998. He had been Senior Vice President/Technical of Old OMI since July 1997. Prior thereto he was an independent consultant.

     Vincent J. de Sostoa was elected Senior Vice President, Treasurer and Chief Financial Officer of the Company in 1998. He had been Chief Financial Officer of Old OMI since 1994.

     Fredric S. London was elected Senior Vice President, Secretary and General Counsel of the Company in 1998. He had been Senior Vice President, Secretary and General Counsel of Old OMI since December 1991.

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

                                     PART II

ITEM 5. MARKET FOR OMI CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK

     Old OMI listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM) and the Company acceded to that listing on June 18, 1998. As of March 24, 1999 the number of holders of OMI common stock was approximately 3,424. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

                      1999 QUARTER    1ST         2ND           3RD       4TH
                      ------------  -------     -------       -------   -------

                        High        $3 7/16      $2 3/4       $2 3/4    $2 5/8
                        Low         $1 1/2       $1 1/2       $1 7/8    $1 5/16


                      1998 QUARTER    1ST         2ND           3RD       4TH
                      ------------  -------     -------       -------   -------

                        High         N/A        $8 11/16      $8 5/16    $4
                        Low          N/A        $6 7/8        $3 1/8     $2 5/8

PAYMENT OF DIVIDENDS TO STOCKHOLDERS

     The Board has not declared dividends to this date. OMI's current policy is not to pay dividends, but to retain cash for use in its business. Any determination to pay dividends by OMI in the future will be at the discretion of the Board of Directors and will depend upon OMI's results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 5 to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

                        OMI CORPORATION AND SUBSIDIARIES
       (DOLLAR AND SHARES OUTSTANDING IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                        1999         1998        1997        1996       1995
                                                      --------     --------    --------    --------   --------
INCOME STATEMENT DATA:
Net voyage revenues(1) ...........................    $ 33,916     $ 41,331    $ 55,393    $ 39,692   $ 27,301
                                                      ========     ========    ========    ========   ========
Revenues .........................................    $115,992     $149,228    $141,985    $111,292   $ 91,819
                                                      --------     --------    --------    --------   --------
Operating expenses:
  Vessel and voyage ..............................      66,842       82,368      77,686      67,008     64,518
  Charter hire ...................................      15,234       25,529       8,906       4,592       --
  Depreciation and amortization ..................      23,835       24,314      22,675      18,142     17,621
  Provision for loss on lease obligations ........       6,229         --          --          --         --
  General and administrative .....................      10,486       10,773      12,540       6,851      6,451
                                                      --------     --------    --------    --------   --------
Total operating expenses .........................     122,626      142,984     121,807      96,593     88,590
                                                      --------     --------    --------    --------   --------
Operating (loss) income ..........................      (6,634)       6,244      20,178      14,699      3,229
(Loss) gain on disposal/write down of
  assets-net .....................................     (48,692)       6,485         885       4,078       (829)
Loss on disposal/write down of joint venture
  investments ....................................      (7,771)        --          --          --         --
Interest expense .................................      17,945       11,118      11,756      16,912     18,024
Provision (benefit) for income taxes .............         475      (37,158)      5,407         876     (4,698)
Equity(loss) in operations of joint ventures .....        (510)       3,684         737       2,481      5,464
(Loss) income before extraordinary loss and
  cumulative effect of change in accounting
  principles .....................................     (81,781)      42,917       6,859       5,356     (4,493)
Extraordinary loss-net of tax benefit ............      (1,253)        --          --        (1,663)      --
Cumulative effect of change in accounting
  principles-net of tax provision ................       2,729         --        10,063        --         --
Net (loss) income ................................    $(80,305)    $ 42,917    $ 16,922    $  3,693   $ (4,493)
==============================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  (Loss) income before extraordinary loss and
    cumulative effect of change in accounting
    principles ...................................    $  (1.94)    $   1.01    $   0.16    $   0.16   $  (0.15)
  Net (loss) income ..............................    $  (1.90)    $   1.01    $   0.39    $   0.11   $  (0.15)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  (Loss) income before extraordinary loss and
    cumulative effect of change in accounting
    principles ...................................    $  (1.94)      $ 1.00      $ 0.16      $ 0.16   $  (0.15)
  Net (loss) income ..............................    $  (1.90)      $ 1.00      $ 0.39      $ 0.11   $  (0.15)
  Weighted average shares outstanding ............      42,250       42,671      42,914      33,440     30,745
==============================================================================================================
BALANCE SHEET DATA:
  Cash and cash equivalents ......................    $  7,381     $ 22,698    $ 30,608    $ 16,056   $ 25,963
  Assets to be disposed of .......................      90,996         --          --          --         --
  Vessels and other property-net .................     291,416      393,862     286,996     394,423    241,821
  Construction in progress (newbuildings) ........      25,340       34,733      56,032      10,754       --
  Total assets ...................................     472,415      530,127     440,708     439,463    377,049
  Total debt .....................................     267,747      247,147      53,999     125,171     92,842
  Total stockholders' equity .....................     171,766      245,183     283,558     250,402    221,677
==============================================================================================================

(1) Voyage revenues less vessel and voyage expenses (including charter hire expense)

                 See notes to consolidated financial statements.

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

     The information below and elsewhere in this document contains certain forward-looking statements which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan," "anticipates" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. The information contained in the discussion of the "Year 2000" ("Y2K") constitutes forward-looking information. The identification and redemption of Y2K issues is a technological effort that has never been undertaken before and estimates of the outcome, time and expense of this project are, for that reason, particularly hard to make with any certainty.

GENERAL

  Overview

     OMI provides seaborne transportation services primarily for crude oil and refined petroleum. The Company is the successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly owned companies. OMI Corporation operates what were Old OMI's foreign shipping businesses under the management of certain of the officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

     The Company's net loss was $80.3 million for the year ended December 31, 1999 or $1.90 basic loss per share, after the extraordinary loss of $1.3 million or $0.03 basic loss per share and income from the cumulative effect of change in accounting principle of $2.7 million or $0.07 basic earnings per share. The 1999 net loss includes loss on disposal/write down of assets of $48.7 million, loss on disposal/write down of joint venture investments of $7.8 million and a provision for loss on lease obligations of $6.2 million. Net income for the year ended December 31, 1998 was $42.9 million or $1.01 basic earnings per share. The 1998 net income included a gain from the disposal of a vessel of $6.5 million and net income for the reversal of deferred income taxes in the amount of $38.9 million. In connection with the Distribution described above, OMI became a decontrolled corporation and its shipping income is no longer subject to United States federal income tax. The provision for taxes for the year ended December 31, 1999, reflects adjustments to actual for 1998 taxes.

  OMI's Fleet

     OMI's fleet comprises 22 vessels, including three chartered-in vessels and one jointly owned vessel, and excluding a jointly owned bulk carrier and an aframax, both of which were sold in the first quarter of 2000. OMI has concentrated its fleet in two classes of vessels, Suezmax and product tankers. OMI has been implementing its plan for fleet renewal with the delivery of four new Suezmax vessels in the summer of 1998 and January 1999, and two deliveries in 2000 (including the Suezmax tanker described below). During July and September 1999, two 35,000 deadweight tons ("dwt") product carrier newbuildings were delivered.

     The Company's fleet currently consists of three wholly owned Suezmax tankers, three chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), three Panamax product tankers (currently carrying crude oil) and twelve handysize product carriers transporting clean products.

  Recent Activities

     On February 11, 2000, the Company finalized its refinancing of bank debt with its lenders in the amount of $264.5 million. The effect of the refinancing revises debt covenants, increases interest rate margins and reduces principle amortization (see Financing Activities).

     During February 2000, OMI agreed to sell in a private placement to four unrelated investors, 9,583,000 shares of OMI common stock for $2.00 per share ($1.92 per share net of commissions). The funds raised will be used to partially finance vessels delivered in 2000.

     In October 1999, OMI agreed to acquire from Mega Tankers Newbuilding AS, a Suezmax tanker, which was under construction. The purchase price of the vessel is approximately $46.2 million. The Company issued 5,700,000 shares of common stock in November 1999 and an additional 599,998 shares in February 2000 valued at $2.50 per share. On March 15, 2000, OMI entered into an agreement for a $27.0 million credit facility to finance this vessel upon delivery from the yard. The vessel was delivered on March 21, 2000 and the remaining balance of approximately $3.4 million was paid by the Company.

     During the first quarter 2000, OMI sold its investment in Geraldton Navigation Company Inc. ("Geraldton") for approximately $2.7 million, after receiving a dividend from the joint venture of $1.2 million. A loss of $6.6 million was recorded for the year ended December 31, 1999 relating to the disposal of this venture.

     On September 29, 1999, OMI sold its 49 percent share in its White Sea Holdings, Inc. ("White Sea") joint venture for approximately $2.4 million. The loss on the disposal of the joint venture of $0.9 million was recorded in 1999. In addition, OMI agreed with its partner to terminate the OMI-Heidmar joint venture in June 1999. This venture operated a pool of product tankers in which OMI time chartered three of its vessels until September 1999. A write down of $0.3 million was recognized in 1999 relating to OMI's portion of non-recoverable investments in joint venture assets.

     On July 19, 1999 and September 15, 1999, the SEINE and the ISERE, two product tanker newbuildings, were delivered at an approximate cost of $28.5 million each. Both vessels were time chartered for two-year periods. During January 1999, the Company took delivery of a Suezmax newbuilding, the COLUMBIA, and on June 30, 1999, the Company completed a sale/leaseback of this vessel for $54 million.

     As a result of market conditions, OMI disposed of its older Suezmax vessels and non-core vessels. By doing this, the Company is better able to focus its capital where its resources can provide higher returns. During July, August and November 1999, OMI sold four of its single hull Suezmax vessels built in the mid-1970's. These vessels were held for sale at their net realizable values on June 30, 1999 and adjusted to actual sales prices at their sale dates in 1999. During December 1999, the Company entered into an agreement to sell OMI's 1980s built aframax vessel which was also held for sale at its fair value at June 30, 1999. The aframax vessel was delivered to the new owners in March 2000. Nine vessels (including the aframax vessel) have been classified as assets to be disposed of at December 31, 1999. The disposal of these vessels are expected during the next two years.

     An additional non-recurring item included in the 1999 operating loss is the provision for losses on the Company's chartered-in vessels. An accounting adjustment was required because current lease obligations exceeded estimated future cash flows.

     In March 2000, the Company made an investment of $0.5 million to acquire approximately 8 percent of the equity in MarineProvider ASA, a new Internet business-to-business provider of marine services, which is based in Norway.

     OMI announced on March 23, 2000, the creation of SeaLogistics.com a neutral electronic exchange for the shipping industry. SeaLogistics will offer a broad range of content and services for the entire shipping industry and will initially focus on on-line chartering for the shipment of crude oil and petroleum products. Having received positive responses from major charterers and shipowners, SeaLogistics is in discussions with them to determine levels of participation. It expects to be on-line during the fourth quarter of 2000.

  Market Alliances

     OMI has planned to concentrate its fleet in two classes of vessels, Suezmax and product tankers. By concentrating on these two fleets, OMI is implementing its plan to consolidate shipping activities by the formation of alliances and pools with other owners. Rates for both classes of vessels were historically low because of the imbalance of the supply and demand for crude oil and refined products and various factors detailed in the Market Overview.

     The Company has identified the advantages of owning a large modern Suezmax fleet and has been implementing strategies to maximize earnings. First, the fleet will be more attractive to large customers by providing better scheduling opportunities. A large fleet also provides opportunities to obtain contracts for large volume movements and creates the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers will prefer to deal with a limited number of large shipping companies with fleets that they have inspected for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

     In 1998, in order to increase the Company's market opportunities in the Suezmax trades in the Atlantic Basin, OMI and Frontline Ltd., a Norwegian owner of the world's largest Suezmax fleet, combined Suezmax tanker fleets for commercial purposes and created Alliance Chartering LLC ("Alliance"). Alliance's control of the largest modern fleet of Suezmaxes has enabled it to strengthen relationships and obtain contracts with customers. These contracts may allow Alliance the opportunity to increase its Suezmax fleet utilization through backhauls, when cargo is available, which can improve vessel earnings.

     OMI's strategy for its handysize fleet is to increase market share by consolidating commercial operations of vessels through marketing joint ventures and through concentrating trading in selected areas. In March 1999, the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, establishing International Product Carriers Limited ("IPC") to form a mid-size product tanker venture. The joint venture began operating effective May 1, 1999. IPC is expanding the pool to include other product carrier owners to enhance its marketing capacity. Currently all of OMI product carriers except the two new product carriers (which are on time charter) are operating under adjustable rate time charters with IPC.

MARKET OVERVIEW

  Suezmax Tanker Overview

     Average time charter equivalents ("TCE") in the Suezmax market fell in 1999 to their lowest level since 1995. This was the result of substantially lower volumes of oil transported due to the adherence by OPEC and some non-OPEC oil producers to their agreed oil production cuts, the fact that a high proportion of these cuts involved long-haul Middle East oil, substantially higher bunker prices and the draw down of oil inventories at the same time the tanker fleet continued to grow.

     Freight rates for Suezmax tankers have improved in early 2000. The crude tanker market is expected to benefit this year as a result of the need to transport substantially more oil to satisfy considerable oil demand, at a time that oil inventories are at very low levels. However, a sustained improvement of freight rates in the tanker markets will be largely dependent upon the continuous improvement of economic activity in the Pacific region, as well as the increase in the rate of tanker scrapings, in view of the relatively high tanker newbuilding deliveries in the last two years and the substantial deliveries expected in the year 2000.

     The world tanker fleet grew and totaled approximately 276.7 million dwt at the end of 1999, up by 3.9 million dwt or 1.4 % from the year-end 1998 level, due to substantial newbuilding deliveries, offset in part by increasing scrapping activity. At the same time, the tanker orderbook stood at 39.1 million dwt, or 14.1% of the existing fleet. Approximately 21.5 million dwt is scheduled for delivery in 2000, 12.0 million dwt in the year 2001 and most of the balance in 2002. The tanker orderbook includes 44 Suezmaxes of about 6.7 million dwt, or 20.5% of the existing Suezmax fleet, and 74 VLCCs of 22.0 million dwt, or 18.1% of the existing VLCC fleet.

     However, approximately 91.8 million dwt, or one third of the total tanker fleet, was 20 or more years old at the end of 1999. In addition, 75 Suezmax tankers of 10.4 million dwt, or about 32% of the existing Suezmax tanker fleet, and 10.0 million dwt, or 20.9% of the existing product tanker fleet, were 20 or more years old.

     The fall in tanker freight rates has led to increasing scrapping activity as well as restraint in ordering new tonnage as compared to the previous two years. Tanker sales for scrap totaled about 16.7 million dwt in 1999, more than double the amount sold for scrap in 1998, while new orders totaled 14.9 million dwt. The sales for scrap include 36 VLCCs and 22 Suezmaxes. Tanker scrapping activity has been strong in the first two months of 2000 as about 6.0 million dwt of tonnage was sold for scrap, including 8 Suezmaxes and 15 VLCCs. Tanker scrapping activity should continue at high levels given the relatively high orderbook, the tanker fleet age, high bunker prices which penalize fuel inefficient old tonnage, an expensive fifth special survey and stricter environmental regulations.

     World oil demand increased by about 0.9 million barrels per day (b/d) in 1999, and is expected to grow by about 2.0 million b/d in 2000. The expected increases reflect further oil demand growth in industrialized areas and the Pacific region as economic activity is recovering from the recent financial crisis. World oil inventories increased substantially in 1998, especially in the first half of the year, but fell for most of 1999 and currently are at very low levels. World commercial oil stocks at the end of 1999 are at the low level prevailing at the end of 1996. As a result of the current very low oil inventory levels and the expected considerable world oil demand gains in 2000, a substantial increase of oil production by OPEC and non-OPEC producers will be necessary this year. Most of the oil production gains are expected in West Africa, Latin America and the long-haul Middle East.

  Product Tanker Overview

     Freight rates in the product tanker market fell throughout 1999 and in the fourth quarter were at the lowest level since the same period in 1992. This was the result of product tanker fleet expansion, product inventory reductions, and moderate world oil demand growth as the economies of western Europe slowed down and oil demand in southeast Asia, though improving, was still below the level prevailing prior to the recent economic crisis.

     The world product tanker fleet increased and totaled 48.1 million dwt at the end of 1999, up by 2.9 million dwt or 6.4% from the year-end 1998 level, while tonne-mile demand for product tankers increased by only 2.0%. The product tanker orderbook stood at 4.3 million dwt or 8.9% of the existing product tanker fleet. Approximately 3.0 million dwt are scheduled for delivery in 2000, 1.0 million dwt in 2001 and the balance in the year 2002 and beyond.

     Following large OPEC and non-OPEC oil production cuts, world commercial oil inventories at year-end 1999 have fallen to the low levels prevailing at the end of 1996. At the same time, oil inventories in the three major markets--United States, Europe and Japan--are at the lowest levels in over ten years.

     Oil stocks are expected to decrease further in the first quarter of 2000 with the fall expected to be larger than the same period last year. The stock declines are expected to be more concentrated in the Atlantic region and mostly in products (distillate and gasoline). As a result, tight distillate and gasoline markets in the U.S. and Western Europe will create opportunities for more oil product cargoes from the long-haul Middle East as well as more cargoes from Asia to U.S. West Coast.

     The supply/demand imbalance prevailing in the product tanker trades is expected to persist in the short-term given the relatively high newbuilding deliveries this year. However, prospects for recovery in the product tanker sector may be enhanced given the relatively low total orderbook for delivery in the next few years, and some fundamental changes in the pattern of product trades.

     Furthermore, oil product import requirements are expected to increase in the three major world oil consuming areas (North America, Western Europe and the Pacific region) in the next few years, as oil demand growth is expected to exceed refinery capacity in these areas. In addition, a substantial amount of new refinery capacity in South and Southeast Asia in the next few years will cover part of the increasing oil demand in this area, lowering product import requirements from the Middle East. This will increase oil product exports from the Middle East to longer haul Western destinations, namely the U.S. and Western Europe, increasing product tanker tonne-mile demand.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The discussion that follows explains the Company's operating results in terms of net voyage revenues and TCE. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). TCE are voyage revenues less voyage expenses in a spot charter or voyage revenues in a time charter because fluctuations in voyage revenues and expenses occur based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than for a time charter. Under a voyage, or spot charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

FOR THE YEARS ENDED DECEMBER 31, 1999 VERSUS DECEMBER 31, 1998

     Net voyage revenues of $33.9 million for the year ended December 31, 1999 decreased by a net $7.4 million from $41.3 million for the year ended December 31, 1998. Net voyage revenues of $41.3 million for the year ended December 31, 1998 decreased by a net $14.1 million from $55.4 million for the year ended December 31, 1997. Net voyage revenues for the years ended December 31, 1999, 1998 and 1997 are as follows by market segments in which OMI primarily operates.

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                 1999        1998        1997
                                                ------      ------      ------
                                                      (IN MILLIONS)
VOYAGE REVENUES:
  Crude Oil Fleet .........................     $ 78.1      $ 98.5      $ 72.7
  Product Carrier Fleet ...................       37.5        50.6        67.9
  All Other ...............................        0.3         0.1         1.4
                                                ------      ------      ------
      Total ...............................     $115.9      $149.2      $142.0
                                                ======      ======      ======
VESSEL AND VOYAGE EXPENSES: (1)
  Crude Oil Fleet (2) .....................     $ 59.1      $ 72.8      $ 51.5
  Product Carrier Fleet ...................       22.6        34.6        34.2
  All Other ...............................        0.3         0.5         0.9
                                                ------      ------      ------
      Total ...............................     $ 82.0      $107.9      $ 86.6
                                                ======      ======      ======
NET VOYAGE REVENUES:
  Crude Oil Fleet .........................     $ 19.0      $ 25.7      $ 21.2
  Product Carrier Fleet ...................       14.9        16.0        33.7
  All Other ...............................       (0.0)       (0.4)        0.5
                                                ------      ------      ------
      Total ...............................     $ 33.9      $ 41.3      $ 55.4
                                                ======      ======      ======

----------

(1)  Includes charter hire expenses.

(2)  Excludes provision for loss on lease obligations of $6.2 million.

     Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

  Crude Oil Tanker Fleet

     At December 31, 1999, the crude fleet consisted of three wholly owned Suezmaxes, one aframax vessel and three chartered-in Suezmaxes; one vessel is on time charter and the remaining vessels are currently operating in the spot market. During 1999, five wholly owned vessels were classified on the Balance Sheet as held for sale at June 30, 1999, of which four vessels were sold and one (aframax) vessel was contracted to be sold in December 1999. Additionally, one of OMI's three wholly owned Panamax vessels carried crude oil in both 1999 and 1998 and the other two Panamax vessels began carrying crude oil in May 1998 and July 1998. At December 31, 1998, OMI owned seven Suezmaxes, one aframax and chartered-in two Suezmax vessels. During 1998 and January 1999, four new Suezmax vessels were delivered (the first one June 1998), a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                          1999        1998
                                                         -----        -----
                                                          (IN MILLIONS)
      CRUDE FLEET:
      NEW SUEZMAXES:
      TCE revenues ..............................        $34.8        $36.6
      Operating expenses ........................          7.0          3.9
      Charter hire expense ......................         15.2         22.2
                                                         -----        -----
      Net voyage revenues .......................        $12.6        $10.5
                                                         =====        =====
      AFRAMAX/PANAMAXES:
      TCE revenues ..............................        $15.5        $14.9
      Operating expenses ........................          8.7          6.7
      Charter hire expense ......................          0.0          0.0
                                                         -----        -----
      Net voyage revenues .......................        $ 6.8        $ 8.2
                                                         =====        =====
      OLD SUEZMAXES: (1)
      TCE revenues ..............................        $ 6.6        $21.6
      Operating expenses ........................          7.0         11.3
      Charter hire expense ......................          0.0          3.3
                                                         -----        -----
      Net voyage revenues .......................        $(0.4)       $ 7.0
                                                         =====        =====
      Total Crude Fleet Net Voyage Revenues .....        $19.0        $25.7
                                                         =====        =====

----------

(1) Four vessels included in this category in 1998 and 1999 were sold during 1999. One vessel chartered-in in 1998 was redelivered December 1998.

     The COLUMBIA, a newly built Suezmax tanker, was delivered to the Company in January 1999. The vessel operated in the spot market during the six months ended June 30, 1999 and at that date was sold in a sale/leaseback transaction. The COLUMBIA was bareboat chartered back to OMI and continues to operate in the spot market.

     Net voyage revenues for the crude oil fleet of $19.0 million for the year ended December 31, 1999 decreased a net of $6.7 million from net voyage revenues of $25.7 million for the year ended December 31, 1998. Decreases in net voyage revenues in the crude fleet of approximately $14.9 million were primarily attributable to lower earnings from the four vessels sold in 1999, in addition to lower earnings from a vessel sold in August 1998, lower earnings in 1999 for the aframax vessel operating in the spot market and two Panamax vessels with higher operating expenses in 1999, and lower earnings from chartered-in vessels, particularly one which was drydocked in 1999 and earned a lower TCE compared to 1998.

     Decreases in the crude oil fleets's net voyage revenue were offset in part by increases aggregating $8.2 million from primarily three items. First, the earnings of four new Suezmax vessels delivered in 1998 and 1999. Second, the increase in time charter revenue from a Panamax vessel operating in a marketing pool in 1999 and 1998. The final item was the redelivery in December 1998 of a chartered-in vessel, which incurred losses last year.

  Product Carrier Fleet

     The product carrier fleet consisted of twelve handysize vessels at December 31, 1999 and ten handysize vessels in 1998. In November 1997, May 1998 and July 1998 OMI placed its three Panamax vessels which previously carried clean products, into a marketing pool. Decreases in the product carrier fleet in the first half of 1999 pertain in part to two of the Panamaxes which were carrying clean products in the first half 1998 and thereafter carried crude oil (included in the crude oil fleet's operating results) in 1999.


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                            1999          1998
                                                            -----        -----
                                                              (IN MILLIONS)
      CLEAN FLEET:
      PRODUCTS (IPC POOL IN 1999):
      TCE revenues .....................................    $29.9        $38.5
      Operating expenses ...............................     17.5         22.5
      Charter hire expense .............................      0.0          0.0
                                                            -----        -----
      Net voyage revenues ..............................    $12.4        $16.0
                                                            =====        =====
      PRODUCTS-ON TIME CHARTER (DELIVERED IN 1999):
      TCE revenues .....................................    $ 3.4        $ 0.0
      Operating expenses ...............................      0.9          0.0
      Charter hire expense .............................      0.0          0.0
                                                            -----        -----
      Net voyage revenues ..............................    $ 2.5        $ 0.0
                                                            =====        =====
      TOTAL CLEAN FLEET NET VOYAGE REVENUE .............    $14.9        $16.0
                                                            =====        =====

     During the year ended December 31, 1999, seven of the Company's handysize product tankers were employed in the spot market and three were on time charter. However, since May 1, 1999, these vessels have been time chartered (at the conclusion of their previous charters) to a newly formed joint venture, IPC, described in the Market Alliance section above. Time charter rates from this venture reflect spot market charter rates since they are adjusted periodically with pool profits.

     Net voyage revenues of $14.9 million for the year ended December 31, 1999 decreased a net of $1.1 million from net voyage revenues of $16.0 million for the year ended December 31, 1998. Decreases in net voyage revenues in 1999 resulted primarily from lower TCE's for three vessels previously time chartered from 1998 until August 1999 when they began operating in the IPC pool. This decrease in net voyage revenues was partially offset by increased earnings from the two new product carriers delivered July and September 1999 which began operating on profitable time charters beginning from their delivery dates.

OTHER OPERATING EXPENSES.

     The Company's operating expenses, other than vessel, voyage and charter hire expenses consist of provision for loss on lease obligations, depreciation and amortization and general and administrative ("G & A") expenses. For the year ended December 31, 1999, these expenses increased $5.5 million to $40.6 million, from $35.1 million for the year ended December 31, 1998.

     The provision for loss on lease obligations of $6.2 million was recorded at June 30, 1999 and relates to OMI's chartered-in vessels. As part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that its current lease obligations for the vessels exceeded their undiscounted forecasted future net cash flows. The loss was measured by the excess of the future lease payments, as set forth in the lease agreement, over the vessels' estimated forecasted future cash flows over the lease terms.

     Increases in operating expenses for the year ended 1999 were partially offset by net decreases of $0.5 million in depreciation expense from the sale of four vessels in 1999 and the sale of a Suezmax tanker in August 1998. Increases offsetting decreases in depreciation expense related to depreciation for three Suezmax tankers delivered in 1998 and two product carriers delivered in 1999. G & A expense decreased by $0.2 million during the year ended December 31, 1999 compared to the year ended December 31, 1998.

OTHER (EXPENSE) INCOME.

     Other (expense) income consists of (loss) gain on disposal/write down of assets-net, loss on disposal/write down of joint venture investments, interest expense, interest income and other-net. Net other expense increased by $70.0 million from $4.2 million for the year ended December 31, 1998 to $74.2 million for the year ended December 31, 1999.

     (Loss) gain on disposal/write down of assets-net was a loss of $48.7 million for the year ended December 31, 1999 compared to a gain on sale of a vessel in August 1998 of $6.5 million during the year ended December 31, 1998. Losses due to the sale of five vessels in 1999 aggregated $17.3 million, which included four older Suezmax vessels (built in 1974 and 1975) that were sold for scrap and the COLUMBIA which was sold in a sale/leaseback transaction on June 30, 1999 at a loss of $2.0 million. Vessels to be disposed of at December 31, 1999, resulted in a loss of $31.4 million. The write down of vessels includes the realization of the cumulative translation adjustment for $7.4 million. The adjustment relates to two vessels whose functional currency until July 1990 was not U.S. dollars.

     Loss on disposal/write down of joint venture investments was $7.8 million for the year ended December 31, 1999. As mentioned in the Recent Activities section, OMI disposed of its White Sea joint venture effective September 29, 1999 at a loss of approximately $0.9 million and wrote down another joint venture investment, which was terminated in 1999 by $0.3 million also in September 1999. OMI's investment in Geraldton was written down to its net realizable value of $2.7 million and is included in Assets to be disposed of on the Consolidated Balance Sheet. A loss on disposal of OMI's investment in Geraldton of $6.6 million was recorded at December 31, 1999.

     Interest expense increased $6.8 million for the year ended December 31, 1999 in comparison to the year ended December 31, 1998. The additional interest expense was primarily due to additional borrowings to finance six newbuildings (including one which was delivered and $37.5 million financed during January 1999 and subsequently sold and repaid June 30, 1999 in a sale /leaseback transaction) and correspondingly a decrease in the capitalization of interest on construction in progress. (See Financing Activities).

     During February 2000, MTC paid OMI $5.1 million in full settlement of a note which was due in November 2003. At December 31, 1999, the note receivable of $5.1 million was included with Other receivables in current assets. A loss of $1.2 million was recorded in the Consolidated Statements of Operations included in Other-net for the year ended December 31, 1999.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES.

     Equity in operations of joint ventures decreased $4.2 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease in 1999 was primarily attributable to lower earnings from two joint ventures, one which operates one ULCC vessel that was in drydock during the first half of 1999 and earned lower revenues due to declines in TCE rates in 1999 and the other joint venture owning one Suezmax vessel also experienced a decline in spot rates and was sold on September 29, 1999.

     During 1999, the Company received an aggregate of $2.5 million in dividends from joint ventures, $2.0 million from Amazon Transport, Inc. and $0.5 million from White Sea. During 1999, OMI paid $0.6 million in capital contributions to one of its joint ventures.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     During the second quarter 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded for the year ended December 31, 1999 as a cumulative effect of change in accounting principle. The change in the Company's method of revenue recognition for voyages from the load-to-load basis to the discharge-to-discharge basis is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with estimating location of the next load port under the load-to-load basis. Voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port.

BALANCE SHEET

     In January 1999, the Company took delivery of a newly constructed double-hulled Suezmax tanker, the COLUMBIA. At December 31, 1998, there was a balance in Construction in Progress of $17.7 million relating to the COLUMBIA which was recorded to Vessels upon delivery in 1999. The COLUMBIA was then sold June 30, 1999 for $54.0 million in a sale/leaseback transaction. The $54.0 million proceeds reduced debt incurred in January 1999 of $35.0 million and OMI has a long-term note receivable for $6.0 million from the sale of the vessel. Additionally, the

Company maintains $2.0 million in escrow and $5.5 million in cash as collateral for a standby letter of credit as required by the lease agreement (see Commitments). The aggregate $7.5 million is included in Other assets and deferred charges.

     Decreases in Other assets and deferred charges resulted in part from an extraordinary loss of $1.3 million, which was recorded for the year ended December 31, 1999 and relates to the write-off of the balance of unamortized finance fees on debt that was refinanced in February 2000.

     The delivery of the two new product tankers during 1999 increased Vessels by an aggregate of approximately $57.0 million, decreased Construction in progress by $11.9 million, increased Long-term debt by $36.4 million and decreased cash by approximately $8.7 million.

     Assets to be disposed of, aggregating $91.0 million, include nine vessels with an aggregate net realizable value of $88.3 million and an investment in a joint venture of $2.7 million at December 31, 1999. The effects of the write down of the nine vessels in 1999 were as follows: decreases to Vessels of $216.4 million, Accumulated depreciation of $98.6 million, Other assets and deferred charges of $9.2 million related to the write-off of the remaining balances for vessels prepaid drydock and goodwill, cumulative translation adjustment of $7.4 million and decreases in retained earnings for the loss on disposal/write down of assets of $31.4 million. The effects of the adjustment to $2.7 million net realizable value for the Geraldton investment, which was to be disposed of, was a decrease in Investment in, and advances to joint ventures of $10.5 million, an increase in Other receivables of $1.2 million relating to a dividend received from the venture and decreases in retained earnings for the loss on write down of Geraldton of $6.6 million.

     The effects of the disposal of four older Suezmax vessels in 1999 were as follows: cash proceeds of $11.0 million, decreases to Vessels of $52.3 million, Accumulated depreciation of $32.3 million, Other assets and deferred charges of $6.3 million related to the write-off of the remaining balances for vessels prepaid drydock and goodwill, and decreases in retained earnings for the loss on disposal of assets of $15.3 million.

     Decreases in Investments in, and advances to joint ventures, other than from the disposal of Geraldton, primarily relate to decreases in Investments in two joint ventures that paid dividends of $2.5 million, as a return on investment in 1999 offset partially by additional investment in joint ventures of $0.6 million. Additionally, the disposal/ write down of two ventures decreased Investment in joint ventures by $3.6 million.

     Increases in the Current portion of long-term debt at December 31, 1999, includes $46.5 million related to debt associated with assets to be disposed of in accordance with the refinancing agreement with banks completed in February 2000 (see Liquidity and Capital Resources).

     The cumulative effect of the change in accounting principle for freight on voyage charters as of January 1, 1999 on the Company's Consolidated Balance Sheets was to increase Current assets by $1.5 million, decrease Other liabilities by $1.2 million and increase total Stockholders' equity by $2.7 million.

FOR THE YEARS ENDED DECEMBER 31, 1998 VERSUS DECEMBER 31, 1997

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $41.3 million for the year ended December 31, 1998 decreased by a net of $14.1 million from $55.4 million for the year ended December 31, 1997.

  Product Carrier Fleet

     The product carrier fleet consisted of thirteen vessels (ten handysize and three Panamaxes) at December 31, 1998 and 1997. Rates in the product market began to decline in the second half of 1997, and to minimize decreases due to rate declines in the short-term, OMI placed three Panamaxes which previously carried clean products, into a marketing pool. Decreases in the product carrier fleet in 1998 pertaining to the Panamaxes relate to a part of the year in which two of the vessels were carrying clean products and the remainder of the decrease relates to decreased rates earned for these vessels in 1998 in comparison to 1997.

     Net voyage revenues decreased by $17.7 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decreases were due primarily to the market declines. Other decreases in this fleet relate to the three Panamaxes with decreases in net voyage revenue of approximately $4.4 million which were included in the crude oil fleet's earnings for the entire 1998 year for one vessel and approximately twelve months in aggregate for the other two vessels. Additionally, aggregate net voyage revenues decreased approximately $2.7 million in the first half of 1998 compared to 1997 for the two Panamax vessels when they were operating as "clean" product carriers. Additional decreases in 1998 net voyage revenues were related to six product carriers drydocked for an aggregate of 138 days in 1998 versus four vessels for an aggregate of 89 days in 1997.

  Crude Oil Tanker Fleet

     At December 31, 1998, the crude fleet consisted of eight wholly owned vessels (seven Suezmaxes, and one aframax) and two chartered-in Suezmaxes; all but one of the vessels were operating in the spot market. In 1997, OMI owned six Suezmaxes, one aframax and chartered-in four vessels (one beginning in May 1997 as part of a sale/leaseback transaction and the other three beginning in the fourth quarter of 1997). During 1998, three new Suezmax vessels were delivered and operated an aggregate of 511 days, a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

     Net voyage revenues of $25.7 million generated by the crude tanker fleet increased a net of $4.5 million for the year ended December 31, 1998 from $21.2 million for the year ended December 31, 1997. The net increase in net voyage revenues can be attributed to three reasons: three Panamaxes with net voyage revenue of $4.4 million which had been carrying clean products in 1997, net voyage revenues of approximately $6.8 million from three Suezmax vessels delivered in the summer of 1998 and an increase in the net voyage revenues due to higher freight rates in 1998 earned by the aframax vessel (which also incurred 22 days offhire in 1997). Net voyage revenues were reduced by decreases in revenues for the remainder of the fleet as a result of: lower rates in the spot market in 1998 due to the lower demand for oil, decreases of $3.8 million in net voyage revenues earned from three of the four vessels chartered-in during 1998, decreases of $2.0 million from the sale of the Suezmax vessel in August 1998 and decreased revenue due to an aggregate of 77 more offhire days in 1998 compared to 1997 primarily relating to drydocking. The net voyage revenues earned by the vessels chartered-in were substantially less due to lower current market rates than those prevailing when the leases were fixed.

OTHER OPERATING EXPENSES

     For the year ended December 31, 1998, operating expenses decreased $0.1 million to $35.1 million, from $35.2 million for the year ended December 31, 1997. The net decrease was due to a decline in G & A expenses of $1.7 million primarily because of relocation accruals and additional professional fees for the anticipated spin off of the Company included in the 1997 expenses. The decrease in G & A expenses was offset by a net increase of $1.6 million in depreciation expense from the delivery of three Suezmax tankers in 1998, offset by the sale of a Suezmax tanker in August 1998 and a liquid petroleum gas carrier ("LPG") vessel in May 1997.

OTHER (EXPENSE) INCOME

     Net other expense decreased by $4.4 million (51 percent decrease) from $8.6 million to $4.2 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. Gain on sale of assets-net increased $5.6 million due to the gain on the sale of a Suezmax tanker in August 1998 compared to the gain on sale in March 1997 of an LPG vessel. Interest expense decreased by $0.7 million for the year ended December 31, 1998 compared to 1997. The decrease in interest expense was primarily due to increases in the capitalization of interest on construction in progress and less interest expense from repayment of debt for the vessel sold in August 1998 offset by interest expense on additional borrowings upon delivery of three newbuildings. Other-net of $0.9 million expense for the year 1998 represents a litigation settlement for a vessel which was sold in 1996.

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

EQUITY IN OPERATIONS OF JOINT VENTURES.

     Equity in operations of joint ventures increased by $2.9 million to $3.7 million for the year ended December 31, 1998 compared to $0.8 million for the year ended 1997. The net increase was primarily attributed to better operating results for a vessel operating in a 49.0 percent owned venture, in addition to increase earnings in 1998 due to a loss on sale of a vessel in 1997 owned by a
49.9 percent joint venture of approximately $10.5 million (OMI's portion of the loss was approximately $5.1 million) offset in part by the gain on the sale of a vessel in the same venture of $1.9 million (OMI's portion of the gain was approximately $0.9 million).

     During 1998, the Company received an aggregate of $3.4 million in dividends from joint ventures, $2.0 million from Amazon Transport, Inc. ("Amazon") and $1.4 million from White Sea Holdings, Ltd. ("White Sea"). Additionally, during November 1998, OMI received cash of $3.0 million upon dissolution of a 49 percent owned joint venture and recorded a loss of $0.7 million from the dissolution of a 25 percent equity interest in a joint venture.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $7.4 million at December 31, 1999 decreased $15.3 million from cash and cash equivalents of $22.7 million at December 31, 1998. The Company's working capital of $43.9 million at December 31, 1999 increased $42.0 million from working capital of $1.9 million at December 31, 1998. Current assets increased $74.1 million and current liabilities increased $32.1 million. Current assets increased by $91.0 million for Assets to be disposed of at December 31, 1999, and decreased $15.3 million in cash and cash equivalents. Current liabilities increased primarily in current portion of long-term debt associated with assets to be disposed of at December 31, 1999. Net cash provided by operating activities decreased $9.6 million to $8.1 million for the year ended December 31, 1999 compared to net cash provided by operating activities of $17.7 million for the year ended December 31, 1998 (see Results of Operations).

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of vessels that no longer fit the Company's strategy. Cash used by investing activities was $43.7 million for the year ended December 31, 1999, a decrease of $56.1 million from cash used by investing activities of $99.8 million for the year ended December 31, 1998. Cash used by investing activities decreased in 1999 primarily due to decreases in additions to vessels of $56.4 million resulting from the delivery of the three new Suezmax vessels in 1998 aggregating $138.9 million, compared to the 1999 additions aggregating $90.9 million. The 1999 additions to vessels primarily were due to payments relating to the delivery of the COLUMBIA of $38.3 million, the delivery of two product carriers for $45.2 million and construction in progress for a Suezmax tanker of $5.9 million (other increases of $14.3 million in construction in progress were non monetary, OMI issued stock). Proceeds from disposal of assets increased $20.4 million relating to the sale of a Suezmax vessel in August 1998 compared to the disposal of four 1970's built vessels for scrap in 1999. Decreases in investing activities were partially offset by increases relating to notes receivable of $9.0 million, cash paid to escrow of $7.5 million and other increases in 1999.

  Financing Activities

     Cash provided by financing activities was $20.3 million for the year ended December 31, 1999, compared to cash provided by financing activities of $74.2 million for the year ended December 31, 1998. In 1999, there were $113.1 million in principal payments on long-term and short-term debt and $133.7 million in proceeds from borrowings. The payments in 1999 included $69.6 million for short-term financing and working capital borrowings; $37.5 million for the COLUMBIA (delivered in January and sale/leaseback in June 1999) and $6.0 million for required payments on three credit facilities and the 7% Convertible Note. The proceeds in 1999 included $37.5 million for the COLUMBIA, $21.2 million for the SEINE (delivered in July), $16.0 million for ISERE (delivered in September) and $59.0 million for short-term financing and working capital borrowings.

     As of December 31, 1999, OMI had an aggregate of $260.6 million in floating rate credit facilities and revolving lines of credit. The following paragraphs below describe these facilities and revolving lines of credit that OMI used during 1999, which were refinanced in February 2000. On February 11, 2000, OMI completed its refinancing with its previous lenders for a credit agreement in the amount of $264.5 million. Prior to the refinancing and at December 31, 1999, OMI was not in compliance with certain of its covenants under previous credit agreements. The effect of the refinancing revises debt covenants, interest rate margins and principle amortization. There are two primary facilities under the new agreement. Facility A is in the amount of $218.0 million and matures five years from the drawdown date. It will be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $5.0 million and the remaining six installments in the amount of $12.5 million, in addition to a balloon payment in the amount of $123.0 million as the last installment on maturity. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 1.75% and is secured by thirteen vessels. Facility B is in the amount of $46.5 million and is a short-term facility which matures two years after the drawdown date. The principle of this Facility will be repaid with proceeds on the sale of vessels secured by this facility which are vessels to be disposed of on the Consolidated Balance Sheets at December 31, 1999. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 2% and is secured by six vessels and OMI's interest in its 49 percent owned joint venture. A third facility provides for certain lenders to repay a portion of Facility A in the event certain mortgage insurance is not obtained.

     At December 31, 1999, vessels and shares in a joint venture with a net book value of $385.4 million have been pledged as collateral (under the new credit agreement) on long-term debt issues.

     An extraordinary loss of $1.3 million was recorded for the year ended December 31, 1999. This loss relates to the write-off of the balance of unamortized finance fees on debt which was refinanced in February 2000.

     Certain of the loan agreements, including the new credit agreement, of the Company contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

     On February 28, 1999, the Company obtained a $25.0 million revolving line of credit secured by five vessels, four of which were sold during the year, and shares in a joint venture company. The revolving credit facility was used for working capital and other general corporate purposes, and bore interest at LIBOR plus a margin ranging from 1.375%-1.75%. The facility had a balance of $6.5 million at December 31, 1999.

     The Company had a credit facility, which was assumed from Old OMI (currently MTC), that provided for a line of credit amounting to $99.1 million at December 31, 1999. The credit facility was secured by eleven vessels. The Notes under the credit facility bore interest at LIBOR plus a margin ranging from 0.60%-0.95%, which was computed based on OMI's funded debt to equity ratio and interest coverage ratio.

     On June 4, 1998, the Company entered into a secured revolving credit agreement to refinance two Panamax tankers and to finance a new product carrier upon delivery. On June 9, 1998, the Company drew down $16.0 million to refinance the two Panamax tankers. The $16.0 million was to be repaid in quarterly installments of $0.8 million over the next five years and bore interest at LIBOR plus a margin ranging from 0.65%- 0.95%, which was computed based on the Company's funded debt to capitalization ratio. On September 15,1999, $16.0 million was drawn down to finance a new product carrier. The balance of the loan at December 31, 1999 was $26.8 million.

    On June 4, 1998, the Company entered into a $71.5 million secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35.8 million was drawn to finance the first vessel, and on August 7, 1998, $35.8 million was drawn to finance the second vessel. Each drawdown was to be repaid by semi-annual payments of $1.3 million beginning 18 months after the initial drawdown and a balloon of $13.8 million ten years after the initial drawdown date. The facility bore interest at LIBOR plus a margin ranging from 0.85%- 0.95%. At December 31, 1999, the outstanding loan balance was $70.2 million.

    On July 6, 1998, the Company entered into an agreement, as amended, for a $37.8 million secured reducing revolving credit facility to finance a Suezmax tanker upon its delivery from the yard. The Company drew down $37.8 million on July 20, 1998 to finance the newbuilding. The availability under this facility was to be reduced by 14 semi-annual reductions of 3.9% of the original facility, and the remaining balance is due at maturity, which is ten years after the initial drawdown. The facility bore interest at LIBOR plus a margin ranging from 0.60%-1.05%. At December 31, 1999 the outstanding loan balance was $36.9 million.

     During December 1998, the Company entered into an agreement with a lender for a $60.0 million revolving credit facility. The revolving credit facility was to be used to finance, on an interim basis, the acquisition of vessels and would be secured by such vessels. Amounts drawn on the revolving credit facility was to be repaid no later than six months after drawdown. The facility bore interest at LIBOR plus a margin ranging from 1.00%- 1.75% which is computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37.5 million under this facility to finance the acquisition of a Suezmax newbuilding, which was repaid in June 1999. On July 15, 1999, $21.2 million was drawn down to finance a new product carrier, and this balance remained at December 31, 1999.

COMMITMENTS

     At December 31, 1999, the Company had two remaining construction contracts for two Suezmax tankers with capitalized costs at delivery for the first vessel in March 2000 of approximately $46.2 million and expected capitalized costs at delivery in May 2000 of $51.0 million. As of December 31, 1999, total capitalized costs for these vessels aggregated $25.3 million.

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a standby letter of credit in September 1999, which will increase by $750,000 per quarter in the first year and by $500,000 per quarter in the second year to a maximum of $9.0 million. The letter of credit will serve as additional collateral for the Company's obligation under the lease. OMI has guaranteed a minimum resale or residual value for this vessel at the end of the lease. At December 31, 1999, the impact of the guarantee is not expected to be material.

     In May 1997, the Company sold the ALTA (a Suezmax crude oil carrier) for approximately $39.9 million and leased back the vessel for five years. The gain on the sale of approximately $15.7 million has been deferred and is being credited to income as an adjustment to lease expense over the term of the lease. As of December 31, 1999, the deferred gain on sale was $7.5 million.

     OMI was a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner until the sale of OMI's interest in the venture during the first quarter 2000. Such debt was approximately $13.5 million at December 31, 1999; OMI's guaranty of such debt was approximately $6.7 million.

     The Company and its joint venture partners have committed to fund any working capital deficiencies that may be incurred by their joint venture investments. As of December 31, 1999, no such deficiencies have been funded.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board Statement ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends and supercedes Statements previously issued. The Company does not expect that the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

YEAR 2000

     OMI successfully transitioned into the Year 2000 without any Y2K-related service disruptions. Although considered unlikely, the Company could be affected by Y2K problems by the Company's customers, suppliers and other third parties. OMI will continue to monitor the situation and take action as necessary to remedy any problems, which might occur and ensure all processes continue to function properly. As of December 31, 1999, the Y2K Project cost approximately $0.2 million related to financial systems. The cost that relates to fixture of ships software and hardware has been minimal. Additionally, the Company paid $0.3 million, not included in the estimated budget for financial systems, towards new financial applications implementation which included the hardware, software and support fees. Based on responses received from vendors, to date, the Company is not aware of any significant investments in assets that are not Y2K compliant.

     To date, OMI has not identified any material risks of not being year 2000 compliant. However, if a risk should subsequently arise, the Company would remedy it. The Company relies on vendor guarantees that critical systems are Y2K compliant and has not had any noncompliance thus far. OMI has full maintenance contracts with all its vendors in the case of any system problem they are required to resolve such problems within a reasonable amount of time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

     The Company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt and related interest rate swaps. At December 31, 1999, the majority of the $267.7 million debt was floating rate debt, which totaled $260.6 million. A one percent increase in the floating rate would increase interest expense by $2.6 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $7.1 million as of December 31, 1999. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.1 million.

     The Company has an interest rate swap agreement to manage its exposure with interest rates by locking in fixed interest rate from floating rates. At December 31, 1999, there was one swap with at notional principal of $10.0 million, which matures in June 2000. The Company would have had to pay $0.1 million to terminate the agreement as of December 31, 1999. Since the agreement matures in 2000 and the terms of the contract are known, the maximum exposure to the interest rate swap is $0.1 million.


                                     INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
OMI CORPORATION AND SUBSIDIARIES:
Consolidated Statements of Operations and Comprehensive Income
  for the three years ended December 31, 1999 ........................................................   24
Consolidated Balance Sheets as of December 31, 1999 and 1998 .........................................   25
Consolidated Statements of Cash Flows for the three years ended December 31, 1999 ....................   27
Consolidated Statements of Changes in Stockholders' Equity for the
  three years ended December 31, 1999 ................................................................   28
Notes to Consolidated Financial Statements ...........................................................   29
Independent  Auditors' Report ........................................................................   46
Quarterly Results of Operations (unaudited) ..........................................................   47

FINANCIAL STATEMENTS OF SIGNIFICANT INVESTEES OF OMI CORPORATION AND SUBSIDIARIES:

AMAZON TRANSPORT, INC.
Balance Sheets as of December 31, 1999 and 1998 ......................................................   48
Statements of Income for the three years ended December 31, 1999 .....................................   49
Statements of Cash Flows for the three years ended December 31, 1999 .................................   50
Notes to Financial Statements ........................................................................   51
Independent Auditors' Report .........................................................................   52


WHITE SEA HOLDINGS LTD.
Balance Sheets at September 29, 1999 (unaudited) and December 31, 1998 ...............................   53
Statements of Income and Retained Earnings for the period January 1, 1999 to September 29, 1999
   (unaudited) and for the years ended December 31, 1998 and December 31, 1997 .......................   54
Statements of Cash Flows for the period January 1, 1999 to September 29, 1999
   (unaudited) and for the years ended December 31, 1998 and December 31, 1997 .......................   55
Notes to Financial Statements ........................................................................   56
Independent Auditors' Report .........................................................................   58

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND COMPREHENSIVE INCOME
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                          ------------------------------------------
                                                                                             1999           1998            1997
                                                                                          ---------       ---------       ---------
REVENUES (Note 4) ..................................................................      $ 115,992       $ 149,228       $ 141,985
                                                                                          ---------       ---------       ---------
OPERATING EXPENSES:
  Vessel and voyage ................................................................         66,842          82,368          77,686
  Charter hire .....................................................................         15,234          25,529           8,906
  Depreciation and amortization ....................................................         23,835          24,314          22,675
  Provision for loss on lease obligations (Note 10) ................................          6,229            --              --
  General and administrative .......................................................         10,486          10,773          12,540
                                                                                          ---------       ---------       ---------
Total operating expenses ...........................................................        122,626         142,984         121,807
                                                                                          ---------       ---------       ---------
OPERATING (LOSS) INCOME ............................................................         (6,634)          6,244          20,178
                                                                                          ---------       ---------       ---------
OTHER (EXPENSE) INCOME:
  (Loss) gain on disposal/write down of assets-net (Notes 9, 11, 12) ...............        (48,692)          6,485             885
  Loss on disposal/write down of joint venture investments (Note 4) ................         (7,771)           --              --
  Interest expense .................................................................        (17,945)        (11,118)        (11,756)
  Interest income ..................................................................          1,455           1,346           2,222
  Other-net (Note 2) ...............................................................         (1,209)           (882)           --
                                                                                          ---------       ---------       --------
  Net other expense ................................................................        (74,162)         (4,169)         (8,649)
                                                                                          ---------       ---------       ---------
  (Loss) income before income taxes, equity in operations of joint ventures, extraordinary loss and cumulative effect of
    change in accounting principles ................................................        (80,796)          2,075          11,529
  Provision (benefit) for income taxes (Note 13) ...................................            475         (37,158)          5,407
                                                                                          ---------       ---------       ---------
  (Loss) income before equity in operations of joint ventures, extraordinary loss and cumulative effect of change in
    accounting principles ..........................................................        (81,271)         39,233           6,122
  Equity (loss) in operations of joint ventures (Note 4) ...........................           (510)          3,684             737
                                                                                          ---------       ---------       ---------
(Loss) income before extraordinary loss and cumulative effect
  of change in accounting principles ...............................................        (81,781)         42,917           6,859
Extraordinary loss (Note 5) ........................................................         (1,253)           --              --
                                                                                          ---------       ---------       ---------
(Loss) income before cumulative effect of change in accounting
  principles .......................................................................        (83,034)         42,917           6,859
Cumulative effect of change in accounting principles, net of
  income tax provision (Notes 7, 8) ................................................          2,729            --            10,063
                                                                                          ---------       ---------       ---------
NET (LOSS) INCOME ..................................................................        (80,305)         42,917          16,922
OTHER COMPREHENSIVE INCOME:
  Realization of cumulative translation adjustment (Note 12) .......................         (7,442)           --              --
  Reversal of deferred income taxes on cumulative translation
    adjustment .....................................................................           --             2,530            --
                                                                                          ---------       ---------       ---------
  COMPREHENSIVE (LOSS) INCOME ......................................................      $ (87,747)      $  45,447       $  16,922
                                                                                          =========       =========       =========
BASIC (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary loss and cumulative effect
    of change in accounting principles .............................................      $   (1.94)      $    1.01       $    0.16
  Extraordinary loss ...............................................................          (0.03)           --              --
  Cumulative effect of change in accounting principles .............................           0.07            --              0.23
                                                                                          ---------       ---------       ---------
NET (LOSS) INCOME ..................................................................      $   (1.90)      $    1.01       $    0.39
                                                                                          =========       =========       =========
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
  (Loss) income before extraordinary loss and cumulative effect
    of change in accounting principles .............................................      $   (1.94)      $    1.00       $    0.16
  Extraordinary loss ...............................................................          (0.03)           --              --
  Cumulative effect of change in accounting principles .............................           0.07            --              0.23
                                                                                          ---------       ---------       ---------
NET (LOSS) INCOME ..................................................................      $   (1.90)      $    1.00       $    0.39
                                                                                          =========       =========       =========



                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                     ASSETS

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1999        1998
                                                                      --------    --------
CURRENT ASSETS:

Cash, including cash equivalents of:
    1999-$5,172; 1998-$10,166 ......................................  $  7,381    $ 22,698

Receivables:
    Traffic ........................................................     9,245      12,842
    Other (Note 2) .................................................     9,136       2,733

Assets to be disposed of (Notes 4, 12) .............................    90,996        --
Prepaid drydock expense (Note 8) ...................................       250       3,550
Other prepaid expenses and other current assets ....................     4,187       5,272
                                                                      --------    --------
        Total current assets .......................................   121,195      47,095
                                                                      --------    --------
VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
Vessels (Note 5) ...................................................   331,988     543,040
Construction in progress (Note 19) .................................    25,340      34,733
Other property .....................................................     2,354       1,407
                                                                      --------    --------
      Total vessels, construction in progress and other property ...   359,682     579,180
      Less accumulated depreciation ................................    42,926     150,585
                                                                      --------    --------
      Vessels, construction in progress and other property-net .....   316,756     428,595
                                                                      --------    --------
INVESTMENTS IN, AND ADVANCES TO JOINT VENTURES (Note 4) ............    11,519      25,507

NOTES RECEIVABLE (Note 9) ..........................................     9,262       6,604

OTHER ASSETS AND DEFERRED CHARGES (Note 8) .........................    13,683      22,326
                                                                      --------    --------
  TOTAL ............................................................  $472,415    $530,127
                                                                      ========    ========

                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,
                                                                       --------     --------
                                                                         1999         1998
                                                                       --------     --------
CURRENT LIABILITIES:

  Accounts payable .................................................   $  7,017     $  2,520

  Accrued liabilities:
    Voyage and vessel ..............................................      4,285       11,438

    Interest .......................................................      2,762        4,007

    Other ..........................................................      5,190        2,571

  Deferred gain on sale of vessel (Note 9) .........................      3,151        3,151

  Current portion of long-term debt (Notes 5, 6) ...................     54,834       21,494
                                                                       --------     --------
        Total current liabilities ..................................     77,239       45,181
                                                                       --------     --------

OTHER LIABILITIES ..................................................      3,034        3,496

LONG-TERM DEBT (Notes 2, 5, 6) .....................................    212,913      225,653

DEFERRED GAIN ON SALE OF VESSEL (Note 9) ...........................      4,363        7,514

DEFERRED INCOME TAXES (Note 13) ....................................      3,100        3,100

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY:
  Common stock, $0.50 par value; 150,000,000 shares
    authorized; shares issued and outstanding: 1999-49,394,000
    1998-43,694,000 (Notes 3, 7, 16, 18) ...........................     24,697       21,847
  Capital surplus (Note 2) .........................................    218,869      207,469
  Retained (deficit) earnings (Note 2) .............................    (62,966)      17,465
  Cumulative translation adjustment (Note 12) ......................       --          7,442
  Treasury stock (Note 18) .........................................     (8,834)      (9,040)
                                                                       --------     --------
        Total stockholders' equity .................................    171,766      245,183
                                                                       --------     --------
  TOTAL ............................................................   $472,415     $530,127
                                                                       ========     ========

                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      1999            1998          1997
                                                                   ---------      ---------      ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income ............................................   $ (80,305)     $  42,917      $  16,922
  Adjustments to reconcile net (loss) income to net
    cash (used) provided by operating activities:
      Extraordinary loss .......................................       1,253           --             --
      Cumulative effect of change in accounting
        principles, net of tax .................................      (2,729)          --          (10,063)
      Decrease in deferred income taxes ........................        --          (39,850)        (2,314)
      Depreciation and amortization ............................      23,835         24,314         22,675
      Loss (gain) on disposal/write down of assets--net ........      48,692         (6,485)          (885)
      Loss on disposal/write down of joint venture
        investments ............................................       7,771           --             --
      Net intercompany transactions ............................        --            1,337         11,357
      Amortization of deferred gain on sale of vessel ..........      (3,151)        (3,151)        (1,940)
      Provision for loss on lease obligations--net of
        amortization ...........................................       4,845           --             --
      Loss (equity) in operations of joint ventures--net
        of dividends received ..................................       1,940           (254)            (2)
  Changes in assets and liabilities:
      Decrease (increase) in receivables and other
        current assets .........................................       8,664         (2,460)        (4,532)
      (Decrease) increase in accounts payable and
        accrued liabilities ....................................      (4,087)         8,292          2,508
      Advances from joint ventures--net ........................       2,665           (185)          (254)
      (Increase) decrease in other assets and deferred
        charges ................................................         (95)        (3,347)         4,092
      Decrease in other liabilities ............................      (1,299)          (240)        (1,220)
      Payable to parent--net ...................................        --           (3,217)       (16,687)
      Other ....................................................          80           --             --
                                                                   ---------      ---------      ---------
          Net cash provided by operating activities ............       8,079         17,671         19,657
                                                                   ---------      ---------      ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
      Proceeds from disposition of vessels and other
        property ...............................................      65,250         44,877         38,977
      Additions to vessels and other property ..................     (90,999)      (147,407)       (55,285)
      Proceeds from dispositions of joint ventures .............       1,561          2,989         32,301
      Issuance of notes receivable .............................      (9,000)          --             --
      Investments in joint venture .............................        (637)          (247)          (343)
      Escrow of funds ..........................................      (7,548)          --             --
      Proceeds from notes receivable ...........................         424           --             --
      Other ....................................................      (2,769)          --             --
                                                                   ---------      ---------      ---------
          Net cash (used) provided by investing activities .....     (43,718)       (99,788)        15,650
                                                                   ---------      ---------      ---------
CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from issuance of long-term and
        short-term debt ........................................     133,698        171,300           --
      Payments on long-term and short-term debt ................    (113,098)       (87,070)       (24,732)
      Purchase of treasury stock ...............................        --           (9,040)          --
      Capital contribution from Old OMI ........................        --             --            4,100
      Payments for debt issue costs ............................        (278)          (983)          (123)
                                                                   ---------      ---------      ---------
          Net cash provided (used) by financing activities .....      20,322         74,207        (20,755)
                                                                   ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........     (15,317)        (7,910)        14,552
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................      22,698         30,608         16,056
                                                                   ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $   7,381      $  22,698      $  30,608
                                                                   =========      =========      =========


                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER      COMPRE-    TOTAL
                                     COMMON STOCK                 RETAINED      NET                  COMPRE-    HENSIVE-    STOCK-
                                   -----------------     CAPITAL   EARNING  INTERCOMPANY  TREASURY   HENSIVE     INCOME     HOLDERS'
                                   SHARES    AMOUNT      SURPLUS  (DEFICIT) TRANSLATIONS   STOCK     INCOME     (LOSS)      EQUITY
                                   ------   --------    --------   --------   --------     ------    ------    --------    --------

BALANCE AT JANUARY 1, 1997 ......  42,709   $ 21,355    $238,363   $(42,374)  $ 28,146               $4,912                $250,402
Comprehensive income:
  Net income ....................                                    16,922                                    $ 16,922      16,922
  Net change in valuation                                                                                          --
    account .....................                                                                              --------
Comprehensive income ............                                                                              $ 16,922
                                                                                                               ========
Capital contribution of
  intercompany account balance
  with parent ...................                          4,100                                                              4,100
Retirement of partner's equity
  interest in joint venture .....                            777                                                                777
Net intercompany transactions ...                                               11,357                                       11,357
Issuance of common stock ........     375        187        (187)                                                              --
                                   ------   --------    --------   --------    -------               ------                --------
BALANCE AT DECEMBER 31, 1997 ....  43,084     21,542     243,053    (25,452)    39,503                4,912                 283,558
Comprehensive Income:
  Net Income ....................                                    42,917                                    $ 42,917      42,917
  Reversal of deferred income
    taxes on cumulative
    translation adjustment ......                                                                     2,530       2,530       2,530
                                                                                                               --------
Comprehensive income ............                                                                              $ 45,447
                                                                                                               ========
Capital distribution of net
  intercompany account balance
  with parent (Note 2) ..........                        (76,119)                                                           (76,119)
Net intercompany transactions ...                                                1,337                                        1,337
Capital distribution of net
  intercompany transactions
  with parent (Note 2) ..........                         40,840               (40,840)                                        --
Exercise of stock options .......      50         25         (25)                                                              --
Issuance of common stock ........     560        280        (280)                                                              --
Purchase of treasury stock
  (Note 18) .....................                                                         $(9,040)                           (9,040)
                                   ------     ------     -------     ------    -------     ------    ------                 -------
BALANCE AT DECEMBER 31, 1998 ....  43,694     21,847     207,469     17,465       --       (9,040)    7,442                 245,183
Comprehensive loss:
  Net loss ......................                                   (80,305)                                   $(80,305)    (80,305)
  Realization of cumulative
    translation adjustment
    (Note 12) ...................                                                                    (7,442)     (7,442)     (7,442)
                                                                                                               --------
Comprehensive loss ..............                                                                              $(87,747)
                                                                                                               ========
Issuance of common stock
  (Note 11) .....................   5,700      2,850      11,400                                                             14,250
Issuance of treasury stock
  (Note 18) .....................                                      (126)                  206                                80
                                   ------    -------    --------   --------    -------    -------    ------                --------
BALANCE AT DECEMBER 31, 1999 ....  49,394    $24,697    $218,869   $(62,966)   $  --      $(8,834)   $ --                  $171,766
                                   ======    =======    ========   ========    =======    =======    ======                ========


                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
          (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business--OMI Corporation ("OMI" or the "Company"), is a bulk shipping company incorporated in the Republic of the Marshall Islands, which provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company is a successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") to OMI Corp.'s shareholders of one share of UBC common stock for each share of OMI Corp. ("Old OMI") common stock. The Distribution separated Old OMI into two publicly-owned companies. In connection with the Distribution, the Company's common stock was recapitalized with 150,000,0000 shares authorized (par value 50 cents), with 43,084,000 shares outstanding. This recapitalization has been reflected for the earliest year presented. OMI Corporation operates what was OMI Corp.'s foreign shipping businesses under the management of certain officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

     Basis of Presentation--The accompanying consolidated financial statements reflect the results of operations, financial position, changes in stockholders' equity and cash flows of OMI and subsidiaries.

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

     Reclassifications--Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

     Principles of Consolidation--The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company's interest is 50 percent or less and where it is deemed that the Company's ownership gives it significant influence over operating and financial policies, are accounted for by the equity method.

     Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date as compared to estimated total voyage costs. Estimated losses on voyages are provided for in full at the time such losses become evident.

     Effective January 1, 1999, OMI changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from load-to-load to the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because (a) it is the predominant method for shipowners, and (b) it eliminates the uncertainty associated with the location of the next load port (See Note 7).

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method, expenses are capitalized and amortized over the survey cycle, which is generally a two to five year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates (See Note 8).

     Vessels, Construction in Progress and Other Property--Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. The useful lives of the vessels range from 20 to 25 years. Salvage value is based upon a vessel's lightweight tonnage multiplied by a scrap rate.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $1,384,000 in 1999, $3,762,000 in 1998 and $2,207,000 in 1997.

     Other property and leasehold improvements are amortized on the straight-line method over the terms of the lease or estimated useful lives of the assets.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. In the event that facts and circumstances indicate that the carrying amount of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel's carrying value to determine if a write down to fair value is required.

     Goodwill--Goodwill, included in Other Assets and Deferred Charges, recognized in business combinations accounted for as purchases, was $1,827,000 and $11,079,000 at December 31, 1999 and 1998, respectively, and is being amortized over the remaining lives of assets, which were acquired in such combinations. During 1999, $8,600,000 of goodwill was charged to loss on disposal/write down of assets for vessels sold (See Note 11) and for vessels to be disposed of at December 31, 1999 (See Note 12). The carrying value of goodwill is reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period in order to ensure that the carrying value of goodwill has not been impaired.

     Earnings (Loss) Per Common Share--Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share" which was adopted for interim and annual reports. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with Basic and Diluted EPS. Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Federal Income Taxes--Management estimated that the distribution of shares to the shareholders of Old OMI would result in Federal income taxes becoming payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on previously excluded foreign ("Subpart F") income and on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes (other than adjustments to previously reported amounts), $38,887,000 of the balance of deferred income taxes was credited to income in 1998, leaving a balance of $3,100,000 (See Notes 2 and 13).

     Stock Options--The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting of Stock Issued to Employees" in accounting for its employee stock options, and other stock based awards. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized (See Note 16).

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     Newly Issued Accounting Standards--In June 1999, the Financial Accounting Standards Board Statement ("FASB") issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends and supercedes Statements previously issued. The Company does not expect that the adoption of SFAS 133 will have a material effect on the Company's financial condition of results of operations.

NOTE 2--DISTRIBUTION

     As part of the Distribution, OMI was party to certain agreements with MTC, including the following:

     Distribution Agreement--The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6.4 million, which was equivalent in value to the principal amount of the Senior Notes then outstanding. During February 2000, MTC paid $5.1 million in full settlement of the note, which was due in 2003. As a result, a loss of $1,209,000 was recorded in the Consolidated Statements of Operations for the year ended December 31, 1999 in Net other expense. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI will have sole responsibility for claims arising out of its respective activities after the Distribution.

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

     Prior to Distribution--Prior to the distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense (net of tax benefit) were allocated to OMI (formerly UBC) and its subsidiaries based upon the value of the vessel collateralizing the debt. The changes in allocated corporate debt, the after-tax allocated interest expense and the after tax allocated general and administrative expenses have been included as Net intercompany transactions in Stockholders' equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods up to June 17, 1998.

     Net intercompany transactions represent an aggregate of allocations for income taxes, interest expense on unsecured corporate debt and general corporate purposes. As of the Distribution date, the cumulative balances of the Net intercompany transactions of $40,840,000 were credited to Capital Surplus and the balance at June 17, 1998 in Receivable from parent-net aggregating $76,119,000 was charged to Capital Surplus. Included in the net receivable from parent was the assumption by OMI (formerly UBC) of the revolving line of credit, the assumption of the 10.25% Senior Notes and the 7% convertible note due 2004 (See Note 5).

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 3--EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options (See Note 16) using the treasury stock method and the conversion of the 7% convertible note due 2004 (See Note 5), to the extent dilutive.

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                 1999            1998           1997
                                                                -------         -------        -------
Basic earnings per share:
  Weighted average common shares outstanding ...........         42,250          42,671         42,914
                                                                =======         =======        =======
Diluted earnings per share:
  Weighted average common shares outstanding ...........         42,250          42,671         42,914
  7% Convertible Note ..................................           --              --              407
  Options ..............................................           --               189            336
                                                                -------         -------        -------
  Weighted average common shares--diluted ..............         42,250          42,860         43,657
                                                                =======         =======        =======
Basic (loss) earnings per common share:
  Net (loss) income before extraordinary loss and
    cumulative effect of change in accounting principles        $ (1.94)        $  1.01        $  0.16
  Extraordinary loss ...................................          (0.03)            --             --
  Cumulative effect of change in accounting
    principles, net of income tax provision ............           0.07             --            0.23
                                                                -------         -------        -------
Net (loss) income per common share .....................        $ (1.90)        $  1.01        $  0.39
                                                                =======         =======        =======
Diluted (loss) earnings per common share:
  Net (loss) income before extraordinary loss and
    cumulative effect of change in accounting
    principles .........................................        $ (1.94)        $  1.00        $  0.16
  Extraordinary loss ...................................          (0.03)            --             --
  Cumulative effect of change in accounting
    principles, net of income tax provision ............           0.07             --            0.23
                                                                -------         -------        -------
Net (loss) income per common share .....................        $ (1.90)        $  1.00        $  0.39
                                                                =======         =======        =======

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share in 1999 and 1998 because the average price of OMI's stock was less than the stock conversion price of $7.285. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share because the grant prices exceeded the average price of OMI stock in 1999.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4--INVESTMENTS IN JOINT VENTURES

      The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                          PERCENT OF
                                                           OWNERSHIP
                                                          -----------
Alliance Chartering LLC ..............................      50.0(1)
Amazon Transport, Inc. ("Amazon") ....................      49.0
Gainwell Investments Ltd ("Gainwell")  ...............      25.0(2)
Geraldton Navigation Company Inc. ("Geraldton") ......      49.9(3)
International Product Carriers Limited ("IPC") .......      50.0(4)
Kanejoy Corporation ("Kanejoy") ......................      49.9(2)
Mosaic Alliance Corporation ("Mosaic") ...............      49.9(5)
OMI-Heidmar Shipping Ltd. ("OMI-Heidmar") ............      50.0(6)
White Sea Holdings Ltd. ("White Sea") ................      49.0(7)
----------

(1)  The venture was begun on May 8, 1998.
(2)  Liquidated January 27, 1999.
(3)  The Company sold its interest to its partner in March 2000.
(4) The venture was formed on April 15, 1999, and began operating effective May 1, 1999.
(5)  Partner's interest acquired on December 10, 1997.
(6)  The Company sold its interest to its partner on August 17, 1999.
(7)  The Company sold its interest to its partner on September 29, 1999.

     At December 31, 1999, OMI wrote down its investment in Geraldton to its net realizable value of approximately $2,700,000. The investment is to be liquidated in 2000. A dividend of $2,421,000 was paid in 2000 of which OMI's portion was $1,209,000. A loss of $6,605,000 was recorded in the Company's Consolidated Statements of Operations at December 31, 1999 relating to the disposal of this investment in 2000.

     On September 29, 1999, OMI sold its 49 percent share in its White Sea joint venture for approximately $2,427,000, of which $1,560,000 cash was received in October 1999. A loss of $867,000 was recorded from the sale of the venture.

     In 1999, the Company chartered ten vessels for an aggregate of $14,237,000 to IPC. This amount is included in the revenue of the Company since the operations of IPC are not consolidated. Voyage revenues from IPC in 1999 in aggregate were 12 percent of OMI's consolidated revenues. The revenues are received by IPC from numerous customers into a pool which is divided among the vessels in the pool.

     In 1999 and 1998, the Company chartered three vessels for an aggregate of $4,227,000 and $6,720,000, respectively, to OMI-Heidmar. This amount is included in the revenue of the Company since the operations of OMI-Heidmar are not consolidated. During 1999, the Company wrote down its investment in OMI-Heidmar by $299,000, as the partners agreed to dissolve this venture in June 1999.

     For the years ended December 31, 1999 and 1998, aggregate revenues of $6,333,000 and $17,385,000, respectively, included in the Consolidated Statements of Operations related to vessels chartered to a company partially owned by an individual who was a Director of OMI.

     On March 14, 2000, OMI announced it was an investor in MarineProvider ASA, which will offer on line services to shipowners, including bunker and supply acquisition. The Company invested approximately $500,000 in the first quarter of 2000.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 4--INVESTMENTS In JOINT VENTURES (CONTINUED)

     In November 1998, Gainwell sold the property it owned at a loss. Gainwell repaid its outstanding obligations with proceeds from the sale, including an outstanding loan with Kanejoy, another joint venture. Gainwell and Kanejoy were both liquidated in January 1999, OMI received $2,989,000 cash from return of capital in its Kanejoy venture, and recorded a loss from Gainwell of $678,000.

     In September 1997, Mosaic sold a vessel to one of its joint venture partners (the majority shareholder) at a loss, of which OMI's proportionate share was $5,244,000.On December 10, 1997, Mosaic acquired that shareholder's interest in the venture for cash of $32,332,000 and 50.1 percent of the stock in its subsidiary (Kanejoy) with a proportionate book value of $3,501,535, and Mosaic became a 100 percent owned subsidiary of OMI.

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1999        1998       1997
                                                           --------    -------     --------
Results of operations:
  Revenues ..............................................  $80,263     $55,698     $41,804
  Operating (loss) income ...............................     (795)      9,637      10,762
  Loss on disposal of assets--net .......................       --        (423)     (8,765)
  Cumulative effect of change in accounting principle ...      245          --       1,196
  Net income ............................................    1,005       7,626       2,502



                                                               DECEMBER 31,
                                                           ---------------------
                                                              1999        1998
                                                           ---------    --------
Net Assets:
  Current assets .........................................  $19,221     $19,888
  Vessels and other property--net ........................   44,404      51,824
  Other assets ...........................................    2,244       2,402
                                                            -------     -------
  Total assets ...........................................   65,869      74,114
                                                            -------     -------

Less:

  Current liabilities ....................................   10,353      10,880
  Long-term debt .........................................   11,786      13,450
  Other liabilities ......................................    1,232       1,243
                                                            -------     -------
  Total liabilities ......................................   23,371      25,573
                                                            -------     -------
Shareholders' and partners' equity .......................  $42,498     $48,541
                                                            =======     =======

     Dividends received from joint ventures were as follows:


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             1999        1998        1997
                                                          ---------    ---------   --------
White Sea ..............................................   $  490       $1,470       $735
Amazon(1) ..............................................    1,960        1,960         --
                                                           ------       ------       ----
  Total ................................................   $2,450       $3,430       $735
                                                           ======       ======       ====

------------

(1)  OMI contributed $637,000 to Amazon during 1999.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt payable to banks consists of the following:


                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                        1999        1998
                                                                     ---------   ---------
Loans under bank credit agreements at a margin plus variable
  rates of the London Interbank Offering Rate ("LIBOR")(1) .......   $260,646    $239,790
10.25% Unsecured Senior Notes due 2003 ...........................      4,357       4,357
7.00% Convertible Note due 2004 ..................................      2,744       3,000
                                                                     --------    --------
    Total ........................................................    267,747     247,147
                                                                     --------    --------
Less current portion of long-term debt:
  Scheduled amortization payments of debt ........................      8,334      21,494
  Debt related to Assets to be disposed of .......................     46,500         --
                                                                     --------    --------
    Total Current Portion ........................................     54,834      21,494
                                                                     --------    --------
Long-term debt ...................................................   $212,913    $225,653
                                                                     ========    ========


-----------

(1) Rates at December 31, 1999 were 6.468 percent to 7.875percent (including margins).

     Rates at December 31, 1998 were 5.6384 percent to 6.60 percent (including margins).

     As of December 31, 1999, OMI had an aggregate of $260,646,000 in floating rate credit facilities and revolving lines of credit. The following paragraphs below describe these facilities and revolving lines of credit that OMI used during 1999, which were refinanced in February 2000. On February 11, 2000, OMI completed its refinancing with its previous lenders for a credit agreement in the amount of $264,500,000. Prior to the refinancing and at December 31, 1999, OMI was not in compliance with certain of its covenants under previous credit agreements. The effect of the refinancing revises debt covenants, interest rate margins and principal amortization. There are two primary facilities under the new agreement. Facility A is in the amount of $218,000,000 and matures five years from the drawdown date. It will be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $5,000,000 and the remaining six installments in the amount of $12,500,000, in addition to a balloon payment in the amount of $123,000,000 as the last installment on maturity. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 1.75% and is secured by thirteen vessels. Facility B is in the amount of $46,500,000 and is a short-term facility which matures two years after the drawdown date. The principal of this Facility will be repaid with proceeds on the sale of vessels secured by this facility which are classified as vessels to be disposed of on the Consolidated Balance Sheets at December 31, 1999. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 2% and is secured by six vessels and OMI's interest in its 49 percent owned joint venture. A third facility provides for certain lenders to repay a portion of Facility A in the event certain mortgage insurance is not obtained.

     An extraordinary loss of $1,253,000 was recorded for the year ended December 31, 1999. This loss relates to the write-off of the balance of unamortized finance fees on debt which was refinanced in February 2000.

     Aggregate maturities during the next five years under the new credit agreement and continued fixed rate debt from December 31, 1999 are $54,834,000, $10,539,000, $28,577,000, $29,896,000 and $25,539,000.

     During the years ended December 31, 1999, 1998 and 1997 interest paid totaled approximately $19,202,000, $8,070,000 and $6,734,000, respectively.

     Certain of the loan agreements, including the new credit agreement of the Company contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restrict the ability of the Company to pay dividends. These loan

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies.

     Each of the following loan facilities terminated with the completion of the refinancing described above.

     On February 28, 1999, the Company obtained a $25,000,000 revolving line of credit secured by five vessels, four of which were sold during the year, and shares in a joint venture company. The revolving credit facility was used for working capital and other general corporate purposes, and bore interest at LIBOR plus a margin ranging from 1.375%-1.75%. The facility had a balance of $6,450,000 at December 31, 1999.

     The Company had a credit facility, which was assumed from Old OMI (currently MTC), that provided for a line of credit amounting to $99,090,000 at December 31, 1999. The credit facility was secured by eleven vessels. The Notes under the Credit Facility bore interest at LIBOR plus a margin ranging from 0.60%-0.95%, which was computed based on OMI's funded debt to equity ratio and interest coverage ratio.

     On June 4, 1998, the Company entered into a secured revolving credit agreement to refinance two Panamax tankers and to finance a new product carrier upon delivery. On June 9, 1998, the Company drew down $16,000,000 to refinance the two Panamax tankers. The $16,000,000 was to be repaid in quarterly installments of $800,000 over the next five years and bore interest at LIBOR plus a margin ranging from 0.65%-0.95%, which was computed based on the Company's funded debt to capitalization ratio. On September 15, 1999, $16,000,000 was drawn down to finance a new product carrier. The balance of the loan at December 31, 1999 was $26,800,000.

     On June 4, 1998, the Company entered into a $71,500,000 secured revolving credit facility to finance two Suezmax tankers upon their delivery from the yard. On June 9, 1998, $35,750,000 was drawn to finance the first vessel, and on August 7, 1998, $35,750,000 was drawn to finance the second vessel. Each drawdown was to be repaid by semi-annual payments of $1,294,000 beginning 18 months after the initial drawdown and a balloon of $13,750,000 ten years after the initial drawdown date. The facility bore interest at LIBOR plus a margin ranging from 0.85%-0.95%. At December 31, 1999, the outstanding loan balance was $70,206,000.

     On July 6, 1998, the Company entered into an agreement, as amended, for a $37,800,000 secured reducing revolving credit facility to finance a Suezmax tanker upon its delivery from the yard. The Company drew down $37,800,000 on July 20, 1998 to finance the newbuilding. The availability under this facility was to be reduced by 14 semi-annual reductions of 3.9% of the original facility, and the remaining balance was due at maturity, which was to be ten years after the initial drawdown. The facility bore interest at LIBOR plus a margin ranging from 0.60%-1.05%. At December 31, 1999 the outstanding loan balance was $36,900,000.

     During December 1998, the Company entered into an agreement with a lender for a $60,000,000 revolving credit facility. The revolving credit facility was to be used to finance, on an interim basis, the acquisition of vessels and would be secured by such vessels. Amounts drawn on the revolving credit facility were to be repaid no later than six months after drawdown. The facility bore interest at LIBOR plus a margin ranging from 1.00%-1.75% which was computed based on the Company's funded debt to total capitalization ratio and interest coverage ratio. On January 14, 1999, the Company drew down $37,498,000 under this facility to finance the acquisition of a Suezmax newbuilding, which was repaid in June 1999.On July 15, 1999, $21,200,000 was drawn down to finance a new product carrier, and this balance remained at December 31, 1999.

     At December 31, 1999, vessels and shares in a joint venture with a net book value of $385,426,000 have been pledged as collateral on long-term debt issues.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

     OMI has entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had one interest rate swap agreement with a commercial bank at December 31, 1999 and three at December 31, 1998. These agreements effectively change the Company's interest rate exposure on floating rate loans to fixed rates ranging from 6.98 percent to 8.475 percent. The differential to be paid or received is recognized as an adjustment to interest expense over the lives of the agreements. The remaining swap agreement matures in June 2000. The changes in the notional principal amounts are as follows:

                                                              DECEMBER 31,
                                                          -------------------
                                                            1999        1998
                                                          --------    -------
Notional principal amount, beginning of the year .......  $32,700     $32,700
Reductions of notional amounts .........................  (22,700)       --
                                                          -------     -------
Notional principal amount, end of the year .............  $10,000     $32,700
                                                          =======     =======

     Interest expense pertaining to interest rate swaps for the years ended December 31, 1999, 1998 and 1997 was $296,000, $718,000 and $765,000,
respectively.

     The Company is exposed to credit loss in the event of non-performance by other parties to the interest rate swap agreements. However, OMI does not anticipate non-performance by the counter-parties.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:


                                                               DECEMBER 31,
                                             ----------------------------------------------
                                                     1999                     1998
                                             ---------------------    ---------------------
                                              CARRYING      FAIR        CARRYING     FAIR
                                                VALUE      VALUE         VALUE       VALUE
                                             ---------    -------      ---------   --------
Cash and cash equivalents ................   $  7,381    $  7,381      $ 22,698    $ 22,698
Notes receivable .........................     14,362      14,362         6,604       6,604
Total debt ...............................    267,747     267,700       247,147     247,156

Unrecognized financial instruments:
  Interest rate swaps in a net
   payable position ......................                     88                       399


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

NOTE 7--CHANGE IN ACCOUNTING FOR VOYAGE REVENUE

     Prior to 1999, voyage freight for vessels operating on voyage charters was accounted for on a load-to-load basis. Under this method, voyage revenue is recognized evenly over the period from arrival of the vessel at the first load port to arrival at the next load port. Under this method of revenue recognition it is necessary to assume the next load port to complete the revenue recognition cycle.

     Effective January 1, 1999, OMI changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from load-to-load to discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. The change in revenue recognition policy is a more reliable method in recognizing voyage

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--CHANGE IN ACCOUNTING FOR VOYAGE REVENUE--(CONTINUED)

revenue as it eliminates the uncertainty associated with the location of the next load port. The cumulative effect of this accounting change is shown separately in the Consolidated Statements of Operations and resulted in income of $2,729,000 or $0.07 per basic and diluted earnings per share. The cumulative effect of this change in accounting principle as of January 1, 1999 on the Company's Consolidated Balance Sheets was to increase total assets by $1,490,000, decrease total liabilities by $1,239,000 and increase total stockholders' equity by $2,729,000.

     The years ended December 31, 1998 and 1997 were previously presented using the load-to-load method of accounting for voyages. Pro forma amounts for these years assuming discharge-to-discharge had been retroactively applied are summarized as follows:


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                    1998                1997
                                                                -----------          -----------
Net income ...................................................    $42,612             $18,778
                                                                  -------             -------
Basic earnings per share:
  Net income before cumulative effect of change
   in accounting principle ...................................    $  1.00             $  0.20
  Cumulative effect of change in accounting
   principle--net of tax .....................................        --                 0.23
                                                                  -------             -------
  Net income .................................................    $  1.00             $  0.43
                                                                  =======             =======
Diluted earnings per share:

  Net income before cumulative effect of
    change in accounting principle ...........................    $  0.99             $  0.20
  Cumulative effect of change in accounting
    principle--net of tax ....................................         --                0.23
                                                                  -------             -------
  Net income .................................................    $  0.99             $  0.43
                                                                  =======             =======



NOTE 8--ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

     Effective January 1, 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel's survey cycle. Under the prepaid method, survey and drydock expenses are capitalized and amortized over the two to five year period until the next cycle. Management believes the prepaid method better matches costs with revenues and minimizes any significant changes in estimates associated with the accrual method. The cumulative effect of this accounting change is shown separately in the Consolidated Statements of Operations and resulted in income of $10,063,000 (net of income taxes of $5,419,000).

     The cumulative effect of this change in accounting principle as of January 1, 1997 on the Company's balance sheet was to increase total assets by $8,272,000, decrease total liabilities by $1,791,000 and increase total stockholder's equity by $10,063,000.

NOTE 9--OPERATING LEASES

     Total rental expense was $16,080,000, $25,820,000 and $8,877,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Leases are for vessels and office space.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--OPERATING LEASES (CONTINUED)

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 1999, are as follows:

          2000 ..........................................     $25,700
          2001 ..........................................      23,673
          2002 ..........................................       7,723
          2003 ..........................................         686
          2004 ..........................................         688
          Thereafter ....................................       1,353
                                                              -------
            Total .......................................     $59,823
                                                              =======

     On January 19, 1999, the COLUMBIA, a new double-hulled Suezmax tanker was delivered. The vessel, which had a book value of $55,992,000, was sold on June 30, 1999 for $54,000,000 in a sale/leaseback transaction. The COLUMBIA was then chartered back from the purchaser over a period of three years. The resulting lease is being accounted for as an operating lease.

     Under the agreement, the Company is responsible for operating expenses and is required to maintain $2,000,000 in escrow over the lease term, and a standby letter of credit, which commenced September 1999.The standby letter of credit is increased by $750,000 per quarter in the first year and by $500,000 per quarter in the second year to a maximum of $9,000,000. The letter of credit is additional collateral for the Company's obligation under the charter. As of December 31, 1999, the escrow and the standby letter of credit aggregated $7,500,000 and was included in Other Assets and deferred charges on the Consolidated Balance Sheet.

     In May 1997, the Company sold the ALTA (a Suezmax crude oil carrier) for approximately $39,900,000 and leased back the vessel for five years. The gain on the sale of approximately $15,700,000 has been deferred and is being credited to income as an adjustment to lease expense over the term of the lease. As of December 31, 1999, the deferred gain on sale was $7,514,000. The lessor has the option to cancel the lease after two years with the payment of a $1,000,000 termination fee.

    Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues to be received subsequent to December 31, 1999 on these time charters are $16,133,000 in 2000 and $8,230,000 in 2001.

NOTE 10--PROVISION FOR LOSS ON LEASE OBLIGATIONS

    During 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that its current lease obligations for vessels exceeded its undiscounted forecasted future net cash flows. The loss was measured by the excess of the future lease payments, as set forth in the lease agreements, over the vessels estimated forecasted future cash flows over the lease term. It was determined that an impairment loss for its leases should be recognized, and a provision of $6,229,000 was recorded in June 1999.The loss is reported as a separate item in the Consolidated Statements of Operations. The liability for the impairment is being amortized to charter hire expense over the remaining term of the leases.

NOTE 11--ACQUISITIONS AND DISPOSALS OF VESSELS

    The SEINE and the ISERE, two new product tankers, were delivered in July and September 1999, respectively. Both vessels immediately went on time charter for two years.

                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 11--ACQUISITIONS AND DISPOSALS OF VESSELS (CONTINUED)

     On October 29, 1999, OMI agreed to acquire from Mega Tankers Newbuilding AS, a Suezmax newbuilding. The purchase price of the vessel is approximately $46,180,000.The Company issued 5,700,000 shares on November 24, 1999 to the seller and an additional 599,998 shares in February 2000 of OMI common stock valued at $2.50 per share. On March 15, 2000, OMI entered into a $27,000,000 credit facility to finance this vessel upon delivery from the yard. The remaining balance, which is approximately $3,430,000, was also paid upon delivery.

     In July, August and November 1999, four Suezmax vessels, three built in 1975 and one built in 1974, were sold for scrap. These vessels were written down to their estimated net realizable values in the period ended June 30, 1999. Adjustments to the loss on disposal of assets were recorded at the sale dates. On August 20, 1998, the Company sold the TANANA for approximately $45,000,000 at a gain of $6,485,000. On March 12, 1997, OMI sold its liquid petroleum gas carrier for gain of approximately $1,000,000.

     (Loss) gain on disposal/write down of assets-net consists of the following:


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                             1999         1998       1997
                                                          ---------     -------     ------
(Loss) gain on sale of vessels ........................   $(17,398)     $6,485       $885
Loss on write down of vessels (See Note 12) ...........    (31,294)        --         --
                                                          --------      ------       ----
  Total ...............................................   $(48,692)     $6,485       $885
                                                          ========      ======       ====


NOTE 12--VESSELS TO BE DISPOSED OF

     As of December 31, 1999, the Company planned to dispose of nine vessels, eight vessels with a net realizable value of $84,034,000 and one aframax with a net realizable value of $4,262,000. These vessels were written down in December 1999 (the aframax was written down in June 1999 and adjusted in December 1999) to their estimated market values, and the loss was included in the loss on disposal/write down of assets (see Note 11) at that time. The write down of vessels includes the reversal of the cumulative translation adjustment for $7,442,000. The adjustment relates to two vessels whose functional currency until July 1990 was not U.S. dollars. In December 1999, the Company contracted to sell its aframax vessel with a delivery date scheduled for the end of the first quarter.

     As a result of the current market condition and estimated losses on the disposal of certain vessels, the Company re-evaluated the carrying value of its remaining vessels under the provisions of SFAS No. 121 and concluded that no further write downs were necessary.

NOTE 13--INCOME TAXES

     A summary of the components of the provision (benefit) for income taxes excluding the cumulative effect of change in accounting principle is as follows:


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1999      1998          1997
                                                             ------   --------      ---------
Current provision .......................................    $475     $  1,729      $7,721
Deferred tax benefit ....................................      --      (38,887)     (2,314)
                                                             ----     --------      ------
Provision(benefit) for income taxes .....................    $475     $(37,158)     $5,407
                                                             ====     ========      ======


                        OMI CORPORATION AND SUBSIDIARIES

          (ALL TABULAR AMOUNT ARE IN THOUSANDS, EXCEPT PER SHARE DATA)

     The provision (benefit) for income taxes on income (loss) varies from the statutory rates due to the following:


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1999       1998        1997
                                                            -------   ---------   ----------
Provision at statutory rate(1) ............................   $ --    $  1,204     $4,293
Reversal of deferred income taxes .........................     --     (38,887)        --
Equity in earnings of joint ventures (other than
  Amazon/White Sea) net of dividends declared .............     --         525      1,114
Other(2) ..................................................    475          --         --
                                                              ----    --------     ------
Provision (benefit)for income taxes .......................   $475    $(37,158)    $5,407
                                                              ====    ========     ======


----------

(1) 1998 includes income before income taxes of $3,540,000 through June 17, 1998 after which OMI was no longer a taxable entity.

(2)  1999 provision reflects adjustment to actual for 1998 taxes.

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

NOTE 14--FINANCIAL INFORMATION RELATING TO SEGMENTS

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

                        OMI CORPORATION AND SUBSIDIARIES

         (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 14--FINANCIAL INFORMATION RELATING TO SEGMENTS (CONTINUED)

     The following is a summary of the operations by major operating segments for the three years ended December 31, 1999:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    1999           1998            1997
                                                                  ---------      ---------      ---------
REVENUES:
  Crude Oil Tanker Fleet .......................................  $  78,143      $  98,517      $  72,678
  Product Carrier Fleet ........................................     37,570         50,649         67,919
  Other ........................................................        279             62          1,388
                                                                  ---------      ---------      ---------
                                                                  $ 115,992      $ 149,228      $ 141,985
                                                                  =========      =========      =========
OPERATING (LOSS) INCOME:
  Crude Oil Tanker Fleet(1) ....................................  $    (515)     $  13,135      $  12,409
  Product Carrier Fleet ........................................      3,235          3,704         16,447
                                                                  ---------      ---------      ---------
                                                                      2,720         16,839         28,856
  General and administrative expense not allocated to vessels ..     (8,331)        (7,089)        (7,931)
  Other ........................................................     (1,023)        (3,506)          (747)
                                                                  ---------      ---------      ---------
      Total ....................................................  $  (6,634)     $   6,244      $  20,178
                                                                  =========      =========      =========
IDENTIFIABLE ASSETS:
  Crude Oil Tanker Fleet .......................................  $ 234,140      $ 252,741      $ 164,344
  Product Carrier Fleet ........................................    192,625        203,537        201,126
                                                                  ---------      ---------      ---------
                                                                    426,765        456,278        365,470
  Investments in, and advances to joint ventures ...............     14,218         25,507         27,810
  Cash and cash equivalents ....................................      7,381         22,698         30,608
  Goodwill .....................................................      1,827         11,079         11,763
  Other ........................................................     22,224         14,565          5,057
                                                                  ---------      ---------      ---------
      Total ....................................................  $ 472,415      $ 530,127      $ 440,708
                                                                  =========      =========      =========
CAPITAL EXPENDITURES:
  Crude Oil Tanker Fleet(2) ....................................  $  58,756      $ 133,969      $  45,620
  Product Carrier Fleet(3) .....................................     45,546         12,714          9,241
  Other ........................................................        947            724            424
                                                                  ---------      ---------      ---------
      Total ....................................................  $ 105,249      $ 147,407      $  55,285
                                                                  =========      =========      =========
DEPRECIATION AND AMORTIZATION:
  Crude Oil Tanker Fleet .......................................  $  11,977      $  11,976      $   8,406
  Product Carrier Fleet ........................................     10,950         11,481         13,371
  Other ........................................................        908            857            898
                                                                  ---------      ---------      ---------
      Total ....................................................  $  23,835      $  24,314      $  22,675
                                                                  =========      =========      =========
INTEREST EXPENSE:
  Crude Oil Tanker Fleet .......................................  $   9,610      $   5,631      $   2,008
  Product Carrier Fleet ........................................      5,884          3,239          7,742
                                                                  ---------      ---------      ---------
                                                                     15,494          8,870          9,750
  Intercompany borrowings ......................................       --            1,382          1,241
  Other ........................................................      2,451            866            765
                                                                  ---------      ---------      ---------
      Total ....................................................  $  17,945      $  11,118      $  11,756
                                                                  =========      =========      =========

(1) Crude oil tanker fleet operating loss includes the provision for loss on lease obligations of $6,229,000 in 1999.

(2) Includes progress payments and capitalized interest aggregating $58,539,000 in 1999, $133,645,000 in 1998 and $45,289,000 in 1997 for newbuildings.

(3) Includes progress payments and capitalized interest aggregating $45,209,000 in 1999 and $11,940,000 in 1998 for newbuildings.

                        OMI CORPORATION AND SUBSIDIARIES

         (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 14--FINANCIAL INFORMATION RELATING TO SEGMENTS (CONTINUED)

     Mortgage debt of Old OMI prior to the Distribution and its related interest expense were allocated to OMI Corporation based upon the value of the vessels collateralizing the debt.

     General and administrative expense includes an allocation of costs of corporate administrative services provided by Old OMI up to the Distribution date. OMI Corporation, or its applicable subsidiary, was charged a fixed amount per month per vessel for vessel management and accounting activities and was charged 1.25 percent of revenues earned by each vessel for commercial management. General corporate activities, such as salaries (other than those included in the aforementioned fees), legal, accounting, communications and other administrative expenses were allocated based on the services provided to the segment. Rent expense was allocated based on the number of employees included in the corporate allocation. Management believes the methods for allocating such expenses were reasonable.

NOTE 15--SAVINGS PLAN

     The Company has a 401(k) Plan (the "Plan") which continued from Old OMI, and is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 1999. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. The Company also has an Executive Savings Plan for certain key employees. Company contributions were $261,000 and $106,000 for the 401(k) and Executive Savings Plan, respectively, for the year ended December 31, 1999, and were $74,000 and $54,000 for the 401(k) and Executive Savings Plan, respectively, from June 18, 1998 (distribution date) to December 31, 1998.

NOTE 16--STOCK OPTION PLAN

     The shareholders approved the 1998 Stock Option Plan ("1998 Plan") on May 19, 1998. The 1998 Plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company's common shares. The total number of shares that may be awarded under the Plan are 2,500,000, not including the replacement options described in the next sentence. Effective June 17, 1998, 855,243 options were granted to officers and employees to replace options they held in Old OMI and have the same vesting provisions and expiration dates as those Old OMI options forfeited. Option prices at the date of grant represent the option prices at which options were originally granted by Old OMI to officers and employees reduced by the estimated fair value per share of Old OMI's domestic business. In addition, 120,000 options were issued to new directors in 1998 and vest ratably over three years. In 1999, the Company issued 10,000 options at $3.25 per share.

     The following is a summary of the change in the options (in whole numbers, not thousands) from December 31, 1998 to December 31, 1999:

                    NUMBER OF                                         NUMBER OF
                   OPTIONS AT                                        OPTIONS AT      WEIGHTED
   RANGE OF       DECEMBER 31,                                      DECEMBER 31,      AVERAGE
EXERCISE PRICE        1998        GRANTS     EXPIRED   FORFEITURES      1999      EXERCISE PRICE            EXPIRATION DATE
--------------    ------------    ------     -------   -----------  ------------  --------------            ---------------
$3.25 -$3.39          31,006      10,000      4,666       5,000        31,340          $3.35      January 2003 to January 2009
$4.015-$4.58         270,000                 10,000                   260,000          $4.10      February 2000 to April 2005
$5.14 -$5.43         416,237                             22,667       393,570          $5.22      February 2004 to May 2008
$6.42 -$6.67         160,000                                          160,000          $6.61      June 2001 to June 2008
$8.675-$8.95          98,000                 68,000                    30,000          $8.95      August 1999 to May 2008
                     -------      ------     ------      ------       -------
                     975,243      10,000     82,666      27,667       874,910          $5.20
                     =======      ======     ======      ======       =======

     Proceeds received from the exercise of the options are credited to the capital accounts.

                        OMI CORPORATION AND SUBSIDIARIES

         (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 16--STOCK OPTION PLAN (CONTINUED)

      Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1999 and 1998, would have been stated at the pro forma amounts indicated below:

                                                                           1999                           1998
                                                                         --------                        -------
      Net (loss) income:
          As reported ....................................               $(80,305)                       $42,917
          Pro forma ......................................                (80,461)                        41,409
                                                                    1999            1999            1998           1998
                                                                 AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA
                                                                 -----------      ---------      -----------     ---------
Basic (loss) earnings per share:
  Net (loss) income before extraordinary loss and
    cumulative effect of change in accounting principle ..         $(1.94)         $(1.94)         $1.01           $0.97
  Extraordinary loss .....................................          (0.03)          (0.03)          --              --
  Cumulative effect of change in accounting principle ....           0.07            0.07           --              --
                                                                   ------          ------          -----           -----
Net (loss) income ........................................         $(1.90)         $(1.90)         $1.01           $0.97
                                                                   ======          ======          =====           =====
Diluted (loss) earnings per share:
  Net (loss) income before extraordinary loss and
    cumulative effect of change in accounting principle ..         $(1.94)         $(1.94)         $1.00           $0.97
  Extraordinary loss .....................................          (0.03)          (0.03)          --              --
  Cumulative effect of change in accounting principle ....           0.07            0.07           --              --
                                                                   ------          ------          -----           -----
Net (loss) income ........................................         $(1.90)         $(1.90)         $1.00           $0.97
                                                                   ======          ======          =====           =====

     The fair value of options granted under the Company's stock option plans during 1999 and 1998, was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 40 percent, risk free average interest rates of 6.13 percent in 1999 and 5.01 percent in 1998, and expected lives ranging from one to five years.

     See Note 17 regarding "Change in Control".

NOTE 17--EMPLOYMENT AGREEMENTS

     OMI has employment agreements with all of its executive officers which provide for an annual base salary and a performance incentive bonus. The base salary is the amount paid in the previous year plus any raise granted by the OMI Board. Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provide that if the employee (i) is terminated without cause, (ii) voluntarily terminates his employment within 90 days of a relocation following a Change in Control or reduction in compensation or responsibilities, or (iii) is disabled, such employee will continue to receive base salary and other benefits for a period of two years. In addition, in the event of a Change in Control (as defined in the relevant agreement) and if any such employee's employment is terminated without cause (other than for reasons of disability) within two years of such a Change in Control, then OMI will pay such employee an amount equal to the incentive bonus paid during the previous twelve months and an amount equal to three times the sum of his then current base salary and that incentive bonus.

NOTE 18--STOCKHOLDERS' EQUITY

     Preferred Stock--The Company has 5,000,000 shares of preferred stock authorized, none issued.

     Shareholders' Rights Plan--On November 19, 1998, the Board of Directors approved the adoption of a shareholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the "Common Stock") of the Company, to stockholders of record at the close of business on December 1, 1998. Each Right entitles the record holder to purchase from the Company one hundred-thousandth of a share of the Company's Series A Participating Preferred Stock, $1.00 par value at a price of $25.00 (the "Purchase Price"), subject to adjustment in certain circumstances.

                        OMI CORPORATION AND SUBSIDIARIES

         (ALL TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 18--STOCKHOLDERS' EQUITY (CONTINUED)

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

     Treasury Stock--On August 4, 1998, the Board of Directors approved a plan to repurchase up to 4.4 million shares of the Company's common stock. As of December 31, 1998, the Company purchased 2,076,700 shares at a cost of $9,040,000 or an average price of $4.35 per share. During March 1999, OMI issued 47,408 shares of the Company's treasury stock to Directors in lieu of cash for fees.

     Dividends--Any determination to pay dividends in the future by OMI will be at the discretion of the Board of Directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements.

     Private Placement--During February 2000, OMI agreed to sell in a private placement to four unrelated investors 9,583,000 shares of OMI common stock for $2.00 per share ($1.92 per share net of commissions).

NOTE 19--COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company had two doubled-hulled Suezmax tankers under construction. One Suezmax with a cost of approximately $51,000,000 is to be delivered in May 2000, and the other Suezmax with a cost of approximately $46,180,000 was delivered in March 2000 (See Note 11).

     OMI acts as a guarantor for a portion of the debt incurred by a joint venture with affiliates of its joint venture partner. Such debt was approximately $13,450,000 at December 31, 1999 with OMI's guaranty of such debt being approximately $6,725,000. The guarantee ended in the first quarter of 2000 when OMI sold its interest in the joint venture (See Note 4).

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company has guaranteed a minimum resale or residual value for a vessel that is leased until June 2002. At December 31, 1999, the impact of the guarantee is not expected to be material.

     The Company was a defendant in an arbitration arising from alleged defects in a vessel sold to a third party. The claims exceeded $7,000,000 which encompassed damages for repairs to the vessel, lost revenues, interest and costs. During 1998, this claim was settled for $900,000.

     The Company and its joint venture partners have committed to fund any working capital deficiencies which may be incurred by their joint venture investments. At December 31, 1999, no such deficiencies have been funded.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corporation:

     We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (successor to Universal Bulk Carriers, Inc. and its subsidiaries) as of December 31, 1999 and 1998 and the related consolidated statements of operations, and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain corporate joint ventures, which were accounted for by use of the equity method. The Company's equity of $7,637,000 and $9,597,000 in the net assets of those corporate joint ventures as of December 31, 1999 and 1998, respectively, and of ($637,000), $2,995,000, and ($1,284,000) in those companies' net income (loss)
for each of the three years in the period ended December 31, 1999 is included in the accompanying financial statements. The financial statements of those corporate joint ventures were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

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

     In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 7 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for vessels operating on voyage charters from load-to-load to discharge-to-discharge basis.

     As discussed in Note 8 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for special and drydock expense from the accrual method to the prepaid method.

DELOITTE & TOUCHE LLP
New York, New York

February 17, 2000
(March 15, 2000 as to Notes 4 and 11)

ITEM 8. SUPPLEMENTARY DATA

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    1999 QUARTER ENDED                         1998 QUARTER ENDED
                                         ----------------------------------------     ---------------------------------------
                                         MARCH 31   JUNE 30    SEPT. 30   DEC. 31     MARCH 31  JUNE 30   SEPT. 30    DEC. 31
                                         -------   --------    -------    --------    -------   -------    -------    -------
Revenues ............................    $34,978   $ 30,535    $25,771    $ 24,708    $40,032   $36,827    $38,124    $34,245
Operating income (loss) .............      3,934     (5,764)    (1,841)     (2,963)     5,289    (1,790)     4,189     (1,444)
Extraordinary loss ..................         --         --         --      (1,253)        --        --         --         --
Cumulative effect of change in
  accounting principle(1) ...........      2,729         --         --          --         --        --         --         --
Net income (loss) ...................    $ 2,736   $(33,172)   $(7,119)   $(42,750)   $ 3,089   $36,450    $ 8,043    $(4,665)

Basic Earnings (Loss)
 Per Common Share:
  Income before extraordinary
    loss and cumulative effect
    of change in accounting
    principle. ......................    $    --   $  (0.80)   $ (0.17)   $  (0.94)   $  0.07   $  0.84    $  0.19    $ (0.11)
Extraordinary loss ..................         --         --         --       (0.03)        --        --         --         --
Cumulative effect of change in
  accounting principle(1) ...........       0.07         --         --          --         --        --         --         --
                                         -------   --------    -------    --------    -------   -------    -------    -------
Net income (loss)(2) ................    $  0.07   $  (0.80)   $ (0.17)   $  (0.97)   $  0.07   $  0.84    $  0.19    $ (0.11)
                                         =======   ========    =======    ========    =======   =======    =======    =======
Weighted average number of
  shares of common stock
  outstanding-basic .................     41,611     41,647     41,647      44,020     43,072    43,271     42,837     41,609
                                         =======   ========    =======    ========    =======   =======    =======    =======
Diluted Earnings (Loss)
  Per Common Share:
  Income before extraordinary
    loss and cumulative effect
    of change in accounting
    principle .......................    $   --    $ (0.80)    $ (0.17)   $  (0.94)    $ 0.07   $ 0.83     $ 0.19     $ (0.11)
Extraordinary loss ..................        --         --          --       (0.03)        --       --         --          --
Cumulative effect of change in
accounting principle(1) .............       0.07        --          --          --         --       --         --          --
                                         -------   --------    -------    --------    -------   -------    -------    -------
Net income (loss)(2) ................    $  0.07   $  (0.80)   $ (0.17)   $  (0.97)   $  0.07   $  0.83    $  0.19    $ (0.11)
                                         =======   ========    =======    ========    =======   =======    =======    =======
Weighted average number of
  shares of common stock
  outstanding-diluted ...............     41,611     41,647     41,647      44,020     43,433    43,961     43,113      41,609
                                         =======   ========    =======    ========    =======   =======    =======    =======

-----------

(1) The March 31, 1999 quarter has been restated to reflect the cumulative effect of the change in the accounting principle effective January 1, 1999.

(2)  Earnings per share are based on stand-alone quarters.

                              AMAZON TRANSPORT INC.
                                 BALANCE SHEETS

                                                       DECEMBER 31,
                                               ---------------------------
                                                   1999           1998
                                               -----------     -----------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............     $ 3,263,011     $ 7,532,673
  Accounts receivable ....................         715,810       2,340,063
  Bunkers ................................         617,705         659,933
                                               -----------     -----------
        Total current assets .............       4,596,526      10,532,669
                                               -----------     -----------
  Long-term assets
    Vessel ...............................      12,786,778      13,407,504
                                               -----------     -----------
        Total long term assets ...........      12,786,778      13,407,504
                                               -----------     -----------
  Total assets ...........................     $17,383,304     $23,940,173
                                               ===========     ===========

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................     $ 1,796,786     $ 4,354,145
                                               -----------     -----------
    Total current liabilities ............       1,796,786       4,354,145
                                               -----------     -----------
    Total liabilities ....................       1,796,786       4,354,145
                                               -----------     -----------

EQUITY:
  Share capital ..........................             900             900
  Accumulated result 1/1 .................      19,585,128      17,473,325
  Cash dividend ..........................      (4,000,000)     (4,000,000)
  Capital contributions ..................       1,300,000            --
  Net income (loss) ......................      (1,299,510)      6,111,803
                                               -----------     -----------
  Total equity ...........................      15,586,518      19,586,028
                                               -----------     -----------
  Total liabilities and equity ...........     $17,383,304     $23,940,173
                                               ===========     ===========

                       See notes to financial statements.

                                    AMAZON TRANSPORT INC.
                                    STATEMENTS OF INCOME

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------
                                              1999             1998               1997
                                          ------------      ------------      ------------
OPERATING INCOME AND COSTS
  Gross freight ........................  $  7,640,089      $ 15,647,357      $ 15,692,654
  Voyage related costs .................    (3,830,509)       (4,462,752)       (6,584,317)
                                          ------------      ------------      ------------
  Net voyage revenue ...................     3,809,580        11,184,605         9,108,337
                                          ------------      ------------      ------------

  Crew wages and social security .......    (1,477,085)       (1,284,936)       (1,462,583)
  Other operating costs ................    (3,193,913)       (3,450,102)       (3,794,536)
                                          ------------      ------------      ------------
  Profit before depreciation ...........      (861,418)        6,449,567         3,851,218
  Depreciation .........................      (620,726)         (620,726)         (620,726)
                                          ------------      ------------      ------------
  Operating result .....................    (1,482,144)        5,828,841         3,230,492
                                          ------------      ------------      ------------


FINANCIAL INCOME AND COSTS
  Interest received ....................       202,156           323,555           200,267
  Net gain (loss) on foreign exchange ..       (18,652)          (39,461)             (311)
  Other financial costs ................          (870)           (1,132)           (1,896)
                                          ------------      ------------      ------------
  Net financial items ..................       182,634           282,962           198,060
                                          ------------      ------------      ------------
  Net income (loss) ....................  $ (1,299,510)     $  6,111,803      $  3,428,552
                                          ============      ============      ============

                             See notes to financial statements

                                         AMAZON TRANSPORT INC.
                                       STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           1999             1998            1997
                                                        -----------      -----------      -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES
Net (loss) income ...................................   $(1,299,510)     $ 6,111,803      $ 3,428,552
Depreciation ........................................       620,726          620,726          620,726
Change in short-term assets .........................     1,666,481         (349,306)      (1,150,402)
Change in short-term liabilities ....................    (2,557,359)       1,362,885        1,505,321
                                                        -----------      -----------      -----------
Net cash (used) provided by operating activities ....    (1,569,662)       7,746,108        4,404,197
                                                        -----------      -----------      -----------


CASH FLOW USED BY FINANCING ACTIVITIES
Repayment of loan to shareholders ...................          --               --         (3,000,000)
Cash dividends ......................................    (4,000,000)      (4,000,000)            --
Capital contributions ...............................     1,300,000             --               --
                                                        -----------      -----------      -----------
Net cash (used) by financing activities .............    (2,700,000)      (4,000,000)      (3,000,000)
                                                        -----------      -----------      -----------
Net (decrease) increase in cash and
  cash equivalents ..................................    (4,269,662)       3,746,108        1,404,197
Cash and cash equivalents beginning of year .........     7,532,673        3,786,565        2,382,368
                                                        -----------      -----------      -----------
Cash and cash equivalents end of year ...............   $ 3,263,011      $ 7,532,673      $ 3,786,565
                                                        ===========      ===========      ===========

                                  See notes to financial statements.

                             AMAZON TRANSPORT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

1.   COMPANY

     Amazon Transport, Inc. (the "Company" or "Amazon") is jointly owned by a wholly-owned subsidiary of OMI Corporation ("OMI") and Bergesen d.y. Shipping AS ("Bergesen d.y. Shipping"), a wholly-owned subsidiary of Bergesen d.y. ASA ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owns and operates one vessel, the Settebello, for all years presented.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses are provided in full at the time such losses become evident.

          Special survey and drydock expenses are accrued and charged to operating expenses over the survey cycle, which is generally a three year period. The accruals of such expenses are based on management's best estimates of future cost and the expected length of the survey cycle. However, the ultimate liability may be more or less than such estimates.

     Vessel--The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's light weight tonnage multiplied by a scrap rate.

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

     Federal Income Taxes--No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest in the three years ended December 31, 1999.

3.   RELATED PARTY TRANSACTIONS

     The Company has entered into management service agreements with Bergesen, who act as technical and commercial managers of the Settebello. The Company paid Bergesen management fees of $267,291 for the year ended December 31, 1999, $261,246 for the year ended December 31, 1998 and $256,204 for the year ended December 31, 1997.

          During the year 1999, the Company made a cash distribution to the shareholders of $4,000,000.

          During the year 1999, the Company also called in capital from the shareholders of $1,300,000.

          During the year 1998, the Company made a cash distribution to the shareholders of $4,000,000.

          During the year 1997, the Company paid back the loan to the shareholders of $3,000,000.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders of
Amazon Transport Inc.

We have audited the accompanying balance sheets of Amazon Transport Inc. as of December 31, 1999 and 1998 and the related statements of income and changes in financial position for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Transport Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with the accounting principles disclosed in notes to the financial statements which in all material respects are in agreement with International Accounting Principles.


ARTHUR ANDERSEN & CO.
Morten Drake
State Authorised Public Accountant (Norway)

Oslo, Norway
March 16, 2000

                            WHITE SEA HOLDINGS LTD.

                                 BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARES)

                                                     SEPTEMBER 29,  DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
                                                      (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ...........................  $1,550        $2,405
  Advances to masters .................................    --              27
  Receivables:
    Traffic ...........................................     230            98
    Other .............................................     105           211
  Prepaid expenses and other current assets ...........     230           391
                                                         ------        ------
        Total current assets ..........................   2,115         3,132
                                                         ------        ------
Vessel:

  Vessel at cost ......................................   7,430         7,430
  Less accumulated depreciation .......................   2,581         2,220
                                                         ------        ------
  Vessel--net .........................................   4,849         5,210
                                                         ------        ------
        Total assets ..................................  $6,964        $8,342
                                                         ======        ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................  $   68        $  121
  Accrued expenses ....................................      63           495
  Accrued interest ....................................    --              10
  Payable to affiliates (Note 3) ......................      19            54
  Current portion of long-term debt (Note 4) ..........    --             500
                                                         ------        ------
        Total current liabilities .....................     150         1,180
                                                         ------        ------
Advance time charter revenues and other liabilities ...    --             211

Stockholders' equity:
  Common stock--no par value; 500 shares authorized
    and outstanding ...................................       1             1
  Capital surplus .....................................   2,499         2,499
  Retained earnings (Note 7) ..........................   4,314         4,451
                                                         ------        ------
        Total stockholders' equity ....................   6,814         6,951
                                                         ------        ------
Total liabilities and stockholders' equity ............  $6,964        $8,342
                                                         ======        ======

                       See notes to financial statements.

                                  WHITE SEA HOLDINGS LTD.

                         STATEMENTS OF INCOME AND RETAINED EARNINGS
                                       (IN THOUSANDS)

                                                   FOR THE PERIOD
                                                      JANUARY 1,      FOR THE YEARS ENDED
                                                       1999 TO            DECEMBER 31,
                                                    SEPTEMBER 29,     --------------------
                                                        1999           1998         1997
                                                    ------------      -------      -------
                                                    (UNAUDITED)
Voyage Revenues .................................     $ 4,583         $ 9,022      $12,552
                                                      -------         -------      -------
Operating Expenses:
  Vessel and voyage .............................       3,542           6,738        7,375
  Depreciation ..................................         361             461          442
  General and administrative ....................         116              97           94
                                                      -------         -------      -------
        Total operating expenses ................       4,019           7,296        7,911
                                                      -------         -------      -------
Operating Income ................................         564           1,726        4,641

Net Interest Income (Expense):
  Interest expense ..............................          (6)            (43)        (158)
  Interest income ...............................          60             167           99
                                                      -------         -------      -------
        Net interest income (expense) ...........          54             124          (59)
                                                      -------         -------      -------
Income Before Cumulative Effect of Change in
  Accounting Principles .........................         618           1,850        4,582
Cumulative Effect of Change in Accounting
  Principles (Notes 5, 6) .......................         245            --          1,196
                                                      -------         -------      -------
Net Income ......................................         863           1,850        5,778
Retained Earnings, Beginning of Year ............       4,451           5,601        1,323
Dividends Paid (Note 7) .........................      (1,000)         (3,000)      (1,500)
                                                      -------         -------      -------
Retained Earnings, End of Period ................     $ 4,314         $ 4,451      $ 5,601
                                                      =======         =======      =======

                             See notes to financial statements.

                                       WHITE SEA HOLDINGS LTD.

                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                            FOR THE PERIOD
                                                              JANUARY 1,            FOR THE YEARS ENDED
                                                                1999 TO                DECEMBER 31,
                                                             SEPTEMBER 29,         --------------------
                                                                 1999               1998          1997
                                                             --------------        -------      -------
                                                              (UNAUDITED)
Cash Flows Provided by Operating Activities:
  Net income .........................................          $   863            $ 1,850      $ 5,778
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation .....................................              361                461          442
    Cumulative effect of change in
      accounting principles ..........................             (245)              --         (1,196)
Change in assets and liabilities:
  Decrease (increase) in receivables and advances
    to masters .......................................               43                509         (438)
  Decrease in prepaid expenses and other
    current assets ...................................              161                591          827
  Decrease in accounts payable and accrued
    liabilities ......................................             (495)               (31)        (229)
  Decrease in payable to affiliates ..................              (35)              (310)        (877)
  (Decrease) increase in advanced time charter
    revenues and other liabilities ...................               (8)                19           (5)
                                                                -------            -------      -------
        Net cash provided by operating
          activities .................................              645              3,089        4,302
                                                                -------            -------      -------
Cash Flows Used by Investing Activities:
  Additions to vessel ................................             --                  (40)          (7)
                                                                -------            -------      -------
        Net cash used by investing activities ........             --                  (40)          (7)
                                                                -------            -------      -------
Cash Flows Used by Financing Activities:
  Dividends paid .....................................           (1,000)            (3,000)      (1,500)
  Payments on long-term debt .........................             (500)              (500)        (500)
                                                                -------            -------      -------
        Net cash used by financing activities ........           (1,500)            (3,500)      (2,000)
                                                                -------            -------      -------
Net (Decrease) Increase in Cash and
  Cash Equivalents ...................................             (855)              (451)       2,295
Cash and Cash Equivalents, Beginning of Year .........            2,405              2,856          561
                                                                -------            -------      -------
Cash And Cash Equivalents, End of Period .............          $ 1,550            $ 2,405      $ 2,856
                                                                =======            =======      =======

                                 See notes to financial statements.

                             WHITE SEA HOLDINGS LTD.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1998
                    AND THE PERIOD ENDING SEPTEMBER 29, 1999

1.   COMPANY

         White Sea Holdings Ltd. (the "Company") was jointly owned by a subsidiary of OMI Corporation ("OMI"), ( the successor to Universal Bulk Carriers, Inc.) and an affiliate of Anders Wilhelmsen & Co. A/S ("Wilhelmsen"), Norway, with interests of 49 and 51 percent, respectively. On September 29, 1999, OMI sold its 49 percent share to Wilhelmsen for approximately $2,427,000. The Company owns and operates one crude oil carrier, the White Sea.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Effective January 1, 1999, White Sea changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from load-to-load to the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because (a) it is the predominant method for shipowners, and (b) it eliminates the uncertainty associated with the location of the next load port (See Note 6).

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting based on voyage costs incurred to date to estimated total voyage costs. Estimated losses are provided in full at the time such losses become evident.

         Effective January 1, 1997, special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method expenses are capitalized and amortized over the survey cycle, which is generally a two to five year period. Prior to 1997, special survey and drydock expenses were accrued and charged to operating expenses over the survey cycle, which was generally a two to three year period. The accruals of such expenses were based on management's best estimates of future costs and the expected length of the survey cycle. However, the ultimate liability may have been more or less than such estimates (See Note 5).

     Vessel--The vessel is recorded at cost. Depreciation is provided on the straight-line method based on the estimated 25 year useful life of the vessel up to the estimated salvage value. Salvage value is based upon the vessel's lightweight tonnage multiplied by a scrap rate.

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

     Federal Income Taxes--No provision has been made for Federal income taxes. The income of the Company is not generally subject to tax as a result of various provisions of the Internal Revenue Code. Additionally, the country in which the Company is incorporated exempts shipping and maritime operations from taxation.

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid $16,000, $50,000 and $182,000 in interest during 1999, 1998, and 1997, respectively.

                             WHITE SEA HOLDINGS LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

3.   RELATED PARTY TRANSACTIONS

         The Company has a management service agreement with OMI to act as both technical and commercial manager of the White Sea. The Company paid management fees to OMI of $113,000 for the period January 1, 1999 to September 29, 1999. The Company paid management fees to OMI or its affiliates of $78,000 for each of the years ended December 31, 1998 and 1997.

         White Sea Holdings Ltd. owed OMI and its affiliates $19,000 and $54,000 as of September 29, 1999 and December 31, 1998, respectively.

4.   LONG-TERM DEBT

         At December 31, 1998 the Company had $500,000 outstanding on a mortgage note secured by the vessel at a rate of 6.9062 percent. The note was paid on March 5,1999. The fair value of long-term debt at December 31, 1998 approximates its carrying value.

5.   ACCOUNTING CHANGE FOR SPECIAL SURVEY AND DRYDOCK EXPENSES

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

6.   CHANGE IN ACCOUNTING FOR VOYAGE REVENUE

         Prior to 1999, voyage freight for vessels operating on voyage charters was accounted for on a load-to-load basis. Under this method, voyage revenue is recognized evenly over the period from arrival of the vessel at the first load port to arrival at the next load port. Under this method of revenue recognition it is necessary to assume the next load port to complete the revenue recognition cycle.

         Effective January 1, 1999, White Sea changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from load-to-load to discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. The change in revenue recognition policy is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with the location of the next load port. The cumulative effect of this accounting change is shown separately in the Statements of Income and resulted in income of $245,000. The cumulative effect of this change in accounting principle as of January 1, 1999 on the Company's Balance Sheets was to increase total assets by $42,000, decrease total liabilities by $203,000 and increase total stockholders' equity by $245,000.

         The years ended December 31, 1998 and 1997 were previously presented using the load-to-load method of accounting for voyages. Pro forma amounts for these years assuming discharge-to-discharge had been retroactively applied are net income of $1,910,000 and $5,688,000 for the years ended December 31, 1998 and 1997, respectively.

7.   DIVIDENDS

         During 1999, 1998 and 1997, the Company declared and paid dividends of $1,000,000, $3,000,000 and $1,500,000, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of White Sea Holdings Ltd.:

We have audited the accompanying balance sheet of White Sea Holdings Ltd. as of December 31, 1998 and the related statements of income and retained earnings and of cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    1. Financial statements as indicated in the index is set forth on page 23.

    2. Financial Statement Schedules

            None.

    3. The index to Exhibits is on page 60.

(b) Reports on Form 8-K:

    OMI has not filed any current reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report.

                                    EXHIBITS

  NUMBER      INCORPORATED BY REFERENCE TO             DESCRIPTION OF EXHIBIT
  ------      ----------------------------             ----------------------
    3(i)  Registration Statement on Form S-1        Articles of Association of OMI
          (No. 333-52771) Filed May 15, 1998

    3(ii) Registration Statement on Form S-1        By-laws
          (No. 333-52771) Filed May 15, 1998

    4.1   Registration Statement on Form S-3        Registration of 6,299,998 shares of common
          (No. 333-30230) Filed February 11, 2000   stock sold in a private placement

    4.2   Registration Statement on Form S-3        Registration  of  9,583,000  shares of common
          (No. 333-33424) Filed March 28, 2000      stock sold in a private placement

    4.3   Form 8A Filed December 14, 1998           Registration Statement of Preferred Stock
                                                    Purchase Rights

   10.1   Registration Statement on Form S-1        Form of Common Stock Certificate
          (No. 333-52771) Filed May 15, 1998

   10.2   Registration Statement on Form S-1        Corporation Stock Option Plan (1)
          (No. 333-52771) Filed May 15, 1998

   10.3   Form S-8 Filed June 17, 1998              Employee Benefit Plan Registration Statement

   10.4   Form 10-Q Filed November 13, 1998         Form of OMI Employment Agreements for Senior
                                                    Executives (1)

   10.5   Form 10-K Filed March 31, 1999            OMI Corporation 1998 Performance Share Unit
                                                    Plan (1)

   10.6                                             Loan  Agreement dated as of February 4, 2000
                                                    providing for a US $218,000,000 Secured Term
                                                    Loan Facility

   10.7                                             Loan Agreement dated as of February 4, 2000
                                                    providing for a US $46,500,000 Secured Term Loan
                                                    Facility

   10.8                                             Facility Agreement dated as of February 4,
                                                    2000 providing for a US $36,000,000 Convertible
                                                    Letter of Credit Facility

   18   Form 10-Q Filed November 12, 1999           Preferability Letter dated August 13, 1999

   21                                               Subsidiaries of the Company

   27                                               Financial Data Schedule dated December 31, 1999

----------
(1) Denotes compensation plan and/or agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OMI CORPORATION



                                       By   /s/ CRAIG H. STEVENSON, JR.
                                         --------------------------------------
                                           CRAIG H. STEVENSON, JR., PRESIDENT,
                                           CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                CHIEF EXECUTIVE OFFICER
                                                      MARCH 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                     TITLE                                 DATE
              --------                      -----                                 ----

     /s/  CRAIG H. STEVENSON, Jr.     President, Chief Executive Officer     March 30, 2000
---------------------------------       and Director
     CRAIG H. STEVENSON, JR.


     /s/  MICHAEL KLEBANOFF           Director                               March 30, 2000
---------------------------------
     MICHAEL KLEBANOFF


     /s/  ROBERT BUGBEE               Director                               March 30, 2000
---------------------------------
     ROBERT BUGBEE


     /s/  JAMES N. HOOD               Director                               March 30, 2000
---------------------------------
     JAMES N. HOOD


     /s/  EDWARD SPIEGEL              Director                               March 30, 2000
---------------------------------
     EDWARD SPIEGEL


     /s/  JAMES D. WOODS              Director                               March 30, 2000
---------------------------------
     JAMES D. WOODS


     /s/  VINCENT J. de SOSTOA        Senior Vice President, Treasurer,      March 30, 2000
---------------------------------       Chief Financial Officer and
     VINCENT J. de SOSTOA               Chief Accounting Officer

