Form 10-K/A
period 1999-12-31
OMI CORP/M I
filed 2000-04-14
CIK 1061571

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 2000

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


    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K/A.

                         YES    X          NO
                              -----           -----


     AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY
NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE AS OF THE CLOSE OF BUSINESS ON MARCH 24, 2000:

                                  $215,728,793

     NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 24, 2000:

                                   57,527,678

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THE FORM 10-K:

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

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER      COMPRE-    TOTAL
                                     COMMON STOCK                 RETAINED      NET                  COMPRE-    HENSIVE-    STOCK-
                                   -----------------     CAPITAL   EARNING  INTERCOMPANY  TREASURY   HENSIVE     INCOME     HOLDERS'
                                   SHARES    AMOUNT      SURPLUS  (DEFICIT) TRANSACTIONS    STOCK     INCOME     (LOSS)      EQUITY
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

NOTE 20--SUBSEQUENT EVENTS (UNAUDITED)

     During March 2000, two product carriers were contracted for sale for a total of $21,000,000 before commissions. The vessels' net book values aggregating $25,313,000 were recorded on the Consolidated Balance Sheets at December 31, 1999 as Assets to be disposed of (see Note 12). Adjustments for the sale of these vessels were recorded to loss on disposal of assets in the first quarter of 2000.

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

   23                                               Independent Auditors' Consent*

   27                                               Financial Data Schedule dated December 31, 1999

----------
(1) Denotes compensation plan and/or agreement

 *  Filed in this Amendment

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMI CORPORATION



Date: April 14, 2000                  By   /s/ FREDRIC S. LONDON
--------------------------------        ----------------------------------------
                                        Fredric S. London, Senior Vice President