Form 10-Q
period 2000-03-31
OMI CORP/M I
filed 2000-05-15
CIK 1061571

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

                For the quarterly period ended March 31, 2000

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the period from _______________ to  _______________

                             Commission File Number

                                    001-14135
                             ----------------------


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


Registrant's telephone number, including area code (203) 602-6700
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes |X|          No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2000:
                    ------------

            Common Stock, par value $0.50 per share 57,527,678 shares

================================================================================

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of
           Operations and Comprehensive Income (unaudited) for the
           three months ended March 31, 2000 and 1999                        3

         Condensed Consolidated Balance Sheets-
           March 31, 2000 (unaudited) and December 31, 1999                  4

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the year ended December 31, 1999 and the
          (unaudited) three months ended March 31, 2000                      5

         Condensed Consolidated Statements of Cash Flows (unaudited)
              for the three months ended March 31, 2000 and 1999             6

         Notes to Condensed Consolidated Financial
           Statements                                                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            12
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                      22

PART II: OTHER INFORMATION                                                  23

SIGNATURES                                                                  24

                        OMI CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             FOR THE THREE
                                                         MONTHS ENDED MARCH 31,
                                                         -----------------------
                                                           2000           1999
                                                         ---------     ---------

Revenues                                                 $ 30,816      $ 34,978
                                                         --------      --------
Operating Expenses:
     Vessel and voyage                                     12,907        18,945
     Charter hire                                           4,599         3,226
     Depreciation and amortization                          3,556         6,187
     General and administrative                             2,706         2,686
     Loss on disposal/write down of assets-net
    (Note 8)                                               13,155          --
                                                         --------      --------
     Total Operating Expenses                              36,923        31,044
                                                         --------      --------
Operating (loss) income                                    (6,107)        3,934
                                                         --------      --------
Other (Expense) Income:
     Interest expense-net                                  (5,170)       (3,737)
     Other-net                                              1,448          --
                                                         --------      --------
       Net other expense                                   (3,722)       (3,737)
                                                         --------      --------
(Loss) income before (loss)equity in
     operations of joint ventures and
     cumulative effect of change in
     accounting principle                                  (9,829)          197
(Loss) equity in operations of joint
     ventures                                                (141)         (190)
                                                         --------      --------
(Loss) income before cumulative effect
     of change in accounting principle                     (9,970)            7
Cumulative effect of change in
     accounting principle                                    --           2,729
                                                         --------      --------
Net (loss) income                                          (9,970)        2,736
Other comprehensive income                                   --            --
                                                         --------      --------
Comprehensive (loss) income                              $ (9,970)     $  2,736
                                                         ========      ========
Basic (loss) earnings per common share:
     (Loss) income before cumulative effect
       of change in accounting principle                 $  (0.21)     $   --
     Net (loss) income                                   $  (0.21)     $   0.07
Diluted (loss) earnings per common share:
     (Loss) income before cumulative effect
       of change in accounting principle                 $  (0.21)     $   --
     Net (loss) income                                   $  (0.21)     $   0.07


See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           2000        1999
                                                        ----------  ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
 Cash, including cash equivalents:
  2000-$28,500; 1999-$5,172                             $  29,525     $   7,381
 Receivables:
   Traffic                                                 11,677         9,245
   Other                                                    3,126         9,136
 Assets to be disposed of (Note 8)                         87,409        90,996
 Prepaid expenses and current assets                        4,256         4,437
                                                        ---------     ---------
     Total current assets                                 135,993       121,195
                                                        ---------     ---------
Vessels, construction in progress
  and other property:
Vessels and other property                                356,877       334,342
Construction in progress                                   11,416        25,340
Less accumulated depreciation                             (35,842)      (42,926)
                                                        ---------     ---------
Vessels, construction in progress
  and other property-net                                  332,451       316,756
                                                        ---------     ---------
Investments in, and advances to joint ventures             12,439        11,519
Notes receivable                                            9,262         9,262
Other assets and deferred charges                          15,381        13,683
                                                        ---------     ---------
Total                                                   $ 505,526     $ 472,415
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   6,736     $   7,017
  Accrued liabilities:
    Voyage and vessel                                       2,394         4,285
    Interest                                                3,542         2,762
    Other                                                   4,548         5,190
  Deferred gain on sale of vessels                          3,151         3,151
  Current portion of long-term debt (Note 2)               57,535        54,834
                                                        ---------     ---------
     Total current liabilities                             77,906        77,239
                                                        ---------     ---------
Other liabilities                                           2,047         3,034
Deferred gain on sale of vessels                            3,575         4,363
Deferred income taxes                                       3,100         3,100
Long-term debt (Note 2)                                   237,722       212,913
Stockholders' equity                                      181,176       171,766
                                                        ---------     ---------
Total                                                   $ 505,526     $ 472,415
                                                        =========     =========


See notes to condensed consolidated financial statements.



                                              OMI CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31, 2000
                                                       (IN THOUSANDS)

                                                                                          Accumulated
                                                                                Retained     Other                      Total
                                          Common Stock     Capital   Treasury  Earnings  Comprehensive Comprehensive Stockholders'
                                        Shares   Amount    Surplus    Stock    (Deficit)   Income     (Loss) Income    Equity
                                        ------  --------   -------   -------   --------- ----------- -------------  ------------
Balance as of January 1, 1999           43,694  $ 21,847   $207,469  $(9,040)   $  17,465  $   7,442                  $245,183

Comprehensive loss:
  Net loss                                                                        (80,305)               $ (80,305)    (80,305)

  Realization of cumulative
   translation adjustment                                                                     (7,442)       (7,442)     (7,442)
                                                                                                         ---------
Comprehensive loss                                                                                       $ (87,747)
                                                                                                         =========
Issuance of common stock                 5,700     2,850     11,400                                                     14,250
Purchase of treasury stock                                               206        (126)                                   80
                                        ------   -------  - -------  -------    --------   ---------                   --------
Balance at December 31, 1999            49,394    24,697    218,869   (8,834)    (62,966)      --                      171,766

Comprehensive loss:
  Net loss                                                                        (9,970)                $  (9,970)     (9,970)
  Net change in valuation account                                                                             --
                                                                                                         ---------
Comprehensive loss                                                                                       $  (9,970)
                                                                                                         =========
Issuance of common stock                10,210     5,105     14,275
                                                                                                                        19,380
                                        ------  --------  ---------  -------    --------   ---------                  --------
Balance at March 31, 2000 (unaudited)   59,604  $ 29,802   $233,144  $(8,834)   $(72,936)  $   --                     $181,176
                                        ======  ========  =========  =======    ========   =========                  ========




See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           -----------------------
                                                              2000         1999
                                                           ----------   ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net (loss) income                                          $  (9,970)   $   2,736
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Cumulative effect of change in accounting principle        --         (2,729)
     Depreciation and amortization                             3,556        6,187
     Loss on disposal/write down of assets-net                13,155         --
     Amortization of lease reserve                              (692)        --
     Amortization of deferred gain on sale of vessel            (788)        (788)
     Equity (loss)in operations of joint ventures-
       net of dividends received                               1,349        2,640
  Changes in assets and liabilities:
     Increase in receivables and other current assets         (2,648)      (2,297)
     Advances (to) from joint ventures - net                    (131)          59
     (Decrease) increase in other assets and
       deferred charges                                          257       (1,117)
     (Decrease) increase in accounts payable and
       accrued liabilities                                    (2,128)         424
     (Decrease) increase in advance time charter
       revenues and other liabilities                           (295)         630
     Other                                                        60           80
                                                           ---------    ---------
Net cash provided by operating activities                      1,725        5,825
                                                           ---------    ---------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
 Additions to vessels and other property                     (31,677)     (41,588)
 Proceeds from disposition of vessels                          4,543         --
 Proceeds from disposition of a joint venture                  2,373         --
 Proceeds from notes receivable                                5,100         --
 Payments for investments                                     (1,467)        --
                                                           ---------    ---------
Net cash used by investing activities                        (21,128)     (41,588)
                                                           ---------    ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from the refinancing of long-term and
  short-term debt                                            264,500         --
 Payments on long-term and short-term debt
  refinanced                                                (257,850)        --
 Proceeds from issuance of long-term and
   short-term debt                                            27,000       49,499
 Payments on long-term and short-term debt                    (6,140)     (12,800)
 Payments for debt issue costs                                (3,783)        (191)
 Proceeds from issuance of common stock                       17,820         --
                                                           ---------    ---------
Net cash provided by financing activities                     41,547       36,508
                                                           ---------    ---------
Net increase in cash and cash equivalents                     22,144          745
Cash and cash equivalents at beginning of year                 7,381       22,698
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $  29,525    $  23,443
                                                           =========    =========


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

The Company is a bulk shipping company incorporated on January 9, 1998 in the Republic of the Marshall Islands, and is the successor company to Universal Bulk Carriers, Inc., a company which was a wholly-owned subsidiary of OMI Corp. (renamed Marine Transport Corporation) until June 17, 1998. OMI provides seaborne transportation services primarily of crude and refined petroleum products. The Company trades under the symbol OMM on the New York Stock Exchange.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. The financial statements for the period ended March 31, 1999 have been restated giving effect to the cumulative effect of the change in accounting principle for recognizing voyage freight for vessels operating on voyage charters from the load-to-load basis to the discharge-to-discharge basis effective January 1, 1999.

NOTE 2 -- CREDIT FACILITIES AND LOAN AGREEMENTS

As of March 31, 2000, the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus variable rates of the London Interbank Offering
   Rate ("LIBOR")(1).......................................        $ 288,420
10.25% Unsecured Senior Notes due 2003.....................            4,357
7.00% Convertible Note due 2004............................            2,480
                                                                   ---------
       Total ..............................................          295,257
Less current portion of long-term debt:
   Scheduled amortization payments of debt.................           12,277
   Debt related to Assets to be disposed of................           45,258
                                                                   ---------
       Total Current Portion...............................           57,535
                                                                   ---------
Long-term debt.............................................        $ 237,722
                                                                   =========
----------

(1) Rates at March 31, 2000 ranged from 8.00 percent to 9.375 percent (including margins).

On February 11,2000, OMI completed its refinancing with its previous lenders for a credit agreement in the amount of $264,500,000. There are two primary facilities under the new agreement. Facility A matures five years from drawdown date, and the balance was $218,000,000 from February 11, 2000 until May 10, 2000. On May 10, 2000, Facility A was reduced by $36.0 million to $182,000,000 when Facility C was drawn down. Facility A will be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $1,000,000, the next two installments in the amount of $2,500,000 and the remaining four installments in the amount of $12,500,000, in addition to a balloon payment in the amount of $123,000,000 as the last installment on maturity. The outstanding balance of Facility A bears interest at LIBOR plus a margin of 1.75% and is secured by thirteen vessels. Facility B was in the amount of $46,500,000 ($43,420,000 at

March 31, 2000) and is a short-term facility which matures two years after the drawdown date. The principal of this Facility will be repaid with proceeds on the sale of vessels secured by this Facility, which are classified as vessels to be disposed of on the Condensed Consolidated Balance Sheets at March 31, 2000. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 3% and is secured by five vessels and OMI's interest in its 49 percent owned joint venture.

On March 15, 2000, OMI agreed with an existing lender to finance $27,000,000 for the new Suezmax vessel delivered on March 21, 2000. The bank Facility is for a two year term and is secured by the vessel delivered. The Facility includes three options to the Company to extend the term of the loan by one year for each option or for a total of three years if all options are exercised. Under the current terms it requires eight consecutive quarterly payments of $430,000 with the final installment equal to the balance of the loan. The Facility bears interest at LIBOR plus a margin of 1.75%.

On May 10, 2000, Facility C was converted from a letter of credit to a secured-term loan of $36,000,000, which reduced Facility A by the same amount. Facility C was initiated when ship mortgage indemnity insurance was not placed within 90 days of the refinancing. This Facility will be repaid in six semi-annual installments commencing six months from the refinancing. The first four installments are $4,000,000, and the next two installments are $10,000,000. If the amounts outstanding under Facility A and Facility C exceed 70 percent of the market value of the vessels securing Facility A, the outstanding balance has an interest rate of LIBOR plus a margin of 4 percent for the first six months, 6 percent for the next six months, and 8 percent thereafter, provided that each increase in the margin will be deferred by six months if at least $8,000,000 is prepaid by August 10, 2000.

Restrictive Covenants

Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth; maintaining specified financial ratios and collateral values; and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries, to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. In the event of a sale of a secured asset, each of the loan agreements requires the Company to reduce the applicable loan by net proceeds of the sale up to the outstanding loan balance. As a result of losses on disposals/write down of assets required in the loan agreements, one of the Company's convenants is not consistent with the requirements of the loan. The Company's lenders are currently processing a Waiver and amendment to the covenant to compensate for the change in vessel values for vessels scheduled for sale.

Interest Rates

The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates range from 1.75% to 3.00% above London Interbank Offering Rate ("LIBOR") on the credit facilities.

Security

At March 31, 2000, vessels and shares in a joint venture with an aggregate net book value of $414,066,000 have been pledged as collateral for debt agreements.

NOTE 3 -- EARNINGS PER COMMON SHARE

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

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------    ---------
(in thousands, except per share
   amounts)
BASIC EARNINGS PER SHARE:
  Weighted average common shares
   outstanding........................................      48,124        41,611
                                                           =======       =======
DILUTED EARNINGS PER SHARE:
  Weighted average common shares
   outstanding........................................      48,124        41,611
  Options.............................................         --            --
                                                           -------       -------
  Weighted average common shares
   outstanding-diluted................................      48,124        41,611
                                                           =======       =======
BASIC (LOSS) EARNINGS PER SHARE:
  Net (loss) income before cumulative effect
   of change in accounting principle..................     $ (0.21)          --
  Cumulative effect of change in accounting
   principle..........................................         --        $  0.07
                                                           -------       -------
  Net (loss) income...................................     $ (0.21)      $  0.07
                                                           =======       =======
DILUTED (LOSS) EARNINGS PER SHARE:
  Net (loss) income before cumulative effect
   of change in account principle.....................     $ (0.21)          --
  Cumulative effect of change in accounting
   principle..........................................         --        $  0.07
                                                           -------       -------
  Net (loss) income...................................     $ (0.21)      $  0.07
                                                           =======       =======

The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999 because the effect of the average price of OMI's stock was less than the stock conversion price of $7.285. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share because the grant prices exceeded the average price of OMI stock in both periods in 2000 and 1999.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $4,702,000 and $5,640,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 5 -- JOINT VENTURE INFORMATION

Amazon Transport, Inc. is 49.0 percent owned by the Company and is accounted for using the equity method. Summarized income statement information for the three months ended March 31, 2000 and 1999 is as follows:

                                                       FOR THE THREE
                                                    MONTHS ENDED MARCH 31,
                                                 --------------------------
                                                          AMAZON
                                                 --------------------------
                                                   2000              1999
                                                 --------         ---------
(in thousands)
Revenues                                         $2,308            $1,873
Expenses                                          2,633             2,000
                                                 ------            ------
Operating (loss) income                          $ (325)           $ (127)
                                                 ======            ======
Net (loss) income                                $ (287)           $  (26)
                                                 ======            ======

During the first quarter 2000, OMI sold its 49.9 percent investment in Geraldton Navigation Company, Inc. to its partner. The investment was recorded in Assets to be disposed of on the Consolidated Balance Sheet at its net realizable value of $2,700,000 at December 31, 1999. During the quarter, a dividend was paid to OMI of $1,209,000 and cash of $2,373,000 was received.

NOTE 6 -- FINANCIAL INFORMATION RELATING TO SEGMENTS

The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet - Includes vessels that normally carry crude oil and "dirty" products. This fleet includes three sizes of vessels, Suezmax, aframax and Panamax vessels.

Product Carrier Fleet - Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes handysize vessels.

     The following is a summary of the operations by major operating segments:

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                         -----------------------
 (in thousands)                                            2000           1999
                                                         ---------     ---------
TOTAL REVENUES:
  Crude Oil Tanker Fleet............................     $ 22,017      $24,078
  Product Carrier Fleet.............................        8,799       10,835
  Other.............................................           --           65
                                                         --------      -------
   Total............................................     $ 30,816      $34,978
                                                         ========      =======
INCOME BEFORE EQUITY IN OPERATIONS OF
  JOINT VENTURES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE:
  Crude Oil Tanker Fleet............................     $  5,194      $ 2,409
  Product Carrier Fleet.............................      (11,829)         378
  General and administrative expense
  not allocated to vessels..........................       (1,406)      (1,974)
  Other.............................................       (1,788)        (616)
                                                         --------      -------
   Total.........................................(1)     $ (9,829)     $   197
                                                         ========      =======
-----------

(1) The three months ended March 31, 2000 balance includes losses from the disposition and write down of vessels and a joint venture aggregating $13,155,000.

During the three months ended March 31, 2000 and 1999, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the value of the vessel collateralizing the debt.

NOTE 7 -- GUARANTEES AND OTHER COMMITMENTS

The Company had one remaining construction contract with a shipyard for a Suezmax carrier with an expected capitalized cost of $51,000,000. This vessel will be delivered during May 2000 (See Note 2)

The Company and its joint venture partner have committed to fund any working capital deficiencies which may be incurred by the joint venture. At March 31, 2000, no such deficiencies have been funded.

NOTE 8 -- ASSETS TO BE DISPOSED OF

During March and April 2000, three product carriers were contracted for sale. Two of these vessels were recorded on the Consolidated Balance Sheet at December 31, 1999 as Assets to be disposed of. Adjustments to the carrying amount of these vessels aggregating $4,833,000 were recorded to loss on disposal of assets as of March 31, 2000. The third product carrier contracted for sale in April 2000 was reclassified to Assets to be disposed of at March 31, 2000. This vessel was written down to its sale price, which is equivalent to its net realizable value and a charge of $4,801,000 was recorded to loss on disposal of assets. The three vessels were delivered to their new owners in May 2000.

Additionally, during March 2000, OMI adjusted two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to loss on disposal/write down of assets-net for the three months ended March 31, 2000.

NOTE 9 -- COMMON STOCK ISSUED

On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15,750,000 (at $2.50 per share) excluding expenses of $589,000. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000 for an aggregate cost of approximately $46,900,000, of which $27,000,000 was financed upon delivery (see Note 2).

On March 7, 2000, OMI issued 26,667 shares of common stock to three non-employee directors for fees at $2.25 per share in lieu of cash.

On March 28, 2000, OMI sold in a private placement to four unrelated investors, 9,583,000 shares of common stock for $2.00 per share, $1.92 net of commissions. Part of the funds received were used to pay for the newbuilding delivered in March 2000, and the remaining funds will be used towards the delivery of the Suezmax vessel in May 2000.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                             AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of the OMI Corporation ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q.

     The information below and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward- looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

GENERAL

Overview

     OMI provides seaborne transportation services primarily for crude oil and refined petroleum. The Company is the successor to Universal Bulk Carriers, Inc., which was a wholly owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation, "MTC") through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The distribution separated Old OMI into two publicly owned companies. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     The Company's net loss was $10.0 million or $0.21 basic loss per share compared to net income of $2.7 million or $0.07 basic earnings per share after the cumulative effect of the change in accounting principle of $2.7 million or $0.07 basic earnings per share. Income excluding losses on the disposal/ write down of assets of $13.2 million was $3.2 million or $0.07 basic earnings per share in the first quarter 2000 before, compared to $7,000 income ($0.00 basic earnings per share) excluding the cumulative effect of the change in accounting principle in the first quarter 1999. OMI had shipping income of $7.0 million (excluding losses on the disposal/write down of assets) for the three months ended March 31, 2000 compared to $3.9 million for the three months ended March 31, 1999 (see Results of Operations).

OMI's Fleet

     OMI's fleet currently comprises 20 vessels (23 vessels at March 31, 2000) including three chartered-in vessels and one jointly owned vessel. The Company's fleet includes four wholly owned Suezmax tankers, three chartered-in Suezmaxes, one jointly owned Ultra Large Crude Carrier ("ULCC"), three Panamax product tankers (currently carrying crude oil) and nine handysize product carriers transporting clean products (not including the three which were sold and delivered to new owners in May 2000). One Suezmax vessel is scheduled for delivery to the Company during May 2000.

     The Company also participates in marketing alliances for its Suezmax and product carrier fleets. In 1998, OMI formed a joint venture, Alliance Chartering LLC, with Frontline Ltd., to charter both companies' Suezmaxes. This joint venture currently has a significant market share in the Suezmax market. In 1999, OMI entered into a joint venture, International Product Carriers Limited ("IPC") with Osprey Maritime Limited for midsize product tankers. This joint venture began operations on May 1, 1999. Currently all of OMI's product carriers except the two new product carriers (which are on time charter) are operating under adjustable rate time charters with IPC.

 MARKET OVERVIEW

Suezmax Tanker Overview

     After a very difficult tanker market in 1999, crude tanker time charter equivalent rates ("TCEs") increased in the first quarter of 2000 compared to the previous quarter, as well as the same period a year ago. TCEs for modern Suezmax tankers improved throughout the quarter and in March reached the highest level in the last two years. The crude tanker rate improvement was the result of increased crude oil seaborne volumes due to reduced compliance by OPEC producers to their oil production cuts agreed in the last two years as well as a reduction of the tanker supply from the year-end 1999 level.

     The crude tanker market is expected to benefit in the short term from increases of oil production by OPEC, in excess of that announced recently, to accommodate the increasing world oil demand at a time when oil inventories are at very low levels. However, for a sustained improvement of tanker freight rates the relatively high deletions of old tanker tonnage of the first three months of this year must continue to counteract the substantial tanker newbuilding deliveries scheduled this year.

     The following schedule presents a comparative market analysis of new Suezmaxes. OMI's calculation accounts for 365 days on an annual basis. Clarkson's TCE's reflect a round trip voyage and excludes waiting time.


                                                                                                              TCE for
              Avg. Price       Avg. Price                               Avg.                                OMI Modern
               380 CST            MD                 WS100            Fixing              TCE                Suezmaxes
Period        $/Ton (1)        $/Ton (1)          $/Ton (2)       WS Rate (3)         $/Day (3),(4)          $/Day (4)
------        ---------        ---------         -----------      -----------         -------------         -----------
1Q2000          138               271               8.93             110                  24,321               22,733
1Q1999           62               139               8.82              85                  19,206               20,497


----------

(1)  Average bunker prices at Philadelphia

(2)  West Africa/Philadelphia

(3) West Africa/Philadelphia for early-1990's built double hull Suezmax tankers. Rates do not include waiting time.

(4) The results for new Suezmaxes in 2000 were higher than in 1999 as a result of a marginally higher flat rate and a higher fixing world scale rate that more than compensated for the higher bunker prices. Rates for OMI's modern Suezmaxes include waiting time.

Source for (1), (2), (3) - Clarkson's Shipping Intelligence Weekly

WS100 = Nominal freight scale set by the Worldscale Association (London & New
York).
380CST = Fuel oil used for vessel propulsion (bunkers).
MDO = Marine diesel oil used for vessel auxiliary machinery.

Product Tanker Overview

     The product tanker market showed some seasonal improvement in the first quarter of 2000. TCEs for handysize product tankers in the Caribbean averaged about $9,250 day, a level that was higher than rates prevailing in the second half last year but lower compared to the rates in the same period in 1999. The relatively small rate improvement was the result of another warm winter, usage of oil product inventories and product tanker fleet expansion.

     Rates for product tankers are expected to show some additional improvement in the short term due to increasing world oil demand, including oil demand in the Pacific region which is a major trading area for product tankers, low petroleum product inventories and higher scrapping levels in the aftermath of the recent breakup and sinking in Europe of an old product tanker, notwithstanding relatively high newbuilding deliveries this year. It should be mentioned that prospects for further gains in the product tanker market are enhanced due to some fundamental changes in the pattern of petroleum product trades towards long-haul movements. In addition, the three major world oil consuming areas-the U.S., Western Europe and the Pacific region- are expected to become more dependent on oil product imports in the next few years as oil demand growth is expected to exceed refinery capacity in these areas.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The following discussion explains the Company's operating results in terms of net voyage revenues and TCE revenues. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). TCE revenues are voyage revenues less voyage expenses in a spot charter or revenue from a time charter. In spot charters, voyage revenues and expenses fluctuate based on the nature of a charter. The Company's vessels currently operate, or have operated in prior years, on time, bareboat or voyage ("spot") charters. Each type of charter denotes a method by which revenues are recorded and expenses are allocated. Under a time charter, revenue is measured based on a daily or monthly rate and the charterer assumes certain voyage expenses, such as fuel and port charges. Under a bareboat charter, the charterer assumes all voyage and operating expenses; therefore, the revenue rate is likely to be lower than for a time charter. Under a voyage charter, revenue is calculated based on the amount of cargo carried, most expenses are for the shipowner's account and the length of the charter is one voyage. Revenue may be higher in the spot market, as the owner is responsible for most of the costs of the voyage. Other factors affecting net voyage revenues for voyage charters are waiting time between cargoes, port costs, and bunker prices.

     Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew payroll/benefits/travel, stores, maintenance and repairs, drydock, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, by charterer and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

FOR THE THREE MONTHS ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999

     Net voyage revenues of $13.3 million for the three months ended March 31, 2000 increased by a net of $0.5 million from $12.8 million for the three months ended March 31, 1999. Net voyage revenues for the three months ended March 31, 2000 and 1999 are as follows by market segments in which OMI primarily operates.

                                     For The Three Months
(in millions)                             Ended March 31,       Percent
                                      2000               1999    Change
                                 ----------------------------------------
Voyage Revenues:
   Crude Oil Fleet                 $ 22.0         $ 24.0           -8%
   Product Carrier Fleet              8.8           10.8          -19%
   All Other                          0.0            0.1           N/A
                                 ----------------------------------------
   Total                           $ 30.8         $ 34.9          -12%
                                 ========================================
Vessel and Voyage Expenses:
   Crude Oil Fleet (1)             $ 13.3         $ 15.3          -13%
   Product Carrier Fleet              4.2            6.7          -37%
   All Other                          0.0            0.1           N/A
                                 ----------------------------------------
   Total                           $ 17.5         $ 22.1          -21%
                                 ======================================
Net Voyage Revenues:
   Crude Oil Fleet                 $  8.7         $  8.7            0%
   Product Carrier Fleet              4.6            4.1           12%
   All Other                          0.0            0.0           --
                                 ----------------------------------------
   Total                           $ 13.3         $ 12.8            4%
                                 ========================================

---------

(1) Includes charter hire expenses

     Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

     AT March 31, 2000 and March 31, 1999, the crude fleet consisted of:

                                                      2000              1999
                                                    -------------------------

1990's built Suezmax vessels                            4                 4
1989-1990's Suezmax vessels chartered-in                3                 2
1970's built Suezmax vessels                            0                 4
1980's built Panamax vessels                            3                 3
1980's built Aframax vessel                             0                 1

     At March 31, 2000, OMI owned or operated 10 crude carriers, excluding one aframax vessel which was sold and delivered to new owners in March 2000 and including one new Suezmax vessel which was delivered in March 2000 and began its first voyage in April. OMI disposed of its four older crude carriers in the second half of 1999 and completed a sale/leaseback in June 1999 for a new Suezmax vessel delivered January 1999.

     The following table sets forth comparative operating results for the crude oil fleet for the three months ended March 31, 2000 versus the three months ended March 31, 1999.

                                                For the Three Months
(in millions)                                      Ended March 31,    Percent
CRUDE FLEET:                                       2000      1999      Change
                                                -----------------------------
NEW SUEZMAXES:
   TCE revenue                                    $12.0      $10.5      15%
                                                -----------------------------
   Vessel expenses                                  1.7        1.5      19%
   Charter hire expenses                            4.6        3.2      43%
                                                -----------------------------
   Net voyage revenue                             $ 5.7      $ 5.8      -2%
                                                =============================
PANAMAXES:
   TCE revenue                                    $ 3.7      $ 3.3      13%
                                                -----------------------------
   Vessel expenses                                  1.5        1.4      10%
   Charter hire expenses                            0.0        0.0      --
                                                -----------------------------
   Net voyage revenue                             $ 2.2      $ 1.9      15%
                                                =============================
OLD SUEZMAXES/AFRAMAX:(SOLD IN 1999 & 2000)
   TCE revenue                                    $ 1.1      $ 4.5     -76%
                                                -----------------------------
   Vessel expenses                                  0.3        3.5     -91%
   Charter hire expense                             0.0        0.0      --
                                                -----------------------------
   Net voyage revenue                             $ 0.8      $ 1.0     -21%
                                                =============================
TOTAL CRUDE FLEET NET VOYAGE REVENUE              $ 8.7      $ 8.7       0%
                                                =============================

     Net Voyage revenues earned in the first quarter of both 1999 and 2000 were $8.7 million by the crude oil fleet. Fluctuations in each of the crude groups were as follows; increases in the Panamax net voyage revenues of $0.3 million were offset by decreases of $0.3 million for the new Suezmaxes and vessels sold. Although there was a net decrease of $0.1 million in the new Suezmax net voyage revenues, TCE revenues increased $1.5 million due to better spot rates for three of the vessels (see Market Summary). The increase was offset primarily from additional charter hire expense of $1.4 million, which was attributed to the vessel that was sold and leased back by the Company and increased vessel expense of $0.3 million.

     Increased earnings for the Panamax vessels was the result of better performance due to improvement for crude oil TCEs (see Market Overview), in the quarter ended March 31, 2000 compared to the same period 1999. TCE revenue increased due to additional pool profits from the three vessels, which have been time chartered into a pool operated by Heidenreich Marine Inc. in both periods.

     Earnings for the quarter for the Old Suezmax/Aframax group reflect earnings for 2000 quarter of $0.8 million primarily for the aframax vessel sold compared to $1.0 million for the 1999 quarter which also included four older Suezmax vessels sold in the second half of 1999 and the aframax vessel. During 1999, the older Suezmax vessels incurred operating losses or small profits.

Product Carrier Fleet

     At March 31, 2000 and March 31, 1999, the product carrier fleet consisted of:

                                                2000          1999
                                                ------------------
1999's built product carriers                     2             0
1984-1991 built product carriers                 10            10

     During 1999, two product carrier newbuildings were delivered in July and September. During March 2000, two product carriers were contracted for sale and another was contracted for sale in April 2000. The three vessels were delivered to the new owners during May 2000.

         The following table sets forth comparative operating results for the product carrier fleet for the three months ended March 31, 2000 versus the three months ended March 31, 1999.

PRODUCT CARRIER FLEET:



(in millions)                                   For the Three Months
PRODUCTS (IPC POOL BEGINNING                        Ended March 31,   Percent
SECOND QUARTER 1999):                             2000        1999     Change
                                                -----------------------------
TCE revenue                                       $ 6.6       $8.1     -19%
                                                -----------------------------
Vessel expenses                                     3.7        4.0     -10%
Charter hire expenses                               0.0        0.0       --
                                                -----------------------------
Net voyage revenue                                $ 2.9       $4.1     -28%
                                                =============================
PRODUCTS-ON TIME CHARTER (DELIVERED
  JULY, SEPT. 1999):
TCE revenue                                       $ 2.2       $0.0     100%
                                                -----------------------------
Vessel expenses                                     0.5        0.0     100%
Charter hire expense                                0.0        0.0     100%
                                                -----------------------------
Net voyage revenue                                $ 1.7       $0.0     100%
                                                =============================
TOTAL PRUDUCT CARRIER FLEET NET
  VOYAGE REVENUE                                  $ 4.6       $4.1      13%
                                                =============================


     During the three months ended March 31, 1999, seven of the Company's ten handysize product tankers were employed in the spot market and three on time charters in a pool operated by a joint venture which terminated in mid-1999. Effective May 1, 1999, all of the 1984-1991 built product carrier vessels were contracted for time charters (at the conclusion of their previous charters) to a newly formed joint venture, IPC, a marketing alliance. Time charter rates from this venture reflect spot market rates since they are adjusted periodically with pool profits.

     Net voyage revenues decreased a net of $1.2 million in the IPC operated vessels primarily due to the decline in TCE rates for seven product carriers operating in the spot market in the first quarter of 1999, which have been operating in the IPC marketing pool (earning spot rates, through adjustable time charters with pool adjustments) in the first quarter 2000. Rates in this market were much lower at the start of the first quarter, largely due to the imbalance of supply and demand for refined products; however, TCE's showed significant improvement during the latter part of the first quarter 2000 (see the Market Summary for further explanations for fluctuations in spot rates). Increases in TCE revenue offsetting these decreases included the earnings from three vessels previously time chartered to a joint venture in the first half of 1999.

     Increases in net voyage revenue of $1.7 million relate to earnings from two 1999 built product carriers, which were delivered in the third and fourth quarters of 1999. The two new vessels have been operating on time charter since their deliveries.

OTHER OPERATING EXPENSES.

     The Company's operating expenses, other than vessel, voyage and charter hire expenses consist of depreciation and amortization, and general and administrative expenses. For the three months ended March 31, 2000, these expenses decreased $2.6 million to $6.3 million, in $8.9 million for the three months ended March 31, 1999.

     Decreases in operating expenses for the three months ended March 31, 2000 were primarily attributed to the nine vessels to be disposed of that were not depreciated during the first quarter of 2000. Decreases in depreciation expense were offset in part by increases from depreciation expense on the two product carriers delivered in 1999.

  LOSS ON DISPOSAL/WRITE DOWN OF ASSETS-NET.

     Loss on disposal/write down of assets-net was $13.2 million for the three months ended March 31, 2000. A vessel contracted for sale in April 2000 was reclassed on the financials to Assets to be disposed of and written down to its net realizable value as of March 31, 2000 resulting in a loss of $4.8 million. Losses aggregating $7.8 million for four vessels previously classified as Assets to be disposed of at December 31, 1999, two of which were contracted for sale in March 2000, were adjusted. Additionally, a loss from the sale of a joint venture in the first quarter 2000 of $0.5 million was recorded.

OTHER INCOME (EXPENSE).

     Other income (expense) consists of net interest expense and other-net. Net other expense decreased by $15,000 from $3.7 million during the three months ended March 31, 1999.

     Net Interest expense increased $1.4 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increases were primarily due to interest expense on additional borrowings to finance two product carrier newbuildings delivered in 1999, and the corresponding reduction of capitalized interest, in addition to increased interest rate margins after the refinancing of debt in February 2000 (see Financing Activities).

     Other-net of $1.4 million was primarily attributed to the settlement of various insurance claims from prior years.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES.

     Equity (loss) in operations of joint ventures increased $49,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. OMI currently participates in one vessel-owning joint venture, which operates a ULCC vessel. Rates for the ULCC vessel increased in the first quarter 2000; however, bunker price increases have lowered such earnings. Two joint ventures operating in the first quarter 1999 have been sold.

     During the first quarter of 2000, OMI sold its 49.9 percent investment in Geraldton Navigation Company Inc. ("Geraldton") to its partner. An adjustment for an additional loss of $0.5 million was recorded for the three months ended March 31, 2000 relating to the disposal of this venture for which the Company received $2.4 million. Also during the quarter, a dividend was paid to OMI of $1.2 million.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     During the second quarter of 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded in 1999 as a cumulative effect of change in accounting principle. The financial statements for the period ended March 31, 1999 have been restated giving effect to the cumulative effect of the change in accounting principle for recognizing voyage freight for vessels operating on voyage charters from the load-to-load basis to the discharge-to-discharge basis effective January 1, 1999.

BALANCE SHEET

     Assets to be disposed of of $87.4 million at March 31, 2000 decreased by a net of $3.5 million from its year-end December 31, 1999 balance. One vessel, which was sold in May 2000, increased Assets to be disposed of by $11.2 million at March 31, 2000, as discussed below. Four vessels included in this classification at year-end were adjusted to further decrease their net realizable values by $7.8 million (two of these vessels were sold in May 2000 and adjusted to their sales prices at March 31, 2000). The aframax vessel sold in March 2000, decreased Assets to be disposed of by $4.2 million and related debt currently due by $3.1 million. Cash of $2.4 million was received for the investment to be disposed of and the remaining balance of $0.3 million was reclassified to receivables.

     Assets to be disposed of increased by $11.2 million for the vessel contracted for sale in April 2000 and delivered to new owners in May. The following fluctuations in the Condensed Consolidated Balance Sheet relate to the reclassification in and write down of the vessel to its net realizable value, which was equivalent to its sales price less expense. Variances from year-end 1999 include decreased Vessels by $24.6 million, Accumulated depreciation by $10.6 million, Other assets and deferred charges for goodwill and prepaid drydock of $2.0 and decreased equity by $4.8 million.

     On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15.8 million (at $2.50 per share) excluding expenses of $0.6 million. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000 for an aggregate cost of approximately $46.9 million (including previous capitalized costs of $14.4 million included in Construction in progress at year-end 1999), of which $27.0 million was financed upon delivery (see Financing Activities).

     On March 28, 2000, OMI sold in a private placement to four unrelated investors, 9,583,000 shares of common stock for $2.00 per share, $1.92 net of commissions.

     During February 2000, MTC paid OMI $5.1 million for a note, which was due in November 2003 in exchange for a discount. At December 31, 1999, the note receivable of $5.1 million was included with Other receivables in current assets.

 LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $29.5 million at March 31, 2000 increased $22.1 million from cash and cash equivalents of $7.4 million at December 31, 1999. The Company's working capital of $58.1 million at March 31, 2000 increased $14.1 million from working capital of $44.0 million at December 31, 1999. Current assets increased $14.8 million primarily because of the increases in cash and cash equivalents. Cash increased primarily by financing activities such as new equity through the issuance of common stock of $17.8 million. Net cash provided by operating activities decreased $4.1 million to $1.7 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $5.8 million for the three months ended March 31, 1999 (see Results of Operations).

     The Company operates in a capital-intensive industry and augments cash generated by operating activities with debt and sales of non-core vessels/assets. Cash used by investing activities was $21.1 million for the three months ended March 31, 2000, which decreased $20.5 million from cash used by investing activities of $41.6 million for the three months ended March 31, 1999. Cash used by investing activities decreased in the first quarter 2000 primarily due to reductions in additions to vessels of $9.9 million, $5.8 million of the decrease resulted from the delivery of a new Suezmax vessel in January 1999 with payments aggregating $38.3 million compared to the 2000 delivery of a new Suezmax vessel with payments aggregating $32.5 million. The remaining balance for 1999 additions to vessels was higher in the first quarter 1999 than the first quarter 2000 due to higher capitalized cost for three vessels under construction. Proceeds of $12.0 million received in the first quarter 2000 also attributed to decreases in the cash used for investing activities. These proceeds were from the disposal of OMI's aframax vessel of $4.5 million in March 2000, proceeds of $5.1 million received from the repayment of a note receivable and proceeds of $2.4 million received for the sale of a joint venture.

FINANCING ACTIVITIES

     Cash provided by financing activities was $41.5 million for the three months ended March 31, 2000, compared to $36.5 million for the three months ended March 31, 1999. In the first quarter of 2000, there were $6.1 million in principal payments ($3.1 million from the sale of the aframax vessel) on long-term and short-term debt and $27.0 million in proceeds from borrowings used for the purchase of the new Suezmax vessel. In February 2000, the Company finalized its refinancing of bank debt with its lenders in the amount of $264.5 million, which resulted in payments of $257.9 million on long and short-term debt related to the refinancing in the first quarter 2000. The effect of the refinancing revised debt covenants, increased interest rate margins and reduced principal amortization.

     During the three months ended March 31, 2000, OMI raised $17.8 million in cash by selling 9,583,000 shares of OMI common stock in a private placement. A portion of the funds received, were used to pay for the newbuilding delivered in March 2000, and the remaining funds will be used towards the delivery of the Suezmax vessel in May 2000.

     On February 11,2000, OMI completed its refinancing with its previous lenders for a credit agreement in the amount of $264.5 million. There are three primary facilities under the new agreement. Facility A matures five years from drawdown date, and the balance was $218.0 million from February 11, 2000 until May 10, 2000. On May 10, 2000, Facility A was reduced by $36.0 million to $182.0 million when Facility C was drawn down. Facility A will be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $1.0 million, the next two installments in the amount of $2.5 million and the remaining four installments in the amount of $12.5 million, in addition to a balloon payment in the amount of $123.0 million as the last installment on maturity. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 1.75% and is secured by thirteen vessels at March 31, 2000. Facility B was in the amount of $46.5 million ($43.4 million at March 31, 2000) and is a short-term facility which matures two years after the drawdown date. The principal of this Facility will be repaid with proceeds on the sale of vessels secured by this facility, which are classified as vessels to be disposed of on the Condensed Consolidated Balance Sheets at March 31, 2000. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 3% and is secured by five vessels and OMI's interest in its 49 percent owned joint venture.

     On May 10, 2000, Facility C was converted from a letter of credit to a secured-term loan of $36.0 million which reduced Facility A by the same amount. Facility C was initiated when the ship mortgage indemnity insurance was not placed within 90 days of the refinancing. This Facility will be repaid in six semi-annual installments commencing six months from the refinancing. The first four installments are $4.0 million, and the next two installments are $10.0 million.

If the amounts outstanding under Facility A and Facility C exceed 70 percent of the market value of the vessels securing Facility A, the outstanding balance has an interest rate of LIBOR plus margins of 4 percent for the first six months, 6 percent for the next six months, and 8 percent thereafter, provided that each increase in the margin will be deferred by six months if at least $8.0 million is prepaid by August 10, 2000.

     During May 2000, the three vessels sold had mortgages under Facility A of the new credit agreement aggregating $31.8 million. Upon the delivery to new owners, this cash was deposited in a cash collateral account as required for the substitution of debt under the agreement for the delivery of the Suezmax vessel on May 17, 2000.

     On March 15, 2000, an existing lender agreed to finance $27.0 million for the new Suezmax vessel delivered on March 21, 2000. The bank Facility is for a two-year term and is secured by the vessel delivered. The Facility includes three options to the Company to extend the term of the loan by one year for each option or for a total of three years if all options are exercised. Under the current terms it requires eight consecutive quarterly payments of $430,000 with the final installment equal to the balance of the loan. The Facility bears interest at LIBOR plus a margin of 1.75%.

     At March 31, 2000, vessels and shares in a joint venture with an aggregate net book value of $414.1 million have been pledged as collateral for debt agreements.

Restrictive Covenants

     Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth, maintenance of specified financial ratios and collateral values, and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. In the event of a sale of a secured asset, each of the loan agreements requires the Company to reduce the applicable loan by net proceeds of the sale up to the outstanding loan balance. As a result of losses on disposals/write down of assets required in the loan agreements, one of the Company's convenants is not consistent with the requirements of the loan. The Company's lenders are currently processing a Waiver and amendment to the covenant to compensate for the change in vessel values for vessels scheduled for sale.

OTHER COMMITMENTS

     The Company has one remaining construction contract with a shipyard for a Suezmax carrier with an expected capitalized cost of $51,000,000. This vessel will be delivered May 17, 2000 and the remaining payments of approximately $39.6 million will be financed from existing debt and cash received from new equity.

     The Company and its joint venture partner have committed to fund any working capital deficiencies that may be incurred by the joint venture. As of March 31, 2000, no such deficiencies have been funded.

EFFECTS OF INFLATION

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

     The company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt and related interest rate swaps. At March 31, 2000, the majority of the $295.3 million debt was floating rate debt, which totaled $288.4 million. A one-percent increase in the floating rate would increase interest expense by $2.9 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $6.9 million as of March 31, 2000. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.1 million.

     The Company has an interest rate swap agreement to manage its exposure with interest rates by locking in fixed interest rate from floating rates. At March 31, 2000, there was one swap with at notional principal of $10.0 million, and it would cost approximately $0.1 million to terminate the agreement.

                           PART II: OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

             None.

ITEM 2 -- CHANGES IN SECURITIES

             None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5 -- OTHER INFORMATION

             None.

ITEM 6 -- EXHIBIT AND REPORTS ON FORM 8-K

  a.  EXHIBITS

             27 OMI Corporation - Financial Data Schedule, dated March 31,
2000.

  b.  REPORTS ON FORM 8-K

             As filed on May 11, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OMI CORPORATION
--------------------------------------------------------------------------------
                                     (REGISTRANT)

DATE:   MAY 15, 2000               BY:  /s/    CRAIG H. STEVENSON, JR.
-------------------------             ------------------------------------------
                                               Craig H. Stevenson, Jr.
                                               President, Chairman of the Board
                                               and Chief Executive Officer

DATE:   MAY 15, 2000               BY:  /s/    VINCENT DE SOSTOA
-------------------------             ------------------------------------------
                                               Vincent de Sostoa
                                               Senior Vice President and
                                               Chief Financial Officer