Form 10-Q
period 2000-06-30
OMI CORP/M I
filed 2000-08-10
CIK 1061571

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

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934.

         For the period from                  to
                             ---------------     ---------------

                                                      COMMISSION FILE NUMBER

                                                            001-14135
                                                      ----------------------


                                 OMI CORPORATION

--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                 MARSHALL ISLANDS                  52-2098714
        ------------------------------         -------------------
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)

       ONE STATION PLACE, STAMFORD, CT               06902
       -------------------------------         -------------------
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
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
COMMON STOCK, AS OF        AUGUST 10, 2000     :
                    ---------------------------

            Common Stock, par value $0.50 per share 59,197,626 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of
           Operations and Comprehensive Income (unaudited) for the
           three months and six months ended June 30, 2000                    3

         Condensed Consolidated Balance Sheets- June 30, 2000
           (unaudited) and December 31, 1999                                  4

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the year ended December 31, 1999 and the
           (unaudited) six months ended June 30, 2000                         5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2000 and 1999                    6

         Notes to Condensed Consolidated Financial Statements (unaudited)     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          26

PART II: OTHER INFORMATION                                                   27

SIGNATURES                                                                   28

                        OMI CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                            --------------------    --------------------
                                              2000        1999        2000        1999
                                            --------    --------    --------    --------
Revenues                                    $ 36,384    $ 30,535    $ 67,200    $ 65,513
                                            --------    --------    --------    --------
Operating Expenses:
   Vessel and voyage                          12,516      17,840      25,423      36,785
   Charter hire                                2,952       3,557       7,551       6,783
   Depreciation and amortization               3,879       6,130       7,435      12,317
   Provision for loss on lease
     obligation                                 --         6,229        --         6,229
General and administration                     3,005       2,543       5,711       5,229
Loss on disposal/write down of
   assets-net                                   --        23,666      13,155      23,666
                                            --------    --------    --------    --------
     Total operating expenses                 22,352      59,965      59,275      91,009
                                            --------    --------    --------    --------
Operating income (loss)                       14,032     (29,430)      7,925     (25,496)
                                            --------    --------    --------    --------
Other Income (Expense):
   Interest expense-net                       (6,066)     (3,921)    (11,236)     (7,658)
   Other-net                                     177        --         1,625        --
                                            --------    --------    --------    --------
     Net other expense                        (5,889)     (3,921)     (9,611)     (7,658)
                                            --------    --------    --------    --------
Income (loss) before equity in
   operations of joint ventures
   and cumulative effect of
   change in accounting principle              8,143     (33,351)     (1,686)    (33,154)

Equity (loss) in operations of
   joint ventures                              1,185         179       1,044         (11)
                                            --------    --------    --------    --------
Income (loss) before cumulative
   effect of change in accounting
   principle                                   9,328     (33,172)       (642)    (33,165)

Cumulative effect of change in
   accounting principle                         --          --          --         2,729
                                            --------    --------    --------    --------
Net income (loss)                              9,328     (33,172)       (642)    (30,436)
Other comprehensive income                      --          --          --          --
                                            --------    --------    --------    --------
Comprehensive income (loss)                 $  9,328    $(33,172)   $   (642)   $(30,436)
                                            ========    ========    ========    --------

Basic earnings (loss) per common share:
   Income (loss) before cumulative
     effect of change in accounting
     principle                              $   0.16    $  (0.80)   $  (0.01)   $  (0.80)
   Net income (loss)                        $   0.16    $  (0.80)   $  (0.01)   $  (0.73)
Diluted earnings (loss) per common share:
   Income (loss) before cumulative
     effect of change in accounting
     principle                              $   0.16    $  (0.80)   $  (0.01)   $  (0.80)
Net income (loss)                           $   0.16    $  (0.80)   $  (0.01)   $  (0.73)

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JUNE 30,     DECEMBER 31,
                                                      2000          1999
                                                   ----------    ----------
                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash, including cash equivalents:
     2000-$12,000; 1999-$5,172                     $  20,824      $   7,381
   Receivables:
     Traffic                                          14,245          9,245
     Other                                             7,825          9,136
   Assets to be disposed of                           55,722         90,996
   Prepaid expenses and other current assets           4,742          4,437
                                                   ---------      ---------
         Total current assets                        103,358        121,195
                                                   ---------      ---------

Vessels, construction in progress and
   other property:
Vessels and other property                           429,094        334,342
Construction in progress                                --           25,340
Less accumulated depreciation                        (39,721)       (42,926)
                                                   ---------      ---------
Vessels, construction  in progress
   and other property-net                            389,373        316,756
                                                   ---------      ---------

Investments in, and advances to joint
   ventures                                            6,350         11,519
Notes receivables                                      6,924          9,262
Other assets and deferred charges                     15,921         13,683
                                                   ---------      ---------
Total                                              $ 521,926      $ 472,415
                                                   =========      =========

LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
   Accounts payable                                $   7,714      $   7,017
   Accrued liabilities:
     Voyage and vessel                                 2,646          4,285
     Interest                                          3,407          2,762
     Other                                             5,215          5,190
   Deferred gain on sale of vessels                    3,151          3,151
   Current portion of long-term debt (Note 3)         55,697         54,834
                                                   ---------      ---------
         Total current liabilities                    77,830         77,239
                                                   ---------      ---------

Deferred income taxes                                  3,100          3,100
Other liabilities                                      1,856          3,034
Deferred gain on sale of vessels                       2,787          4,363
Long-term debt (Note 3)                              237,292        212,913
Stockholders' equity                                 199,061        171,766
                                                   ---------      ---------
         Total                                     $ 521,926      $ 472,415
                                                   =========      =========



See notes to condensed consolidated financial statements

                                              OMI CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE (UNAUDITED)
                                               SIX MONTHS ENDED JUNE 30, 2000
                                                       (IN THOUSANDS)

                                                                                                             Accumulated
                                         Common Stock                                             Retained       Other
                                      -------------------     Capital    Treasury    Deferred     Earnings   Comprehensive
                                      Shares      Amount      Surplus      Stock   Compensation   (Deficit)      Income
                                      ------    --------    ---------    --------   ---------     ---------      -------

Balance as of January 1, 1999         43,694    $ 21,847    $ 207,469    $ (9,040)                $  17,465      $ 7,442

Comprehensive loss:
  Net loss                                                                                          (80,305)
  Realization of cumulative
    translation adjustment                                                                                        (7,442)

Comprehensive loss

Issuance of common stock               5,700       2,850       11,400
Issuance of treasury stock                                                    206                      (126)
                                      ------    --------    ---------    --------                 ---------      -------
Balance at December 31, 1999          43,394      24,697      218,869      (8,834)                  (62,966)        --


Comprehensive loss:
  Net loss                                                                                             (642)
  Net change in valuation account

Comprehensive loss

Issuance of common stock              11,710       5,855       20,984
Issuance of stock options                                       1,354                     (344)
Exercise of stock options                 22          11           77
                                      ------    --------    ---------    --------    ---------    ---------      -------

Balance at June 30, 2000 (unaudited)  61,126    $ 30,563    $ 241,284    $ (8,834)   $    (344)   $ (63,608)     $  --
                                      ======    ========    =========    ========    =========    =========      =======



                                                         Total
                                       Comprehensive  Stockholders'
                                       (Loss) Income     Equity
                                         ---------       -------

Balance as of January 1, 1999                           $245,183

Comprehensive loss:
  Net loss                               $ (80,305)      (80,305)
  Realization of cumulative
    translation adjustment                  (7,442)       (7,442)
                                         ---------
Comprehensive loss                       $ (87,747)
                                         =========
Issuance of common stock                                  14,250
Issuance of treasury stock                                    80
                                                        --------
Balance at December 31, 1999
                                                         171,766

Comprehensive loss:
  Net loss                               $    (642)         (642)
  Net change in valuation account            --
                                         ---------
Comprehensive loss                       $    (642)
                                         =========
Issuance of common stock                                  26,839
Issuance of stock options                                  1,010
Exercise of stock options                                     88
                                                        --------

Balance at June 30, 2000 (unaudited)
                                                        $199,061
                                                        ========

See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ---------    ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss                                                      $    (642)   $ (30,436)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        principle                                                  --         (2,729)
      Depreciation and amortization                               7,435       12,317
      Loss on disposal/write down of assets-net                  13,155       23,666
      Provision for loss on lease obligation                       --          6,229
      Amortization of lease reserve                              (1,384)        --
      Amortization of deferred gain on sale of vessel            (1,576)      (1,576)
      Equity (loss) in operations of joint ventures-
        net of dividends received                                   164        2,439
      Changes in assets and liabilities:
      (Increase) decrease in receivables and other
        current assets                                           (5,193)       1,914
      Advances to joint ventures-net                               (497)        (965)
      Decrease (increase) in other assets and
        deferred charges                                            233       (1,158)
      Increase (decrease) in accounts payable and
        accrued liabilities                                      (2,893)         669
      Increase in advance time charter
        revenues and other liabilities                              206           45
      Other                                                          (7)          80
                                                              ---------    ---------
Net cash provided by operating activities                         9,001       10,495
                                                              ---------    ---------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
  Additions to vessels and other property                       (71,862)     (45,267)
  Proceeds from disposition of vessels                           36,663       54,000
  Payments for the purchase of a joint venture interest-net      (4,809)        --
  Proceeds from disposition of a joint venture                    2,657         --
  Issuance of notes receivable                                     --         (9,000)
  Proceeds from notes receivable                                  5,137          212
  Payments for investments                                       (1,967)        --
  Other                                                            --         (6,000)
                                                              ---------    ---------
Net cash used by investing activities                           (34,181)      (6,055)
                                                              ---------    ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from the refinancing of long-term and
    short-term debt                                             264,500         --
  Payments on long-term and short-term debt refinanced         (257,850)        --
  Proceeds from issuance of long-term and short-term debt        27,000       86,498
  Payments on long-term and short-term debt                      (8,408)     (88,998)
  Payments for debt issue costs                                  (4,298)        (220)
  Proceeds from issuance of common stock                         17,679         --
                                                              ---------    ---------
Net cash provided (used) by financing activities                 38,623       (2,720)
                                                              ---------    ---------
Net increase in cash and cash equivalents                        13,443        1,720
Cash and cash equivalents at beginning of year                    7,381       22,698
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  20,824    $  24,418
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

NOTE 2 - NEWLY ISSUED ACCOUNTING STANDARD

In June 2000, the Financial Accounting Standards Board Statement ("FASB") issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 to interim periods and fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends guidance on accounting for certain derivatives and hedging activities and supercedes Statements previously issued. The adoption of SFAS 138 will not have a material effect on the Company's financial condition or results of operations.

In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. The Company does not anticipate that this interpretation will have a material impact on its financial position, results of operations or cash flows.

Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC")issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company is effective no later than the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect there to be a material impact as a result of this bulletin on the Company's consolidated financial statements.

NOTE 3 - CREDIT FACILITIES AND LOAN AGREEMENT

As of June 30, 2000, the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus Variable
  rates of the London Interbank Offering Rate ("LIBOR")(1).......   $286,152
10.25% Unsecured Senior Notes due 2003...........................      4,357
7.00% Convertible Note due 2004..................................      2,480
                                                                    --------
         Total...................................................    292,989
Less current portion of long-term debt:
  Scheduled amortization payments of debt........................     12,277
  Debt related to Assets to be disposed of.......................     43,420
                                                                    --------
         Total Current Portion...................................     55,697
                                                                    --------
Long-term debt...................................................   $237,292
                                                                    ========
----------
(1) Rates at June 30, 2000 ranged from 8.125 percent to 10.719 percent (including margins).

On February 11,2000, OMI completed its refinancing with its previous lenders for a credit agreement, as amended, in the amount of $264,500,000. There are three primary facilities under the new agreement. Facility A, with an original amount of $218,000,000 ($182,000,000 as of June 30, 2000), matures five years from drawdown date. Facility A will be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $1,000,000, the next two installments in the amount of $2,500,000 and the remaining four installments in the amount of $12,500,000, in addition to a balloon payment in the amount of $123,000,000 as the last installment on maturity. The outstanding balance of Facility A bears interest at LIBOR plus a margin of 1.75% and is secured by eleven vessels. On May 10, 2000, Facility A was reduced by $36.0 million to $182,000,000 when Facility C was drawn down. Facility B was in the amount of $46,500,000 ($43,420,000 at June 30, 2000) and is a short-term facility which matures two years after the drawdown date. The principal of this Facility will be repaid with proceeds on the sale of vessels secured by this Facility, which are classified as vessels to be disposed of on the Condensed Consolidated Balance Sheets at June 30, 2000. The outstanding balance of this Facility bears interest at LIBOR plus a margin of 3% and is secured by six vessels.

On May 10, 2000, Facility C was converted from a letter of credit to a secured-term loan of $36,000,000, which reduced Facility A by the same amount. This Facility will be repaid in six semi-annual installments commencing six months from the refinancing. The first four installments are

$4,000,000, and the next two installments are $10,000,000 and the remaining balance of the loan. The outstanding balance of Facility C bears interest at LIBOR plus a margin of 4 percent.

On March 15, 2000, OMI agreed with an existing lender to finance $27,000,000 for the new Suezmax vessel delivered on March 21, 2000. The bank Facility is for a two year term and is secured by the vessel delivered. The Facility includes three options to the Company to extend the term of the loan by one year for each option or for a total of three years if all options are exercised. Terms require eight consecutive quarterly payments of $430,000 with the final installment equal to the balance of the loan. The balance of the loan was $26,570,000 at June 30, 2000. The Facility bears interest at LIBOR plus a margin of 1.75%.

During May 2000, $30,000,000 of the proceeds from sale of three vessels were used to acquire the Suezmax vessel delivered May 17, 2000, (see Note 6) which replaced these vessels as collateral in Facilities A and C. The remaining proceeds of $1,838,000 from the sale of the three vessels were paid to the bank to reduce the outstanding balance of Facility C in June. The outstanding balance in Facility C at June 30, 2000 was $34,163,000.

Restrictive Covenants

Certain of the loan agreements contain restrictive covenants requiring minimum levels of cash or cash equivalents, working capital and net worth; maintaining specified financial ratios and collateral values; and restricting the Company's ability to pay dividends. These loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to make certain investments, to place additional liens on the property of certain of OMI's subsidiaries to incur additional long-term debt, to make certain payments, to merge or to undergo a similar corporate reorganization, and to enter into transactions with affiliated companies. In the event of a sale of a secured asset, each of the loan agreements requires the Company to reduce the applicable loan by net proceeds of the sale up to the outstanding loan balance. As of June 30, 2000, the Company was in compliance with its financial covenants.

Interest Rates

The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates range from 1.75% to 4.00% above London Interbank Offering Rate ("LIBOR") on the credit facilities.

Security

At June 30, 2000, vessels with an aggregate net book value of $336,374,000 have been pledged as collateral for debt agreements.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and the conversion of the 7% convertible note due 2004.

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

                                           FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                              ENDED JUNE 30,             ENDED JUNE 30,
                                         -----------------------   ------------------------
                                            2000         1999         2000          1999
                                         ----------   ----------   ----------    ----------
                                             (in thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
   Weighted average common shares
   outstanding .......................       57,594       41,647       53,964        41,629
                                         ==========   ==========   ==========    ==========
DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares
     outstanding .....................       57,594       41,647       53,964        41,629
   Options ...........................          183         --           --            --
                                         ----------   ----------   ----------    ----------
Weighted average common shares
     Outstanding-diluted .............       57,777       41,647       53,964        41,629
                                         ==========   ==========   ==========    ==========

BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss) before cumulative
     effect of change in accounting
     principle .......................   $     0.16   $    (0.80)  $    (0.01)   $    (0.80)
   Cumulative effect of change in
     accounting principle ............         --           --           --            0.07
                                         ----------   ----------   ----------    ----------
   Net income (loss) .................   $     0.16   $    (0.8)   $    (0.01)   $    (0.73)
                                         ==========   ==========   ==========    ==========

DILUTED EARNINGS PER SHARE:
   Net income (loss) before cumulative
     effect of change in accounting
     principle .......................   $     0.16   $    (0.80)  $    (0.01)   $    (0.80)
   Cumulative effect of change in
     accounting principle ............         --           --           --            0.07
                                         ----------   ----------   ----------    ----------
   Net income (loss) .................   $     0.16   $    (0.80)  $    (0.01)   $    (0.73)
                                         ==========   ==========   ==========    ==========

The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the periods presented for 2000 and 1999 because the effect of the average price of OMI's stock was less than the stock conversion price of $7.285. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share for the six months ended June 30, 2000 and the three and six months ended June 30, 1999 because the grant prices exceeded the average price of OMI stock.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest of approximately $11,251,000 and $9,327,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 6 - ACQUISITIONS

On June 30, 2000, OMI purchased its partners' 51% interest in Amazon Transport, Inc., which owns one Ultra Large Crude Carrier. The purchase price was based on a notional vessel value set at $30,000,000 plus the allocation of cash for the remaining net assets. OMI issued 1,500,000 shares of OMI common stock at $5.125 aggregating $7,687,500 and paid $7,462,500 to its partner for the purchase.

The Soyang, a new Suezmax vessel, was delivered from the shipyard on May 17, 2000 for an aggregate purchase price of $51,348,000. The vessel was financed by Facility A in the amount of $30,000,000 (see Note 3).

On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15,750,000 (at $2.50 per share) excluding expenses of $589,000. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000 for an aggregate cost of approximately $46,900,000, of which $27,000,000 was financed upon delivery (see Note 3).

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

     The following is a summary of the operations by major operating segments:

                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                              ENDED JUNE 30,           ENDED JUNE 30,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
                                                          (in thousands)
Total Revenues:
   Crude Oil Tanker Fleet ..............   $ 26,024    $ 20,880    $ 48,041    $ 44,959
   Product Carrier Fleet ...............     10,360       9,535      19,159      20,370
   Other ...............................       --           120        --           184
                                           --------    --------    --------    --------
     Total .............................   $ 36,384    $ 30,535    $ 67,200    $ 65,513
                                           ========    ========    ========    ========

INCOME BEFORE EQUITY IN OPERATIONS
  OF JOINT VENTURES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE:
   Crude Oil Tanker Fleet(1) ...........   $  7,690    $(31,625)   $ 12,884    $(29,216)
   Product Carrier Fleet(2) ............      3,011         159      (8,818)        537
   General and administrative expense
     not allocated to vessels ..........     (2,296)     (1,361)     (4,453)     (3,431)
   Other ...............................       (262)       (524)     (1,299)     (1,044)
                                           --------    --------    --------    --------
     Total .............................   $  8,143    $(33,351)   $ (1,686)   $(33,154)
                                           ========    ========    ========    ========

(1) The three and six months ended June 30, 1999 Crude Oil Tanker Fleet balances include losses from the disposal of one vessel and the write down of five vessels, aggregating $23,666,000 and the provision for loss on lease obligation of $6,229,000.

(2) The six months ended June 30, 2000 Product Carrier Fleet balance includes losses from the disposition and write down of vessels aggregating $12,619,000.

During the three and six months ended June 30, 2000 and 1999, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the value of the vessel collateralizing the debt.

NOTE 8 - OTHER COMMITMENTS

The Company and its joint venture partner have committed to fund any working capital deficiencies which may be incurred by the joint venture. At June 30, 2000, no such deficiencies have been funded.

NOTE 9 - ASSETS TO BE DISPOSED OF

During March and April 2000, three product carriers were contracted for sale. Two of these vessels were recorded on the Consolidated Balance Sheet at December 31, 1999 as Assets to be disposed of. Adjustments to the carrying amount of these vessels aggregating $4,833,000 were recorded to loss on disposal of assets as of March 31, 2000. The third product carrier contracted for sale in April 2000 was reclassified to Assets to be disposed of at March 31, 2000. This vessel was written down to its sale price, which was equivalent to its net realizable value and a charge of $4,801,000 was recorded to loss on disposal of assets. The three vessels were delivered to their new owners in May 2000.

Additionally, during March 2000, OMI adjusted two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to loss on disposal/write down of assets-net during the first quarter 2000.

NOTE 10 - COMMON STOCK ISSUED

On March 28, 2000, OMI sold in a private placement to four unrelated investors, 9,583,000 shares of common stock for $2.00 per share, ($1.92 net of commissions). Part of the funds received were used to pay for the two newbuildings delivered in May and March 2000.

On March 7, 2000, OMI issued an aggregate of 26,667 shares of common stock to three non-employee directors at $2.25 per share in lieu of the year 2000 annual cash payment to them.

NOTE 11-STOCK OPTIONS

On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share, which are payable in the first quarter of 2001. The 394,000 options granted at $1.50 per share vest on January 1, 2001 and expire January 1, 2006. As of June 30, 2000, capital surplus was credited for the difference between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1,354,000. Accrued liabilities were debited for $1,010,000 (for the amount of performance units earned through June 2000), and Deferred compensation was debited for $344,000, which represents the unvested amount of options to be amortized to December 31, 2000.

Performance units relating to years 2001 and 2002 aggregating 400,000 units were converted to stock options at a grant price of $4.938, which was the market price of OMI common stock at the grant date. A cash bonus for the number of units times the grant price of $4.938 for 2001 performance units will be payable in the first quarter of 2002 and for the 2002 units, a cash bonus will be paid in the first quarter of 2003. Stock options relating to 2001 performance units vest January 1, 2002 and expire January 1, 2007. Stock options relating to 2002 performance units vest January 1, 2003 and expire January 1, 2008.

NOTE 12-SUBSEQUENT EVENTS

On July 31, 2000, OMI contracted to purchase two 47,000 deadweight ton product carrier newbuildings from another ship owner at a cost of $30,300,000 each with deliveries scheduled in September and November 2000. The Company has secured two-year time charters with a major oil company following delivery of each of the vessels. OMI expects to partially finance the purchases.

Also on July 31, 2000, OMI contracted to sell a vessel with delivery expected to be in mid-August. The vessel was held for sale at December 31, 2000. Proceeds of $10,000,000 for the sale will be used to pay down debt. A loss of approximately $1,515,000 relating to the sale will be recorded in the third quarter 2000.

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

         OMI's net income was $9.3 million or $0.16 basic/diluted earnings per share (EPS) for the second quarter 2000 compared to a net loss of $33.2 million or $0.80 basic/diluted loss per share for the second quarter 1999. For the six months ended June 30, 2000, the net loss was $0.6 million or $0.01 basic/diluted loss per share compared to the net loss of $30.4 million or $0.73 basic/diluted loss per share (including $0.07 income from the cumulative effect of the change in accounting principle) for the six months ended June 30, 1999. Increases in the second quarter 2000 EPS of $0.96 per share ($0.24 increase, excluding the $0.72 increase in EPS from nonrecurring losses from disposal/write downs in 1999 relating to six vessels and a lease obligation) from the second quarter 1999, resulted from a 31 percent improvement in consolidated time charter equivalent
(TCE) revenues and lower operating costs. TCE revenues are voyage revenues less voyage expenses in a spot charter or revenue from a time charter. Consolidated TCE revenue increased 19 percent in the second quarter of 2000 compared to the first quarter of 2000. The tanker rates in the second quarter 2000 were stronger than the first quarter, due to high demand for oil, depleted oil inventory levels and good tanker fundamentals. The Suezmax tanker rates have increased to their highest levels since the last Gulf War.

         Rates for voyages thus far booked in the third quarter are higher than the previous quarter's average in all vessel categories, significantly so for the Suezmaxes. OMI believes that continued improvements in the third quarter rates will lead to an even stronger fourth quarter. Traditionally, the winter season has been the strongest season in a year.

         On June 30, 2000, OMI purchased the additional interest in Amazon Transport, Inc., a company previously 49 percent owned. The acquisition was based on a nominal ship value for the Company's Ultra Large Crude Carrier (ULCC) of $30 million. OMI paid the purchase price partially with cash and by issuing
1.5 million shares of its common stock to its venture partner at a price of $5.125.

         On July 31, 2000, OMI agreed to acquire from another shipowner two 47,000 dwt product carriers currently under construction at Onomichi Dockyard in Japan. The vessels aggregate cost will approximate $60.6 million and will be delivered to the Company in September and late November of 2000. Upon delivery, the vessels will commence two year time charters to a major oil company. The Company also agreed to sell a 1989 built, 29,996 dwt product carrier. In connection with the sale of the product carrier, the Company will book a loss of approximately $1.5 million in the third quarter.

OMI's Fleet

          OMI is a major international tanker owner and operator. During May 2000, OMI took delivery of a Suezmax newbuilding, which was its sixth Suezmax newbuilding delivered to the Company since mid-1998. Currently, OMI's fleet comprises 20 vessels (excluding a vessel sold in August 2000), including three chartered-in vessels. The fleet includes five wholly-owned Suezmaxes, three chartered-in Suezmaxes, three 66,000 dwt product tankers currently carrying crude oil, eight handysize product carriers transporting clean products and one ULCC purchased from a joint venture partner on June 30, 2000.

         The Company also participates in marketing alliances for its Suezmax and product carrier fleets. The alliances combine strengths for the benefit of our customers and give them more options, at the same time giving the Company greater cost savings. In 1998, OMI formed a joint venture, Alliance Chartering LLC, with Frontline Ltd., to charter both companies' Suezmaxes. This joint venture currently maintains a significant market share in the Suezmax market segment. In 1999, OMI entered into a joint venture, International Product Carriers Limited ("IPC") with Osprey Maritime Limited for midsize product tankers. This joint venture began operations on May 1, 1999. During the first half of 2000, seven of OMI's nine product carriers were operating under adjustable rate time charters with IPC.

EBITDA

        "EBITDA" represents net income (loss) from operations before net interest expense, depreciation and amortization expense, loss on disposal/write down of assets-net and lease provision, other non-cash items, and cumulative effect of change in accounting principle. Cash flows as of the second quarter 2000 were stronger than the comparable 1999 quarter, as EBITDA of $18.8 million in the second quarter was $12.1 million above the second quarter 1999 balance of $6.7 million. The increase in EBITDA is due to higher earnings, net of operating expenses in the second quarter of 2000 due to the disposal of five older crude carriers and the delivery of four new vessels (two Suezmaxes and two products). The new vessels are more marketable than the older vessels disposed of and earn a higher TCE rate and are more cost efficient.

MARKET OVERVIEW

Suezmax Tanker Overview

         After a very difficult tanker market in 1999, TCEs for crude carriers have recovered sharply in the first half of 2000, and in the second quarter reached very high levels not seen since the last Iraqi/Kuwaiti brief conflict in early 1991. It should be noted that in contrast to the freight rate gains during the Iraqi/Kuwaiti political crisis, the current tanker market improvement reflects market fundamentals and as a result is expected to last longer than the previous spike.

         The crude tanker rate improvement has been the result of increasing world oil demand at a time of very low oil inventory levels, increased crude oil seaborne volumes as OPEC oil producers have raised oil production twice this year by the total of 2.4 million b/d, relatively high tanker scrapping activity in the first half of 2000, as well as a reduction of the tanker supply from the year-end 1999 level.

         The world tanker fleet totaled approximately 276.1 million dwt at the end of June 2000, down by 0.6 million dwt from the year-end 1999 level, and the tanker orderbook stood at 44.9 dwt or 16.3% of the existing fleet. However, about 85 million dwt, or 31% of the existing tanker fleet is 20 or more years old and face increasingly stricter environmental regulations. Approximately 9.2 million dwt is schedule for delivery in the balance of 2000, 15.6 million dwt in 2001, 17.5 million dwt in 2002 and the balance in 2003. The tanker orderbook includes 55 Suezmaxes of 8.7 million dwt or 25.7% of the existing Suezmax fleet, and 81 VLCCs of 24.4 million dwt or 19.9% of the existing VLCC fleet.

         Though tanker freight rates have been high throughout the first half of 2000, tanker sales for scrap totaled 10.3 million dwt, 46.4% more compared to the same period last year, while new orders totaled 18.6 million dwt. Sales for scrap include 20 VLCCs and 16 Suezmaxes. Tanker scrapping activity should continue given the tanker fleet age demographics and stricter environmental regulations.

         World oil demand is expected to increase by about 1.3 million b/d in 2000, about 40% more than last year's gains. The expected increase reflects strong economic activity in industrialized areas and the ongoing economic recovery in the Pacific region. At the same time, world oil inventories continue at historically very low levels. Currently, commercial crude oil stocks in the three main oil consuming areas - the U.S., Western Europe and Japan - are 8.1% below a year ago level and at the lowest level in at least the last ten years.

         The positive outlook for the crude tanker market is expected to continue as a result of the need for additional oil production by OPEC, beyond that announced recently, to accommodate the seasonal world oil demand gains in the winter months at a time when oil inventories are expected to continue at very low levels. To the extent that most of the excess world crude oil production capacity is in the long-haul Middle East, the need for more oil will enhance tanker tonne-mile demand with a positive effect on tanker TCEs. In addition, stricter enforcement of existing tanker regulations by classification societies, stricter inspections by charterers and the planning of new tanker regulations by the European Union, in line with the U.S. OPA 90, will tighten controls of tankers trading in European waters, make employment of old tankers more difficult and force disposals of unsuitable tonnage. Given the tanker orderbook for delivery in the balance of 2000, the relatively low newbuilding deliveries next year and the tanker fleet age demographics the level of tanker scrappings will determine the degree of tanker TCE increases.

Product Tanker Overview

         The product tanker market improved further in the second quarter of 2000, and TCEs for handysize product tankers in the Caribbean reached levels not seen since the same period three years ago. This was due to tightness in the gasoline and distillate markets in the Atlantic region that has created long haul trading opportunities, and a smaller than expected increase in the product tanker fleet due to high scrapping activity.

         A firm product tanker market is expected for the foreseeable future as a result of increasing world oil demand, very low oil product inventories in the U.S. and Western Europe, regional imbalances in oil product consumption and production that have created changes in the pattern of petroleum product trades toward longer haul movements, and continuous scrapping of old tonnage as charterers focus more on tonnage quality. Furthermore, oil product imports are expected to increase in the U.S., Western Europe and the Pacific region as oil demand growth is expected to exceed refinery capacity growth in these areas in the next few years.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30, 1999

Net voyage revenues of $20.9 million for the three months ended June 30, 2000 increased by a net of $11.8 million from $9.1 million for the three months ended June 30, 1999. Net voyage revenues of $34.2 million for the six months ended June 30, 2000 increased by a net of $12.3 million from $21.9 million for the six months ended June 30, 1999. Net voyage revenues for the three and six months ended June 30, 2000 and 1999 are as follows by market segments in which OMI primarily operates.

                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                        ENDED JUNE 30,         ENDED JUNE 30,
                                     ------------------    -------------------
                                       2000       1999       2000        1999
                                     -------    -------    -------     -------
                                                  (in millions)

Voyage Revenues:
   Crude Oil Fleet ............      $  26.0    $  20.9    $  48.0     $  44.9
   Product Carrier Fleet ......         10.4        9.5       19.2        20.4
   All Other ..................          --         0.1        --          0.2
                                     -------    -------    -------     -------
   Total ......................      $  36.4    $  30.5    $  67.2     $  65.5
                                     =======    =======    =======     =======

Vessel and Voyage Expenses:
   Crude Oil Fleet (1) ........      $  12.1    $  15.8    $  25.3     $  31.1
   Product Carrier Fleet ......          3.4        5.5        7.6        12.2
   All Other ..................          --         0.1        0.1         0.3
                                     -------    -------    -------     -------
   Total ......................      $  15.5    $  21.4    $  33.0     $  43.6
                                     =======    =======    =======     =======

Net Voyage Revenues:
   Crude Oil Fleet ............      $  13.9    $   5.1    $  22.7     $  13.8
   Product Carrier Fleet ......          7.0        4.0       11.6         8.2
   All Other ..................          --         --        (0.1)       (0.1)
                                     -------    -------    -------     -------
   Total ......................      $  20.9    $   9.1    $  34.2     $  21.9
                                     =======    =======    =======     =======
----------
(1) Includes charter hire expenses. Excludes June 1999 Provision for Loss on Lease Obligation of $6.2 million.

         Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

At June 30, 2000 and June 30, 1999, the crude fleet consisted of:

                                                      2000    1999
                                                      ----    ----
         1998-2000's built Suezmax vessels .........    5      3
         1989-1990's Suezmax vessels chartered-in ..    3      3
         1970's built Suezmax vessels ..............    0      4
         1980's built Panamax vessels ..............    3      3
         1980's built Aframax vessel ...............    0      1
         1986   built ULCC .........................    1      0

         At the end of the second quarter 2000, OMI owned or operated 12 crude carriers, including one ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner. OMI took delivery of a new Suezmax vessel in May 2000, which began its first voyage early June and in March 2000, OMI took delivery of another Suezmax newbuilding, which began its first voyage early April. During March 2000, OMI sold its aframax vessel. OMI disposed of its four older crude carriers in the second half of 1999 and completed a sale/leaseback in June 1999 for a new Suezmax vessel delivered January 1999.

         The following table sets forth comparative operating results for the crude oil fleet for the three and six months ended June 30, 2000 versus the three and six months ended June 30, 1999.

                                        FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                         -----------------    ------------------
                                           2000      1999       2000       1999
                                         -------    ------    -------    -------
CRUDE FLEET:                                          (in millions)
New Suezmaxes:
   TCE revenue .....................     $  15.6    $  8.7    $  27.6    $  19.2
                                         -------    ------    -------    -------
   Vessel expenses .................         2.2       1.6        3.9        3.1
   Charter hire expenses ...........         3.0       3.6        7.6        6.8
                                         -------    ------    -------    -------
   Net voyage revenue ..............     $  10.4    $  3.5    $  16.1    $   9.3
                                         =======    ======    =======    =======

Panamaxes:
   TCE revenue .....................     $   4.6    $  2.9    $   8.3    $   6.2
                                         -------    ------    -------    -------
   Vessel expenses .................         1.2       1.4        2.7        2.8
   Charter hire expenses ...........      --         --        --         --
                                         -------    ------    -------    -------
   Net voyage revenue ..............     $   3.4    $  1.5    $   5.6    $   3.4
                                         =======    ======    =======    =======

Old Suezmaxes/Aframax:
  (sold in 1999 & 2000)
   TCE revenue .....................     $--        $  3.5    $   1.1    $   8.0
                                         -------    ------    -------    -------
   Vessel expenses .................      --           3.4        0.2        7.0
   Charter hire ....................      --         --        --         --
                                         -------    ------    -------    -------
   Net voyage revenue ..............     $--        $  0.1    $   0.9    $   1.0
                                         =======    ======    =======    =======

Total Crude Fleet Net Voyage Revenue     $  13.8    $  5.1    $  22.6    $  13.7
                                         =======    ======    =======    =======

         Net Voyage revenues earned by the crude oil fleet in the three months and six months ended June 30, 2000 were $13.8 million and $22.6 million an increase of $8.7 million and $8.9 million, respectively, over the comparable periods in 1999. Fluctuations in each of the crude groups were as follows:

         New Suezmaxes- Increase in net voyage revenues in the 2000 periods over the 1999 periods were $6.9 million in the three months and $6.8 million in the six month period. Increases in the second quarter and six months 2000 over 1999 were primarily from the increase in earnings from the two new Suezmaxes, which aggregated $3.2 million of the increase in earnings. The remaining increase in net voyage revenue in both periods were from the improvement in TCE rates above the increase in bunker costs in 2000 resulting from better market conditions as described in the Market Overview.

         Panamaxes- Increase in the Panamax net voyage revenues in the 2000 quarters over the 1999 periods of $1.9 million in the three months and $2.2 million in the six month period was the result of better performance due to improvement for crude oil TCEs. These three vessels operate in a pool which primarily trades in the Far East. Increased rates for Panamax vessels operating in the pool during the second quarter 2000 resulted from steady demand. This demand has continued to improve rates during the third quarter as well, as Panamax vessels have been utilized by charterers to transport aframax cargoes (due to lack of aframax vessels available) for similar rates.

         Old Suezmax/Aframax-Earnings for the Old Suezmax/Aframax group reflect earnings for the first quarter 2000 of $0.9 million, which is primarily for the aframax vessel sold March 2000. Net voyage revenues of $0.1 million and $1.0 million for the three and six months ended June 30,1999 included earnings from four older Suezmax vessels sold in the second half of 1999 and the aframax vessel. During 1999, the older Suezmax vessels incurred operating losses or small profits.

Product Carrier Fleet

         At June 30, 2000 and June 30, 1999, the product carrier fleet consisted of:

                                               2000      1999
                                               ----      ----
         1999's built product carriers .....     2         0
         1984-1991 built product carriers ..     7        10

         During 1999, two product carrier newbuildings were delivered in July and September and time chartered for two years to a major oil company. During May 2000, three product carriers were sold. Three other product carriers are classified as Assets to be disposed of on the Condensed Consolidated Balance Sheet. Additionally, during August 2000, a 1989 built product carrier was sold.

         The following table sets forth comparative operating results for the product carrier fleet for the three and six months ended June 30, 2000 versus the three and six months ended June 30, 1999.

                                      FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                        ---------------        ----------------
                                         2000      1999         2000      1999
                                        -----     -----        ------    ------
PRODUCT CARRIER FLEET:                              (in millions)
Products (IPC Pool
  beginning second quarter 1999):

   TCE revenue                          $ 8.1     $ 8.0        $ 14.6    $ 16.2
                                        -----     -----        ------    ------
   Vessel expenses                        2.7       4.0           6.3       8.0
   Charter hire expenses                   --        --            --        --
                                        -----     -----        ------    ------
   Net voyage revenue                   $ 5.4     $ 4.0        $  8.3    $  8.2
                                        =====     =====        ======    ======

Products-on time charter
  (delivered July & Sept. 1999):

   TCE revenue                          $ 2.2     $  --        $  4.5    $   --
                                        -----     -----        ------    ------
   Vessel expenses                        0.6        --           1.2        --
   Charter hire expenses                   --        --            --        --
                                        -----     -----        ------    ------
   Net voyage revenue                   $ 1.6     $  --        $  3.3    $   --
                                        =====     =====        ======    ======
Total Product Carrier Fleet Net
   Voyage Revenue                       $ 7.0     $ 4.0        $ 11.6    $  8.2
                                        =====     =====        ======    ======

         Net Voyage revenues earned by the product carrier fleet in the three months and six months ended June 30, 2000 were $7.0 million and $11.6 million an increase of $3.0 million and $3.4 million, respectively, over the comparable periods in 1999. Fluctuations in each of the product carrier groups were as follows:

         Product Carriers (IPC Pool)-During the three and six months ended June 30, 2000, seven (10 before the sale of the three product carriers in May 2000) of the Company's handysize product tankers have been operating on time charters to a joint venture, IPC, in a marketing alliance. Time charter rates from this venture reflect spot market rates since they are adjusted periodically with pool profits. The vessels have been operating in this marketing pool since its inception in May 1999. Previous to May 1999, seven vessels were operating in the spot market. Three vessels coming off a previous time charter began operating with the IPC pool in the third quarter of 1999.

         Increases in net voyage revenues of $1.4 million and $0.1 million in the three months and six months ended June 30, 2000, respectively, reflect the increase in profits earned primarily in the second quarter 2000 compared to earnings from prior year spot charters for seven vessels and time charters for three of the vessels. Improvement in the second quarter rates is consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors discussed in the Market Overview.

         Product Carriers (on time charter)- Increases in net voyage revenue of $1.6 million and $3.3 million in the three months and six months ended June 30, 2000, respectively, relate to earnings from two 1999 built product carriers, which were delivered in the third and fourth quarters of 1999. The two new vessels have been operating on time charter since their deliveries.

PROVISION FOR LOSS ON LEASE OBLIGATION.

         The provision for loss on lease obligation of $6.2 was recorded at June 30, 1999 and relates to OMI's chartered in vessels. During the Company's periodic review, it was determined that the current lease obligations exceeded the undiscounted forecasted future net cash flows from operations. The loss was measured by the excess of the future lease payments as set forth in the lease agreements, over the vessels estimated forecasted future cash flows over the lease term.

OTHER OPERATING EXPENSES.

         The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative ("G & A") expenses. These expenses decreased $1.8 million for the three months ended June 30, 2000 and $4.4 million for the six months ended June 30, 2000 compared to the same periods in 1999. The decreases in other operating expenses in both the three and six month periods are due to decreases in depreciation expense for vessels sold or classified as Assets to be Disposed Of. The 1999 periods included depreciation for the older crude vessels, which have been disposed of and also depreciation expense for eight vessels held for sale at December 31, 1999. The decreases in depreciation expense were offset in part by depreciation expense accounted for on the two new Suezmaxes, which began depreciating in the second quarter 2000 and two new product carriers delivered in the second half of 1999.

LOSS ON DISPOSAL/WRITE DOWN OF ASSETS-NET.

         Loss on disposal/write down of assets-net was $13.2 million relate to the disposals and write downs in the first quarter 2000. A vessel contracted for sale in April 2000 was classified on the financials to Assets to be disposed of and written down to its net realizable value as of March 31, 2000 resulting in a loss of $4.8 million. This vessel was delivered to new owners in May 2000. Adjustments for four vessels previously classified as Assets to be disposed of at December 31, 1999 resulted in losses aggregating $7.8 million, which were recorded in the first quarter 2000. Two of the four vessels adjusted were contracted for sale in March 2000 and delivered to new owners May 2000. Additionally, a loss from the sale of a joint venture in the first quarter 2000 of $0.5 million was recorded.

OTHER INCOME (EXPENSE).

         Other income (expense) consists of net interest expense and other-net. Net other expense increased $2.0 million for the three months and $1.9 million for the six months ended June 30, 2000 compared to the three and six months ended June 30, 1999.

         Net Interest expense increased $2.2 million for the three months and $3.5 million for the six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. The increases were primarily due to interest expense on additional borrowings to finance one Suezmax vessel delivered March 2000, two product carrier newbuildings delivered in 1999, and the corresponding reduction of capitalized interest, in addition to increased interest rates and interest rate margins after the refinancing of debt in February 2000 (see Financing Activities).

         Other-net of $1.6 million for the six months ended June 30, 2000 was primarily attributed to the settlement of various insurance claims from prior years.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES.

         Equity (loss) in operations of joint ventures increased $1.0 million for the three months ended June 30, 2000 and $1.1 million for the six months ended June 30, 2000 compared to the same periods in 1999. During 2000, OMI participated in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000. Improvement in rates for the ULCC vessel operating in the spot market in 2000 increased equity in both periods over the comparable periods in 1999. Additionally, OMI recorded a final settlement of $0.5 million in the second quarter 2000 from a joint venture that was sold in 1999. Two joint ventures operating in the first half 1999 have been sold.

         During 2000, OMI sold its 49.9 percent investment in Geraldton Navigation Company Inc. ("Geraldton") to its partner. An adjustment for an additional loss of $0.5 million was recorded in the first quarter relating to the disposal of this venture for which the Company received $2.4 million. Additionally, a dividend was paid to OMI of $1.2 million in February 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         During the second quarter of 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded in 1999 as a cumulative effect of change in accounting principle.

BALANCE SHEET

         Assets to be disposed of aggregating $55.7 million at June 30, 2000 decreased by a net of $35.3 million from the December 31, 1999 balance. Assets to be disposed of decreased an aggregate of $25.3 million in May 2000 upon the sale of the two vessels. The aframax sold in March 2000 decreased Assets to be disposed of by $4.2 million and related debt currently due by $3.1 million. Two vessels included in this classification at year-end were adjusted to further write down the vessels values by $3.0 million in March 2000. Cash of $2.4 million was received in 2000 for a joint venture investment, which was to be disposed of at year-end 1999, and the remaining balance of $0.3 million was reclassified to receivables.

         Vessels-net decreased by $11.2 million for a vessel sold in May 2000. The following fluctuations in the Condensed Consolidated Balance Sheet relate to the sale of the vessel to its net realizable value, which was equivalent to its sales price less expenses. Decreases from year-end 1999 include Vessels by $24.6 million, Accumulated depreciation by $10.6 million, Other assets and deferred charges for goodwill and prepaid drydock of $2.0 and decreased equity by $4.8 million for the loss.

         On June 30, 2000, OMI purchased its partners' 51 percent interest in Amazon Transport, Inc. The purchase price was based on the ULCCs value set at $30.0 million plus the allocation of cash for the remaining net assets. OMI issued 1.5 million shares at $5.125 aggregating $7.7 million and paid $7.4 million to its partner for the purchase. OMI's investment in joint ventures decreased $14.9 million and Vessels increased by $20.6 million at June 30, 2000.

         On May 17, 2000, OMI took delivery of a new Suezmax vessel. As of June 30, 2000, capitalized costs included in Vessels were $51.4 million.

          On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15.8 million (at $2.50 per share) excluding expenses of $0.6 million. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000 for an aggregate cost of approximately $46.9 million (including costs of $14.4 million included in Construction in progress at year-end 1999), of which $27.0 million was financed upon delivery (see Financing Activities).

         On March 28, 2000, OMI sold in a private placement to four unrelated investors, 9,583,000 shares of common stock for $2.00 per share ($1.92 net of commissions). A portion of the funds received, were used to pay for the newbuildings delivered in March and May 2000.

         During February 2000, MTC paid OMI $5.1 million for a note, which was due in November 2003 in exchange for a discount. At December 31, 1999, the note receivable of $5.1 million was included with Other receivables in current assets.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

         Cash and cash equivalents of $20.8 million at June 30, 2000 increased $13.4 million from cash and cash equivalents of $7.4 million at December 31, 1999. The Company's working capital of $25.5 million at June 30, 2000 decreased $18.5 million from working capital of $44.0 million at December 31, 1999. Current assets decreased $17.8 million primarily because of the decreases in Assets to be disposed of $35.3 million offset by increases in cash and cash equivalents. Cash increased primarily by financing activities such as new equity through the issuance of common stock of $17.7 million. Net cash provided by operating activities decreased $1.5 million to $9.0 million for the six months ended June 30, 2000 compared to net cash provided by operating activities of $10.5 million for the three months ended June 30, 1999 (see Results of Operations).

         Cash used by investing activities was $34.2 million for the six months ended June 30, 2000, compared to cash used by investing activities of $6.1 million for the six months ended June 30, 1999. Cash was used by investing activities during the six months ended June 30,2000 primarily due to increases in additions to vessels of $26.6 million from $45.3 million for the six months ended June 30, 1999 to $71.9 million for the 2000 period. The decrease resulted from the delivery of one new Suezmax vessel in January 1999 compared to the delivery of two new Suezmax vessels during the 2000 period. Proceeds of $36.7 million included in investing activities were from the sale of the aframax vessel in the first quarter 2000 and the sale of three product carriers in May 2000. Proceeds of $54.0 million included in disposal of assets during the six months ended 1999 were from the sale of a vessel purchased in January 1999 in a sale lease back transaction. Additionally in 2000, proceeds of $5.1 million were received from the repayment of a note receivable and proceeds of $2.4 million received for the sale of a joint venture. Payments of $4.8 million relate to the net cash paid to purchase OMI's partners' 51 percent interest in a previously owned joint venture.

Financing Activities

         Cash provided by financing activities was $38.6 million for the six months ended June 30, 2000, compared to cash used for financing activities of $2.7 million for the six months ended June 30, 1999. In the first half of 2000, there were $8.4 million in principal payments ($3.1 million from the sale of the aframax vessel) on long-term and short-term debt and $27.0 million in proceeds from borrowings used for the purchase of the new Suezmax vessel. In February 2000, the Company refinanced its bank debt with its lenders in the amount of $264.5 million, which resulted in payments of $257.9 million on long and short-term debt related to the refinancing in the first quarter 2000. The effect of the refinancing revised debt covenants, increased interest rate margins and reduced principal amortization. As of June 30, 2000, OMI is in compliance with its covenants.

         During May 2000, $30.0 million of the proceeds from sale of three vessels were used to acquire the Suezmax vessel delivered May 17, 2000, which replaced these vessels as collateral in the Credit Agreement. The remaining proceeds of $1.8 million from the sale of the three vessels were paid to the bank to reduce the outstanding balance in June.

         During the six months ended June 30, 2000, OMI raised $17.7 million in cash by selling 9,583,000 shares of OMI common stock in a private placement. A portion of the funds received were used to pay for the newbuildings delivered in March and May 2000.

OTHER COMMITMENTS

         On July 31, 2000, OMI contracted to purchase two 47,000 deadweight ton product carrier newbuildings from another ship owner at a cost of $30.3 million each with deliveries scheduled in September and November 2000. The Company has secured two-year time charters with a major oil company following delivery of each of the vessels. OMI expects to partially finance the purchases and use cash from operations for the remaining balance.

         Also on July 31, 2000 OMI contracted to sell a vessel, which is to be delivered in August 2000. Proceeds of $10,000,000 for the sale will be used to pay down debt.

         The Company and its joint venture partner have committed to fund any working capital deficiencies that may be incurred by IPC. As of June 30, 2000, no such deficiencies have been funded.

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board Statement ("FASB") issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 to interim period and fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends guidance on accounting for certain derivatives and hedging activities and supercedes Statements previously issued. The adoption of SFAS 138 has not had material effect on the Company's financial condition or results of operations.

         In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, " Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. The Company does not anticipate that this interpretation will have a material impact on its financial position, results of operations or cash flows.

         Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC")issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company is effective no later than the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management has not yet determined the impact of this bulletin on the Company's consolidated financial statements.

EFFECTS OF INFLATION

         The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

FORWARD-LOOKING INFORMATION

         The information in this Management Discussion and Analysis and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

         The company is exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to the debt. At June 30, 2000, $286.2 million of the $293.0 million total debt was floating rate debt, and the weighted average margin over LIBOR was 2.21 percent. A one-percent increase in the rate would increase interest expense by $2.9 million per year.

         As of June 30, 2000, the fixed rate debt on the balance sheet was $6.8 million and the fair market value was also approximately $6.8 million on that date. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.2 million.

         When the management finds it necessary, the Company enters into financial instrument agreements to limit exposure. As of June 30, 2000, there were no financial instrument agreements, and the Company is not a holder or issuer of financial instruments for trading purposes.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                           None.

ITEM 2 - CHANGES IN SECURITIES

                           None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                           None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 annual meeting of stockholders of the Company was held on May 18, 2000. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The three Class II directors below whose terms expired in 2000 were re-elected for new three year terms (expiring in 2003) at this Annual Meeting.

                                      NUMBER OF VOTES FOR      WITHHELD
                                      -------------------      --------
Edward Spiegal                            36,770,166           339,457
Craig H. Stevenson, Jr.                   36,688,973           420,680
James D. Woods                            36,769,558           340,065

Directors whose terms continue include Messrs. Robert Bugbee and James N. Hood, Class I directors whose terms expire 2002 and Michael Klebanoff, Class III director whose term expires 2001.

(ii) The Board of Directors appointed Deloitte & Touche LLP as auditors of OMI and various subsidiaries for the year 2000. Deloitte & Touche LLP were ratified as auditors for 2000.

            NUMBER OF VOTES FOR        AGAINST        WITHHELD
            -------------------        -------        --------
                36,926,444             126,023         57,156

Note: 37,109,623 shares of common stock voted in person/proxy.

ITEM 5 - OTHER INFORMATION

                           None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  A.  EXHIBITS

         27 OMI Corporation - Financial Data Schedule, dated June 30, 2000.

  B.  REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMI CORPORATION

--------------------------------------------------------------------------------
                                  (REGISTRANT)

DATE: AUGUST 10, 2000                  BY: /s/ CRAIG H. STEVENSON, JR.
      ---------------                      ---------------------------------
                                           Craig H. Stevenson, Jr.
                                           President, Chairman of the Board,
                                           Chief Financial Officer
                                           and Chief Executive Officer

DATE: AUGUST 10, 2000                  BY: /s/ KATHLEEN C. HAINES
      ---------------                      ---------------------------------
                                           Kathleen  C. Haines
                                           Controller and Vice President