Form 10-Q
period 2000-09-30
OMI CORP/M I
filed 2000-11-08
CIK 1061571

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

                For the quarterly period ended September 30, 2000

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

                  Yes  X          No
                     -----            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2000:

            Common Stock, par value $0.50 per share 59,345,626 shares

================================================================================

                        OMI CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Statements of
            Operations (unaudited) for the three months and
            nine months ended September 30, 2000                               3

          Condensed Consolidated Balance Sheets-
            September 30, 2000 (unaudited) and December 31, 1999               4

          Condensed Consolidated Statements of Changes in Stockholders'
            Equity for the year ended December 31, 1999 and the
            (unaudited) nine months ended September 30, 2000                   5

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended September 30, 2000 and 1999              6

          Notes to Condensed Consolidated Financial
            Statements (unaudited)                                             7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      16

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        31

PART II:  OTHER INFORMATION                                                   32

SIGNATURES                                                                    33

                                         OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                           FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                          --------------------------------------------
                                                           2000        1999       2000        1999
                                                          -------    -------    --------    --------
Revenues                                                  $54,855    $25,771    $122,055    $ 91,284
                                                          -------    -------    --------    --------
Operating Expenses:
   Vessel and voyage                                       14,209     14,990      39,632      51,775
   Charter hire                                             4,027      4,696      11,578      11,479
   Depreciation and amortization                            4,514      5,627      11,949      17,944
   Provision for loss on lease obligation                      --         --          --       6,229
   General and administration                               2,817      2,299       8,528       7,528
   Loss (gain) on disposal/write down
     on assets                                              1,432        (92)     14,051      23,574
                                                          -------    -------    --------    --------
     Total operating expenses                              26,999     27,520      85,738     118,529
                                                          -------    -------    --------    --------
Operating income (loss)                                    27,856     (1,749)     36,317     (27,245)
                                                          -------    -------    --------    --------
Other Income (Expense):
   Interest expense-net                                    (7,074)    (4,010)    (18,310)    (11,668)
   Loss on disposal of joint venture
     investments                                               --     (1,114)       (536)     (1,114)
   Other-net                                                  588         --       2,213          --
                                                          -------    -------    --------    --------
     Net other expense                                     (6,486)    (5,124)    (16,633)    (12,782)
                                                          --------   -------    --------    --------
Income (loss) before equity in
   operations of joint ventures
   and cumulative effect
   of change in accounting principle                       21,370     (6,873)     19,684     (40,027)
Equity (loss) in operations of
   joint ventures                                           1,005       (246)      2,049        (257)
                                                          -------    --------   --------    --------
Income (loss)  before cumulative
   effect of change in accounting
   principle                                               22,375     (7,119)     21,733     (40,284)
Cumulative effect of change in
   accounting principle                                        --        --           --       2,729
                                                          -------    -------    --------    --------
Net income (loss)                                         $22,375    $(7,119)   $ 21,733    $(37,555)
                                                          =======    =======    ========    ========
Basic earnings (loss) per common share:
   Income (loss) before cumulative
     effect of change in accounting
     principle                                            $  0.38    $(0.17)    $  0.39     $(0.97)
   Net income (loss)                                      $  0.38    $(0.17)    $  0.39     $(0.90)
Diluted earnings (loss) per common share:
   Income (loss) before cumulative
     effect of change in accounting
     principle                                            $  0.37    $(0.17)    $  0.39     $(0.97)
   Net income (loss)                                      $  0.37    $(0.17)    $  0.39     $(0.90)



           See notes to condensed consolidated financial statements.

                                         OMI CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   2000          1999
                                                               ------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash, including cash equivalents:
     2000-$16,900; 1999-$5,172                                 $ 23,625         $  7,381
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $1,027 in 2000 and
       $1,085 in 1999                                            21,847            9,245
     Other                                                        3,978            9,136
   Assets to be disposed of (Note 9)                             15,130           90,996
   Prepaid expenses and other current assets                      1,855            4,437
                                                               --------         --------
         Total current assets                                    66,435          121,195
                                                               --------         --------
Vessels, construction in progress and other property:
Vessels and other property (Notes 6 and 9)                      488,841          334,342
Construction in progress                                             --           25,340
                                                               --------         --------
   Total vessels and other property                             488,841          359,682
Less accumulated depreciation                                   (44,235)         (42,926)
                                                               ---------        --------
Vessels, construction  in progress
   and other property-net (Note 3)                              444,606          316,756
                                                               --------         --------
Investments in, and advances to joint
   ventures                                                       7,928           11,519
Notes receivable                                                  6,924            9,262
Other assets and deferred charges                                19,132           13,683
                                                               --------         --------
Total                                                          $545,025         $472,415
                                                               ========         ========
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
   Accounts payable                                            $  2,349         $  7,017
   Accrued liabilities:
     Voyage and vessel                                            1,619            4,285
     Interest                                                     3,776            2,762
     Other                                                        5,250            5,190
   Deferred gain on sale of vessels                               3,151            3,151
   Current portion of long-term debt (Note 3)                    45,579           54,834
                                                               --------         --------
         Total current liabilities                               61,724           77,239
                                                               --------         --------
Deferred income taxes                                             3,100            3,100
Other liabilities                                                   884            3,034
Deferred gain on sale of vessels                                  1,999            4,363
Long-term debt (Note 3)                                         254,206          212,913
Stockholders' equity (Notes 6, 10 and 11)                       223,112          171,766
                                                               --------         --------
Total                                                          $545,025         $472,415
                                                               ========         ========

            See notes to condensed consolidated financial statements




                                         OMI CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE (UNAUDITED)
                                       NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                  (IN THOUSANDS)



                                       Common Stock    Capital  Treasury  Deferred
                                     Shares    Amount  Surplus   Stock   Compensation
                                     ------    ------  -------  -------- ------------
Balance as of January 1, 1999        43,694    $21,847  $207,469 $(9,040)
Comprehensive loss:
   Net loss
   Realization of cumulative
     translation adjustment

Comprehensive loss
Issuance of common stock              5,700      2,850    11,400
Issuance of treasury stock                                           206
                                     ------    -------- -------- -------
Balance at December 31, 1999         49,394     24,697   218,869  (8,834)
Comprehensive income:
   Net income
   Net change in valuation account
Comprehensive income
Issuance of common stock             11,710      5,855    20,984
Issuance of stock options                                  3,417           $(1,879)
Amortization of deferred compensation                                          172
Exercise of stock options               240        120       944
                                     ------    -------- -------- --------  -------
Balance at September 30, 2000
   (unaudited)                       61,344    $30,672  $244,214 $ (8,834) $(1,707)
                                     ======    =======  ======== ========  =======




                                               Accumulated
                                      Retained    Other                          Total
                                      Earnings Comprehensive Comprehensive   Stockholders'
                                      (Deficit)  Income      (Loss) Income      Equity
                                      -------- ------------- -------------   -------------
Balance as of January 1, 1999        $ 17,465  $  7,442                        $245,183
Comprehensive loss:
   Net loss                           (80,305)                 $(80,305)        (80,305)
   Realization of cumulative
     translation adjustment                      (7,442)         (7,442)         (7,442)
                                                               --------
Comprehensive loss                                             $(87,747)
                                                               ========
Issuance of common stock                                                         14,250
Issuance of treasury stock               (126)                                       80
                                       ------  --------                        --------
Balance at December 31, 1999          (62,966)      --                          171,766
Comprehensive income:
   Net income                          21,733                  $ 21,733          21,733
   Net change in valuation account                                  --
                                                               --------
Comprehensive income                                           $ 21,733
                                                               ========
Issuance of common stock                                                         26,839
Issuance of stock options                                                         1,538
Amortization of deferred compensation                                               172
Exercise of stock options                                                         1,064
                                     --------  --------                        --------
Balance at September 30, 2000
   (unaudited)                       $(41,233) $    --                         $223,112
                                     ========  ========                        ========

            See notes to condensed consolidated financial statements

                                       OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                              (UNAUDITED)


                                                                                       FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                      2000               1999
                                                                                    ---------           -------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                                                   $  21,733           $(37,555)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
        Cumulative effect of change in accounting principle                                --             (2,729)
        Depreciation and amortization                                                  11,949             17,944
        Loss on disposal/write down of assets                                          14,051             23,574
        Loss on disposal/write down of joint ventures                                     536              1,114
        Provision for loss on lease obligation                                             --              6,229
        Amortization of lease reserve                                                  (2,076)              (692)
        Amortization of deferred gain on sale of vessel                                (2,364)            (2,363)
        (Equity) loss in operations of joint ventures-
            net of dividends received                                                    (841)             2,193
    Changes in assets and liabilities:
        (Increase) decrease in receivables and other
            current assets                                                             (6,129)             7,761
        Advances to joint ventures-net                                                   (601)              (355)
        Increase in other assets and deferred charges                                    (523)              (658)
        Decrease in accounts payable and accrued liabilities                           (8,931)            (4,493)
        (Decrease) increase in advance time charter
            revenues and other liabilities                                                (74)               472
        Other                                                                             668                 80
                                                                                    ---------           --------
Net cash provided by operating activities                                              27,398             10,522
                                                                                    ---------           --------
CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
    Additions to vessels and other property                                          (105,562)           (89,804)
    Proceeds from disposition of vessels                                               46,888             62,152
    Payments for the purchase of a joint venture interest-net                          (4,809)                --
    Proceeds from disposition of a joint venture                                        2,657                 --
    Issuance of notes receivable                                                           --             (9,000)
    Proceeds from notes receivable                                                      5,712                212
    Payments for investments                                                           (2,436)            (1,794)
    Other                                                                                  --             (6,756)
                                                                                    ---------           --------
Net cash used by investing activities                                                 (57,550)           (44,990)
                                                                                    ---------           --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Proceeds from the refinancing of long-term and
        short-term debt                                                               264,500                 --
    Payments on long-term and short-term debt refinanced                             (257,850)                --
    Proceeds from issuance of long-term and short-term debt                            50,000            133,698
    Payments on long-term and short-term debt                                         (24,612)          (107,054)
    Payments for debt issue costs                                                      (4,298)              (220)
    Proceeds from issuance of common stock                                             18,656                 --
                                                                                    ---------           --------
Net cash provided (used) by financing activities                                       46,396             26,424
                                                                                    ---------           --------
Net increase (decrease) in cash and cash equivalents                                   16,244             (8,044)
Cash and cash equivalents at beginning of year                                          7,381             22,698
                                                                                    ---------           --------
Cash and cash equivalents at end of period                                          $  23,625           $ 14,654
                                                                                    =========           ========


           See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

The consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although OMI believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be achieved. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Reform Act of 1995. Additional information about issues that could lead to material changes in performance is contained in OMI's 1999 Annual Report on Form 10-K and 2000 First and Second Quarter Reports on Form 10-Q.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE 2- NEWLY ISSUED ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 to interim periods and fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends guidance on accounting for certain derivatives and hedging activities and supercedes Statements previously issued. At the present time management believes the adoption of SFAS 138 will not have a material effect on the Company's financial condition or results of operations.

In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. Adoption of this interpretation has not had a material impact on the Company's financial position, results of operations or cash flows.

Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC")issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company is effective no later than the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has evaluated the criteria for revenue recognition established by SAB No. 101 and believes its revenue recognition policies comply with the criteria.

NOTE 3 - CREDIT FACILITIES AND LOAN AGREEMENT

As of September 30, 2000, the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
  Variable rates of the London Interbank Offering
   Rate ("LIBOR")(1)...........................................      $293,222
10.25% Unsecured Senior Notes due 2003.........................         4,357
 7.00% Convertible Note due 2004...............................         2,206
                                                                     --------
          Total................................................       299,785
          Less current portion of long-term debt...............        45,579
                                                                     --------
Long-term debt.................................................      $254,206
                                                                     ========

-----------

(1) Rates at September 30, 2000 ranged from 8.50 percent to 12.75 percent (including margins).

On February 11,2000, OMI completed its refinancing with its previous lenders for a credit agreement, as amended, in the amount of $264,500,000. There were three primary facilities under this agreement. Facility A, with an original amount of $218,000,000, matured five years from the drawdown date. On May 10, 2000, Facility A was reduced by $36,000,000 to $182,000,000 when Facility C was drawn down. Facility A was to be repaid in ten semi-annual installments commencing six months from the drawdown date, the first four installments in the amount of $1,000,000, the next two installments in the amount of $2,500,000 and the remaining four installments in the amount of $12,500,000, in addition to a balloon payment for the remaining balance on maturity. As of September 30, 2000, the outstanding balance of Facility A was $174,685,000, and it had an interest rate of LIBOR plus a margin of 1.75%. The facility was secured by eleven vessels.

Additionally, Facility B, a short-term component of the credit facility, had an original principal balance of $46,500,000 and matured two years after the drawdown date. The principal of this Facility was to be repaid with proceeds from the sale of vessels secured by this Facility. As of September 30, 2000, the outstanding balance of this facility was $43,420,000, and it was secured by six vessels. The interest rate on this facility was LIBOR plus a margin of 3.00%.

On May 10, 2000, Facility C was converted from a letter of credit to a secured-term loan of $36,000,000, which reduced Facility A by the same amount. Facility C was to be repaid in six semi-annual installments commencing six months from the refinancing. The first four installments of $4,000,000, and the next two installments of $10,000,000 and the remaining balance of the loan. At September 30, 2000, the interest rate for Facility C was LIBOR plus a margin of 6.00%, and it had a balance of $28,977,000.

On March 15, 2000, OMI agreed with an existing lender to finance $27,000,000 for the new Suezmax vessel delivered on March 21, 2000. The bank facility was for a two year term and was secured by the vessel delivered. Terms required eight consecutive quarterly payments of $430,000 with the final installment equal to the balance of the loan. The balance of the loan was $26,140,000 at September 30, 2000. The interest rate for this facility was interest at LIBOR plus a margin of 1.75% at September 30, 2000.

During May 2000, $30,000,000 of the proceeds from sale of three vessels were used to acquire the Suezmax vessel delivered May 17, 2000, (see Note 6) which replaced these vessels as collateral in Facilities A and C. The remaining proceeds of $1,838,000 from the sale of the three vessels were paid to the bank to reduce the outstanding balance of Facility C in June.

On October 12, 2000, OMI amended its credit agreements increasing the principal amount to $310,000,000, with $270,000,000 received at closing, $20,000,000 received at the delivery of the product carrier on September 27, 2000 (see Note
6)and $20,000,000 to be received at the delivery of the product carrier in November 2000. The facility is secured by 19 vessels as of the closing date. The Credit Facility is to be repaid in 20 consecutive quarterly installments, commencing 3 months after the closing date, the first eight in the amount of $10,000,000 each, the next 12 in the amount of $6,250,000 each, with a balloon payment in the amount of $155,000,000 due and payable together with the last installment. Upon the sale of a vessel, the Credit Facility is to be prepaid by an amount equal to the then outstanding amount of the Credit Facility multiplied by an agreed upon prepayment percentage based upon the ratio of the market value of the vessel to the total value of the collateral. The outstanding balance of the Credit Facility bears interest at LIBOR plus an applicable margin which is based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. This pricing ratio ranges from 2.0 to 5.0 and the interest rate margin associated with this range is 1% to 2%. At the closing date the applicable margin was 1.5%.

Restrictive Covenants

Certain of the loan agreements contain restrictive covenants as to working capital and net worth; maintaining specified financial ratios and collateral values; and restricting the Company's ability to pay dividends. The loan agreements also contain various provisions restricting the right of OMI and/or its subsidiaries to place additional liens on the property of certain of OMI's subsidiaries, limitation on mergers and consolidations, restricts changes of flag or class and change of business, permits transactions with affiliates on an arm's length basis, and restricts the change of vessel management. As of September 30, 2000, the Company was in compliance with its financial covenants.

Interest Rates

The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The interest rates at September 30, 2000 ranged from 1.75% to 6.00% above LIBOR on the credit facilities until October 12, 2000 at which time the margin above LIBOR was reduced to 1.5%.

Security

At September 30, 2000, vessels with an aggregate net book value of $442,860,000 have been pledged as collateral for debt agreements.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and the conversion of the 7.00% convertible note due 2004.

The Company calculates its earnings per share ("EPS") under SFAS No. 128, "Earnings per Share". The calculations of EPS under SFAS No. 128 for the three and nine months ended September 30, 2000 and 1999 are detailed below:


                                                         FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                         --------------------           --------------------
                                                           2000        1999               2000         1999
                                                         --------     -------           -------       ------
                                                               (in thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
   Weighted average common shares
   outstanding.............................               59,211      41,647             55,749         41,635
                                                          ======     =======            =======        =======
DILUTED EARNINGS (LOSS) PER SHARE:
   Weighted average common shares
     outstanding...............................           59,211      41,647             55,749         41,635
   Options.....................................              260          --                260             --
   7% Convertible notes........................              407          --                407             --
                                                          ------     -------            -------        -------
Weighted average common shares
     Outstanding-diluted.......................           59,878      41,647             56,416         41,635
                                                          ======     =======            =======        =======
BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss) before cumulative
     effect of change in accounting
     principle.................................          $  0.38     $(0.17)            $ 0.39         $ (0.97)
   Cumulative effect of change in
     accounting principle......................               --         --                 --            0.07
                                                         -------     ------             ------         -------
   Net income (loss)...........................          $  0.38     $(0.17)            $ 0.39         $ (0.90)
                                                         =======     ======             ======         =======


                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                       -----------------------------  -----------------------------
                                                            2000           1999            2000            1999
                                                       --------------  -------------  --------------   ------------
                                                                  (in thousands, except per share amounts)
DILUTED EARNINGS PER SHARE:
   Net income (loss) before cumulative
     effect of change in accounting
     principle.................................            $0.37         $(0.17)           $0.39          $(0.97)
   Cumulative effect of change in
     accounting principle......................              --             --               --             0.07
                                                           -----         ------            ------         ------
   Net income (loss)...........................            $0.37         $(0.17)           $0.39          $(0.90)
                                                           =====         ======            =====          ======

The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three and nine month periods presented for 1999 because the effect of the average price of OMI's stock was less than the stock conversion price of $7.375. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1999 because the grant prices exceeded the average price of OMI stock.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments include interest paid of approximately $17,764,000 and $14,661,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 6 - ACQUISITIONS

On July 31, 2000, OMI contracted to purchase two 47,000 deadweight ton product carrier newbuildings from another shipowner at a cost of $30,300,000 each. The first newbuilding was delivered on September 27, 2000 and the other delivery is scheduled for late November 2000. The Company has secured a two-year time charter with an oil company for both vessels following their delivery. OMI financed $20,000,000 from the amended Credit Facility (see Note 3) for the first vessel delivered and expects to finance $20,000,000 from the same Credit Facility for the November delivery.

During October 2000, OMI agreed to acquire from another owner a contract for one new Suezmax tanker with a cost of approximately $60,000,000 that is being built by Daewoo Heavy Industries Ltd. OMI expects to finance a portion of the vessel cost at delivery. Delivery of the vessel is in January 2001. OMI has also entered into a contract with Onomichi Dockyard Co. Ltd. to build one new 47,000 deadweight ton product carrier with an approximate cost of $28,750,000 for delivery in February 2002. OMI has options to acquire two additional product carriers in 2003, the first at an approximate cost of $28,750,000 and the second at a cost of $29,000,000.

On June 30, 2000, OMI purchased its partner's 51% interest in Amazon Transport, Inc., which owned one ultra large crude carrier ("ULCC"). The purchase price was based on a notional vessel value set at $30,000,000 plus the allocation of cash for the remaining net assets. OMI issued 1,500,000 shares of OMI common stock at $5.125 aggregating $7,687,500 and paid $7,462,500 to its partner for the purchase.

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

NOTE 7 - FINANCIAL INFORMATION RELATING TO SEGMENTS

The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet - Includes vessels that normally carry crude oil and "dirty" products. This fleet includes the following sizes of vessels, ULCC, Suezmax, aframax and Panamax vessels.

Product Carrier Fleet - Includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes handysize and handymax vessels.

     The following is a summary of the operations by major operating segments:


                                                           FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       -------------------------     --------------------------
                                                           2000           1999           2000          1999
                                                       --------------  ---------     -------------  -----------
                                                                              (in thousands)
Total Revenues:
   Crude Oil Tanker Fleet..................               $44,243       $ 17,074      $  92,284      $ 62,033
   Product Carrier Fleet.......................            10,612          8,644         29,771        29,014
   Other.......................................               --              53             --           237
                                                          -------        -------      ---------      --------
     Total.....................................           $54,855       $ 25,771      $ 122,055      $ 91,284
                                                          =======       ========      =========      ========
INCOME (LOSS) BEFORE EQUITY IN OPERATIONS
   OF JOINT VENTURES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE:
   Crude Oil Tanker Fleet...................(1)           $21,607       $ (2,393)     $  34,491      $(31,609)
   Product Carrier Fleet....................(2)             2,537           (765)        (6,281)         (228)
   General and administrative expense
     not allocated to vessels..................            (2,071)        (1,565)        (6,524)       (4,996)
   Other.......................................              (703)        (2,150)        (2,002)       (3,194)
                                                          -------       --------      ---------      --------
     Total.....................................           $21,370       $ (6,873)     $   19,684     $(40,027)
                                                          =======       =======       ==========     ========

(1) The three and nine months ended September 30, 1999 Crude Oil Tanker Fleet balances include losses from the disposal of three vessels and the write down of two vessels, aggregating $23,574,000 and the provision for loss on lease obligation of $6,229,000.

(2) The three and nine months ended September 30, 2000 Product Carrier Fleet balance includes losses from the disposal of vessels of $1,432,000 in the three months and $11,067,000 in the nine months and write down of vessels aggregating $3,000,000 in the nine month period 2000.

During the three and nine months ended September 30, 2000 and 1999, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

NOTE 8 - OTHER COMMITMENTS

The Company and its joint venture partner have committed to fund any working capital deficiencies which may be incurred by the joint venture. At September 30, 2000, there were no such deficiencies to be funded.

NOTE 9 - ASSETS TO BE DISPOSED OF

During August 2000, a vessel previously recorded as Assets to be disposed of on the Consolidated Balance Sheets at December 31, 1999 was sold. An adjustment to record an additional loss to loss on disposal of assets of $1,432,000 was recorded in the third quarter ended September 30, 2000.

During March and April 2000, three product carriers were contracted for sale. Two of these vessels were recorded on the Consolidated Balance Sheet at December 31, 1999 as Assets to be disposed of. Adjustments to the carrying amount of these vessels aggregating $4,833,000 were recorded to loss on assets to be disposed of as of March 31, 2000. The third product carrier contracted for sale in April 2000 was reclassified to Assets to be disposed of at March 31, 2000. This vessel was written down to its sale price, which was equivalent to its net realizable value and a charge of $4,801,000 was recorded to loss on disposal of vessels. The three vessels were delivered to their new owners in May 2000.

Additionally, during March 2000, OMI adjusted two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to loss on disposal/write down of assets during the first quarter 2000.

In connection with the amended loan agreement, which was signed on October 12, 2000 (see Note 3), OMI is no longer required to sell certain vessels; therefore, three vessels, which were previously held as vessels to be disposed of, were reclassified to vessels as of September 30, 2000. The book value of the three vessels on September 30, 2000 was equal to the approximate market value on that date.

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

NOTE 11-STOCK BASED COMPENSATION

During the quarter and nine months ended September 30, 2000, in accordance with APB No. 25, the Company recorded compensation expense of $699,000 and $1,240,000, respectively, relating to stock options. There was no compensation expense related to stock options for the quarter and nine months ended September 30, 1999. The 2000 compensation expense is recorded in general and administrative expense in the statements of operations.

On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share, which are payable in the first quarter of 2001. The 394,000 options granted at $1.50 per share vest on January 1, 2001 and expire January 1, 2006. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date. At of June 20, 2000, capital surplus was credited for the difference between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1,354,000.

Performance units relating to years 2001 and 2002 aggregating 400,000 units were converted to stock options at a grant price of $4.938, which was the market price of OMI common stock at the grant date. A cash bonus for the number of units times the grant price of $4.938 for 2001 performance units will be payable in the first quarter of 2002 and for the 2002 units, a cash bonus will be paid in the first quarter of 2003. Stock options relating to 2001 performance units vest January 1, 2002 and expire January 1, 2007. Stock options relating to 2002 performance units vest January 1, 2003 and expire January 1, 2008. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date.

As of September 30, 2000, capital surplus was credited $2,063,000 for adjustments to record the current quarter's compensation expense and deferred compensation relating to the above option plan at OMI's stock price at September 30, 2000.

NOTE 12-SUBSEQUENT EVENTS

On October 17, 2000, OMI was given notice of termination on the operating leases of two of its chartered-in vessels by the shipowners. The leases had been scheduled for termination in 2001 and 2002. In accordance with the contracts the owners are required to pay a termination fee of $1,000,000 for each vessel at redelivery, which is 90 days and certain other time plus offhire days (during the lease) from the date of notice. Gains from the termination will be reflected in appropriate future periods.

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

GENERAL

Overview

     OMI is one of the largest publicly-traded providers of energy transportation services in the world. Its ships carry crude oil and refined petroleum products in international markets for major oil companies. The Company is the successor to Universal Bulk Carriers, Inc., which was a wholly owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation) through a tax-free distribution ("Distribution") of one share of the Company's common stock for each share of Old OMI common stock. The Distribution separated Old OMI into two publicly owned companies. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     OMI's net income was $22.4 million or $0.38 basic and $0.37 diluted earnings per share (EPS) for the third quarter 2000 (net income of $23.8 million or $0.40, excluding the loss on the disposal of a vessel) compared to a net loss of $7.1 million or $0.17 basic/diluted loss per share for the third quarter 1999. For the nine months ended September 30, 2000, net income was $21.7 million or $0.39 basic/diluted EPS compared to the net loss of $37.6 million or $0.90 basic/diluted loss per share (including $0.07 income from the cumulative effect of the change in accounting principle) for the nine months ended September 30, 1999.

     For the nine months ended September 30, 2000, excluding $14.6 million in net losses from the disposal of four product carriers, disposal of a joint venture and the write down of two other vessels to be disposed of, net income was $36.3 million or $0.65 earnings per basic share. Included in the nine months ended September 30, 1999 net loss of $37.6 million, were losses aggregating $30.9 million, which were from the following non-recurring adjustments; the provision for loss on lease obligation of $6.2 million, losses from the write down and disposal of five older crude carriers and the sale leaseback of a Suezmax tanker aggregating $23.6 million and losses on the write down and disposal of two joint venture investments aggregating $1.1 million. Such losses were offset by income from the cumulative change in accounting principle of $2.7 million.

     During the third quarter, the Company's spot market vessels (seven Suezmaxes, one ultra large crude carrier ("ULCC"), three Panamaxes and six product carriers) averaged daily Time Charter Equivalents (TCEs) of $42,041 for Suezmaxes, $29,044 for the ULCC, $22,257 for Panamaxes and $12,774 for the product carriers on spot charters. Market rates for spot market voyages in the fourth quarter are higher than the previous quarter averages in all categories.

     OMI's Fleet- Currently, OMI's fleet comprises 21 vessels, including three chartered-in vessels. The fleet includes five wholly-owned Suezmaxes, three chartered-in Suezmaxes, three 66,000 dwt product tankers currently carrying crude oil, eight handysize product carriers and one handymax product carrier carrying clean products and one ULCC. During September 2000, OMI took delivery of a handymax newbuilding and will take delivery of another handymax newbuilding in November 2000.

     The Company has concentrated its fleet in two sectors of the energy transportation industry, Suezmax crude oil tankers and petroleum product carriers. OMI's Suezmax tanker fleet is one of the largest and youngest fleets in the world as all of its owned Suezmax tankers are two years old or younger. OMI is focused on continuing to build its leadership positions in both Suezmax tankers and product carriers.

     The Company participates in three marketing alliances to enhance market share for its Suezmax, Panamax and product carrier fleets. The alliances combine strengths to better serve customers by giving them more options, at the same time giving the Company cost savings and access to cargoes which it might otherwise be unable to carry. In 1998, OMI formed a joint venture, Alliance Chartering LLC ("Alliance"), with Frontline Ltd., to charter both companies' Suezmaxes. Alliance currently markets the services of approximately 40 Suezmaxes. In 1999, OMI entered into a joint venture, International Product Carriers Limited ("IPC") with Osprey Maritime Limited for midsize product tankers. IPC began operations on May 1, 1999 and currently markets the services of approximately 30 vessels. Currently, six of OMI's product carriers are operating under adjustable rate time charters with IPC. While the vessels are committed by time charters, the revenues are dependent on the spot market. OMI also has its three Panamax tankers operating in the Star Tankers Pool, which is the largest commercial operator of Panamaxes in the world.

MARKET OVERVIEW

Suezmax Tanker Overview

     Tanker TCE's have recovered sharply this year as a result of increasing world oil demand at a time of very low oil inventory levels, and increased crude oil seaborne volumes as OPEC has raised production by 3.2 million b/d to date in 2000. In addition, the tanker fleet has remained relatively stable this year as high tanker scrapping activity has almost offset tanker newbuilding deliveries.

     World oil demand is expected to increase this year. The expected increase reflects strong economic activity in industrialized areas, especially in the United States and in the Pacific region, which is recovering from the economic crisis of few years ago. At the same time, world oil inventories continue to be at historically very low levels. Currently, commercial crude oil stocks in the three main oil consuming areas - the U.S., Western Europe and Japan - are 4.5% below a year ago level and at the lowest level in at least the last ten years.

     The tanker orderbook for delivery over the next few years totaled approximately 51.5 million dwt, or 18.5% of the existing tanker fleet, at the end of September 2000. However, approximately 82.3 million dwt or 29.6% of the existing fleet is 20 years old or more, and about 29.1 million dwt or 10.5% of the existing fleet is 25 years old or more. These old vessels are facing increasingly stricter environmental regulations. Approximately 4.3 million dwt of the orderbook is scheduled for delivery in the balance of 2000,
16.3 million dwt in 2001, 23.1 million dwt in 2002 and the balance in 2003. In addition, the orderbook of the Suezmax tanker fleet for international trades totaled 60 vessels of approximately 9.4 million dwt, or 27.8% of the existing Suezmax tanker fleet. Furthermore, 60 Suezmax tankers of about 8.4 million dwt or 24.8% of the existing Suezmax tanker fleet was 20 or more years old.

     In calendar 1999, tanker sales for scrap accelerated as tanker TCE's reached low levels. Tanker sales for scrap have been relatively high in the first three quarters of 2000, notwithstanding a substantial improvement of tanker TCE's that reached very profitable levels, due to the tanker fleet demographics, stricter enforcement of existing tanker regulations by classification societies, stricter inspections by charterers and the planning of new tanker regulations by the European Union. These proposed regulations, similar to the OPA regulations in the United States, would tighten controls of tankers trading in European waters and make employment of old tankers more difficult. Tanker sales for scrap totaled about 16.7 million dwt in 1999 and
12.2 million dwt through September 2000, including a total of 19 Suezmaxes. Tanker scrapping is expected to continue at high levels given the tanker fleet age demographics and stricter environmental regulations.

     The positive outlook for the crude tanker market is expected to continue as a result of the need for additional oil production by OPEC, beyond the recently announced amounts, to accommodate the seasonal world oil demand gains in the winter months at a time when oil inventories are at very low levels. In addition, a relatively stable tanker supply, given the fleet age demographics and the continued focus of governments and charterers on safe, high-quality modern tonnage, coupled with the strength of the world economy and the resultant growth in demand for oil, should lead to a strong freight environment in the future.

     In the U.S. market, the Company does not believe that the President's recent decision to tap the country's strategic petroleum reserves will have an impact on the demand for tankers.

Product Tanker Overview

     The product carrier market operates in a more stable rate environment than the crude oil market and has traditionally provided shipowners with a predictable stream of revenues. The product carrier market is a segment of the overall tanker market which facilitates seaborne transportation of petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. While crude oil tankers carry oil from production areas to refineries, product carriers move refined products from refineries to distribution points.

     The product tanker market continued to improve with each quarter in 2000 and TCE's for handysize product tankers in the Caribbean reached levels not seen since the very strong product tanker market early in 1997. This was the result of continued strong oil demand growth in the Atlantic region at a time that oil product inventories, especially stocks for the seasonal distillates, were very low, and the modest product tanker fleet increase so far this year.

     The Company believes that product carrier demand will continue to increase in the foreseeable future. First, world oil demand is expected to increase at a higher rate compared to the second half of the 1990's. Additionally, the major oil consuming areas- North America, Western Europe and Asia- have a shortage of refinery capacity, while Latin America, Africa and the Middle East have a surplus. Furthermore, refinery capacity is expanding in the Middle East and Latin America while the shortage of refinery capacity in the major oil consuming areas is expected to persist. Finally, there have been some fundamental changes in the pattern of product trades toward longer-haul movements.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The following discussion explains the Company's operating results in terms of net voyage revenues and TCE revenues. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). TCE revenue (voyage revenue less voyage expenses) equates revenue generated from a voyage charter to time charter revenue.

     Under a voyage charter, the operator of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the operator's account. A single voyage charter (generally two to ten weeks) is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage with the same charterer is commonly known as a "consecutive voyage" charter.

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

     Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, a long-term charter affords the vessel owner greater assurance that it will be able to cover its costs, including depreciation, interest, and operating costs. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of OMI.

     Currently, all of OMI's fleet, except one Suezmax and three product carriers, operate in the spot market. An additional new product carrier being acquired by the Company in late November of this year will be on time charter beginning at the time of its delivery.

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

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     Net voyage revenues of $36.6 million for the three months ended September 30, 2000 increased by a net of $30.5 million from $6.1 million for the three months ended September 30, 1999. Net voyage revenues of $70.8 million for the nine months ended September 30, 2000 increased by a net of $42.8 million from $28.0 million for the nine months ended September 30, 1999. Net voyage revenues for the three and nine months ended September 30, 2000 and 1999 are as follows by market segments in which OMI primarily operates.

                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                    --------------------- ---------------------
                                      2000       1999       2000         1999
                                    --------   -------    --------    ---------
                                                 (in millions)
Voyage Revenues:
   Crude Oil Fleet                  $  44.2    $  17.1    $   92.3    $  62.0
   Product Carrier Fleet               10.6        8.6        29.8       29.0
   All Other                           --          0.1        --          0.2
                                    -------    -------    --------    -------
   Total                            $  54.8    $  25.8    $  122.1    $  91.2
                                    =======    =======    ========    =======
Vessel and Voyage Expenses:
   Crude Oil Fleet (1)              $  14.8    $  14.4    $   40.2    $  45.5
   Product Carrier Fleet                3.3        5.1        10.9       17.4
   All Other                            0.1        0.2         0.2        0.3
                                    -------    -------    --------    -------
   Total                            $  18.2    $  19.7    $   51.3    $  63.2
                                    =======    =======    ========    =======
Net Voyage Revenues:
   Crude Oil Fleet                  $  29.4    $   2.7    $   52.1    $  16.5
   Product Carrier Fleet                7.3        3.5        18.9       11.6
   All Other                           (0.1)      (0.1)       (0.2)      (0.1)
                                    -------    -------    --------    -------
   Total                            $  36.6    $   6.1    $   70.8    $  28.0
                                    =======    =======    ========    =======

------------

(1) Includes charter hire expenses. Excludes June 1999 Provision for Loss on Lease Obligation of $6.2 million.

     Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

At September 30, 2000 and September 30, 1999, the crude fleet consisted of:

                                                      2000            1999
                                                     -----           -----
         1998-2000 built Suezmax vessels               5               3
         1989-1999 Suezmax vessels chartered-in        3               3
         1970's built Suezmax vessels                  0               1
         1980's built Panamax vessels                  3               3
         1980's built Aframax vessel                   0               1
         1986   built ULCC                             1               0
                                                     -----           -----
                           Total                      12              11
                                                     -----           -----

     During 2000, OMI owned or operated 12 crude carriers, including one ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner. OMI took delivery of a new Suezmax vessel in May 2000, which began its first voyage early June and in March 2000, OMI took delivery of another Suezmax newbuilding, which began its first voyage early April. During March 2000, OMI sold its aframax vessel. OMI disposed of its four older crude carriers in the second half of 1999 and completed a sale/leaseback in June 1999 for a new Suezmax vessel delivered January 1999.

     Net Voyage revenues earned by the crude oil fleet in the three months and nine months ended September 30, 2000 were $29.4 million and $52.1 million an increase of $26.7 million and $35.6 million, respectively, over the comparable periods in 1999.

     The following table sets forth comparative operating results for the crude oil fleet for the three and nine months ended September 30, 2000 versus the three and nine months ended September 30, 1999.

                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                  --------------------    ---------------------
                                    2000        1999      2000         1999
                                  -------     -------     -----      -------
                                                (in millions)
CRUDE FLEET:
NEW SUEZMAXES:
   TCE revenue                    $  28.1     $  8.0     $  55.7     $  27.1
                                  -------     ------     -------     -------
   Vessel expenses                    1.7        2.1         5.5         5.2
   Charter hire expenses              4.0        4.6        11.6        11.5
                                  -------     ------     -------     -------
   Net voyage revenue             $  22.4     $  1.3     $  38.6     $  10.4
                                  =======     ======     =======     =======
ULCC:
   TCE revenue                    $   2.7     $  --      $   2.7     $  --
                                  -------     ------     -------     -------
   Vessel expenses                    0.6        --          0.6        --
   Charter hire expenses             --          --         --          --
                                  -------     ------     -------     -------
   Net voyage revenue             $   2.1     $  --      $   2.1     $  --
                                  =======     ======     =======     =======
PANAMAXES:
   TCE revenue                    $   6.1     $  2.9     $  14.5     $   9.1
                                  -------     ------     -------     -------
   Vessel expenses                    1.2        1.7         3.9         4.5
   Charter hire expenses             --          --         --          --
                                  -------     ------     -------     -------
   Net voyage revenue             $   4.9     $  1.2     $  10.6     $   4.6
                                  =======     ======     =======     =======

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   ---------------------   ---------------------
                                      2000       1999        2000        1999
                                   ---------   ---------   ---------   ---------
                                               (in millions)
CRUDE FLEET:
OLD SUEZMAXES/AFRAMAX: (SOLD IN
     1999 & 2000)
   TCE revenue                       $ --      $  1.1      $   1.1     $   9.3
                                     ------    ------      -------     -------
   Vessel expenses                     --         0.9          0.3         7.8
   Charter hire expense                --        --           --          --
                                     ------    ------      -------     -------
   Net voyage revenue                $ --      $  0.2      $   0.8     $   1.5
                                     ======    ======      =======     =======
TOTAL CRUDE FLEET                    $ 29.4    $  2.7      $  52.1     $  16.5
                                     ======    ======      =======     =======

     Fluctuations in each of the crude oil fleet vessel types were as follows:

     New Suezmaxes- The largest increase in the crude fleet's net voyage revenue was earned by this group. Included in this group are the three chartered-in vessels, built 1989, 1990 and 1999. The increase in net voyage revenue in the three and nine months ended September 30, 2000 over the comparable 1999 periods were a $21.1 million increase in the three months and a $28.1 million increase in the nine month period. Increases in the third quarter and nine months 2000 over 1999 were primarily earnings by the wholly owned Suezmaxes (built 1998-2000) and the chartered-in vessels (operating in the spot market). The largest of the increases in net voyage revenues of $8.5 million in the three months and $11.6 million in the nine months were attributed to the two newbuildings delivered in the first half of 2000. The remaining increase in net voyage revenue in both the three and nine month periods were from the improvement in TCE rates above the increase in bunker costs in 2000 resulting from better market conditions as described in the Market Overview.

     ULCC- Increase in net voyage revenues in 2000 was the result of OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000.

     Panamaxes- Increase in the Panamax net voyage revenues in the 2000 periods over the comparable 1999 periods of $3.7 million in the three month periods and $6.0 million in the nine month period was the result of better performance due to improvement for crude oil TCEs. These three vessels operate in a pool which primarily trades in the Far East. Increased rates for Panamax vessels operating in the pool during 2000 resulted from steady demand. This demand has continued to improve rates during the third quarter and into the fourth as well.

     Old Suezmax/Aframax-Earnings for the Old Suezmax/Aframax group for the nine months ended September 30, 2000 reflect earnings for the first quarter 2000 of $0.9 million, which primarily relates to the aframax vessel sold March 2000. Net voyage revenues of $0.2 million and $1.5 million for the three and nine months ended September 30,1999 included earnings from four older Suezmax vessels sold in the second half of 1999 and the aframax vessel. During 1999, the older Suezmax vessels incurred operating losses or small profits.

Product Carrier Fleet

At September 30, 2000 and September 30, 1999, the product carrier fleet consisted of:

                                                         2000           1999
                                                        ------         ------

         2000 built handymax product carrier              1               0
         1999 built handysize product carrier             2               2
         1984-1991 built product carriers                 6               10
                                                        ------         ------
                                                          9               12
                                                        ======         ======

     On September 27, 2000, one handymax newbuilding was delivered and began a two-year time charter with an oil company. During 1999, two handysize product carrier newbuildings were delivered in July and September and time chartered for two-years to another oil company. During 2000 four product carriers were sold, three in May and one in August 2000. Two product carriers are classified as Assets to be disposed of on the Condensed Consolidated Balance Sheet as of September 30, 2000.


                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   ---------------------   ---------------------
                                      2000       1999        2000        1999
                                   ---------   ---------   ---------   ---------
                                                  (in millions)
CLEAN FLEET:
PRODUCTS (IPC POOL BEGINNING
     SECOND QUARTER 1999):
   TCE revenue                      $  7.6      $  7.4       $ 22.2      $ 23.5
                                    ------      ------       ------      ------
   Vessel expenses                     2.9         4.7          9.2        12.7
   Charter hire expenses               --          --           --          --
                                    ------      ------       ------      ------
   Net voyage revenue               $  4.7      $  2.7       $ 13.0      $ 10.8
                                    ======      ======       ======      ======
PRODUCTS-ON TIME CHARTER:
   TCE revenue                      $  3.0      $  1.1       $  7.6      $  1.1
                                    ------      ------       ------      ------
   Vessel expenses                     0.4         0.3          1.7         0.3
   Charter hire expenses               --          --           --          --
                                    ------      ------       ------      ------
   Net voyage revenue               $  2.6      $  0.8       $  5.9      $  0.8
                                    ======      ======       ======      ======
   TOTAL CLEAN FLEET                $  7.3      $  3.5       $ 18.9      $ 11.6
                                    ======      ======       ======      ======

     The following table sets forth comparative operating results for the product carrier fleet for the three and nine months ended September 30, 2000 versus the three and nine months ended September 30, 1999.

     Net Voyage revenues earned by the product carrier fleet in the three months and nine months ended September 30, 2000 were $7.3 million and $18.9 million an increase of $3.8 million and $7.3 million, respectively, over the comparable periods in 1999. Fluctuations in each of the product carrier groups were as follows:

     Product Carriers (IPC Pool)-During the three and nine months ended September 30, 2000, six (10 before the sale of the three product carriers in May 2000 and one in August 2000) of the Company's handysize product tankers have been operating on time charters to a joint venture, IPC, in a marketing alliance. Time charter rates from this venture reflect spot market rates since they are adjusted periodically with pool profits. The vessels have been operating in this marketing pool since its inception in May 1999. Previous to May 1999, seven vessels were operating in the spot market. Three vessels coming off a previous time charter began operating with the IPC pool in the third quarter of 1999.

     Increases in net voyage revenues of $2.0 million and $2.1 million in the three months and nine months ended September 30, 2000, respectively, reflect the increase in profits earned primarily since the upswing in rates beginning in the second quarter 2000 compared to earnings from prior year spot charters for these vessels. The increase in rates for the vessels operating in both 1999 and 2000 periods were offset by lower earnings from four vessels disposed of in 2000 (the four vessels sold in 2000 operated a total of 504 more days in 1999)

     During the third quarter, the Company's six spot market vessels averaged daily TCEs (which includes waiting time) was $12,774 compared to the 1999 third quarter average of 10 product carriers daily TCE of $8,059. Improvement in the 2000 rates is consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors discussed in the Market Overview.

     Product Carriers (on time charter)- Increases in net voyage revenue of $1.8 million and $5.1 million in the three months and nine months ended September 30, 2000, respectively, relate to earnings from two 1999 built product carriers, which were delivered in the third quarter of 1999 and minimal earnings from one handymax product carrier delivered September 27, 2000. Earnings for this group increased primarily from more operating days in 2000 and additional income for profit sharing based upon certain conditions included in the two time charter agreements, which began in 1999. All three vessels have been operating on time charters since their deliveries.

PROVISION FOR LOSS ON LEASE OBLIGATION (1999).

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

OTHER OPERATING EXPENSES.

     The Company's operating expenses, other than vessel, voyage and operating lease expenses consist of depreciation and amortization and general and administrative ("G & A") expenses. These expenses decreased $0.6 million for the three months ended September 30, 2000 and $5.0 million for the nine months ended September 30, 2000 compared to the same periods in 1999. The decreases in other operating expenses in both the three and nine month periods are due to decreases in depreciation expense for vessels sold or classified as Assets to be Disposed Of. The 1999 periods included depreciation expense for the five older crude vessels (all sold between July 1999 and March 2000) for the first six months of 1999, and also depreciation expense for eight vessels held for sale at December 31, 1999. The decreases in depreciation expense were offset in part by depreciation expense accounted for on the two new Suezmaxes, which began operating in the second quarter 2000.

     During the quarter and nine months ended September 30, 2000, in accordance with APB No. 25, the Company recorded compensation expense included in G&A of $0.7 million and $1.2 million, respectively, relating to stock options. There was no compensation expense related to stock options for the quarter and nine months ended September 30, 1999.

LOSS (GAIN) ON DISPOSAL/WRITE DOWN OF ASSETS.

     Loss (gain) on disposal of assets was $1.4 million in the three months and $14.1 million in the nine months, which relate to the disposals of four vessels and write downs of two vessels in 2000. Adjustments for three vessels previously classified as Assets to be disposed of at December 31, 1999 resulted in losses aggregating $6.2 million, $1.4 million of which was recorded in the third quarter upon the sale of a vessel in August 2000. Two similar vessels' net realizable values, which also were previously classified as Assets to be disposed of at December 31,1999 were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

     Loss on disposal/ write down of assets of $23.6 million for the nine months ended September 30, 1999, included the loss on the sale of five vessels held to be disposed of at June 30, 1999 and the loss on the sale of a Suezmax vessel which, was sold on June 30, 1999 in a sale/leaseback transaction.

OTHER INCOME (EXPENSE).

     Other income (expense) consists of net interest expense, loss on disposal/write down of joint venture investments and other-net. Net other expense increased $1.4 million for the three months and increased $3.9 million for the nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999.

     Net Interest expense increased $3.1 million for the three months and $6.6 million for the nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. The increases were primarily due to interest expense on additional borrowings to finance one Suezmax vessel delivered March 2000 and two product carrier newbuildings delivered in 1999. Capitalized interest was reduced corresponding with the delivery of the new ships. Additional increases in interest expense during 2000 resulted from increased interest rates and interest margins increased as a result of the refinancing of debt in February 2000, which will decrease with the amended credit facility in October 2000(see Financing Activities).

     Additionally, loss from the sale of a joint venture in the first quarter 2000 of $0.5 million was recorded. Loss on disposal/write down of joint venture investments during the nine months ended September 30, 1999 represents the loss on OMI's sale of its 49 percent interest in White Sea Holdings Inc. of approximately $0.8 million and a write down of its investment in OMI-Heidmar joint venture of approximately $0.3 million.

     Other-net of $0.6 million for the three months and $2.2 million for the nine months ended September 30, 2000 was primarily attributed to the settlement of various insurance claims from prior years.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES.

     Equity (loss) in operations of joint ventures increased $1.3 million for the three months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 2000 compared to the same periods in 1999. During 2000, OMI participated in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000. Improvement in rates for the ULCC vessel operating in the spot market during the first half of 2000 increased equity during the nine month period 2000 over the comparable period in 1999. Additionally, OMI recorded $1.0 million during the third quarter 2000 and $1.5 million during the nine months ended September 30, 2000 for profit sharing from a 49 percent owned joint venture, which OMI previously chartered vessels to in 1999. Three joint ventures operating during 1999 have been sold (see paragraphs below for the two sold in 2000).

     On June 30, 2000, OMI purchased the additional interest in Amazon Transport, Inc., a company previously 49 percent owned. The acquisition was based on a nominal ship value for the Company's ULCC vessel of $30 million. OMI paid the purchase price partially with cash and by issuing 1.5 million shares of its common stock to its venture partner at a price of $5.125.

     During 2000, OMI sold its 49.9 percent investment in Geraldton Navigation Company Inc. ("Geraldton") to its partner. An adjustment for an additional loss of $0.5 million was recorded in the first quarter relating to the disposal of this venture for which the Company received $2.4 million. Additionally, a dividend was paid to OMI of $1.2 million in February 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (1999)

     During the second quarter of 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change is effective for the period beginning January 1, 1999 and income of $2.7 million was recorded in 1999 as a cumulative effect of change in accounting principle.

BALANCE SHEET

     Assets to be disposed of, aggregating $15.1 million at September 30, 2000 represents the aggregate net realizable value of two vessels. The decrease of $75.9 million from the December 31, 1999 balance of $91.0 million is the result of the sale of four vessels,(which also increased cash proceeds by $25.5 million), an additional write down aggregating $3.0 million on the two remaining vessels' net realizable values, and an adjustment to reclass three vessels to the Vessels category at September 30, 2000.

     In connection with the amended loan agreement, dated October 12, 2000 (see Financing Activities) OMI is no longer required to sell certain vessels. Therefore, three vessels that had been classified as held for sale have been reclassed to Vessels and are being depreciated over their remaining lives. The related current portion of debt has also been adjusted for the amended loan agreement.

     On June 30, 2000, OMI purchased its partners' 51 percent interest in Amazon Transport, Inc. The purchase price was based on the ULCC's value set at $30.0 million plus the allocation of cash for the remaining net assets. OMI issued 1.5 million shares at $5.125 aggregating $7.7 million and paid $7.4 million to its partner for the purchase. OMI's investment in joint ventures decreased $14.9 million and Vessels increased by $20.6 million at June 30, 2000.

     On May 17, 2000, OMI took delivery of a new Suezmax vessel. As of September 30, 2000, capitalized costs included in Vessels were $51.5 million.

     On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15.8 million (at $2.50 per share) excluding expenses of $0.6 million. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000. The aggregate capitalized costs as of September 30, 2000 of $47.2 million include costs of $14.4 million included in Construction in progress at year-end 1999, of which $27.0 million was financed upon delivery (see Financing Activities).

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

     On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. By converting the performance units to stock options in 2000 for units in the plan for years 1998-2000, the Company reduced the amount of cash to be used for such operating activities. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share, which are payable in the first quarter of 2001. As of June 20, 2000, capital surplus was credited for the differences between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1.4 million.

     Performance units relating to years 2001 and 2002 aggregating 400,000 were converted to stock options at a grant price of $4.938, which was the market price of OMI common stock at the grant date. As of September 30, 2000, capital surplus was credited $2.1 million for adjustments to record the current quarter's compensation expense and deferred compensation relating to the above option plan at OMI's stock price at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $23.6 million at September 30, 2000 increased $16.2 million from cash and cash equivalents of $7.4 million at December 31, 1999. The Company's working capital of $4.7 million at September 30, 2000 decreased $39.2 million from working capital of $43.9 million at December 31, 1999. Current assets decreased $54.8 million primarily because of the decreases in Assets to be disposed of $75.9 million offset by increases in cash and cash equivalents of $16.2 million primarily from the proceeds from the sale of vessels sold in 2000. Cash also increased by financing activities such as new equity through the issuance of common stock of $17.7 million (see below uses of cash for investing activities). Net cash provided by operating activities increased $16.9 million to $27.4 million for the nine months ended September 30, 2000 compared to net cash provided by operating activities of $10.5 million for the nine months ended September 30, 1999 (see Results of Operations).

     Cash used by investing activities was $57.6 million for the nine months ended September 30, 2000, compared to cash used by investing activities of $45.0 million for the nine months ended September 30, 1999. Cash was used by investing activities during the nine months ended September 30,2000 primarily due to increases in additions to vessels of $15.8 million from $89.8 million for the nine months ended September 30, 1999 to $105.6 million for the 2000 period. The increase in cash used for purchase of vessels resulted from the delivery of one new Suezmax vessel and two product carriers in 1999 compared to the delivery of two new Suezmax vessels and one product carrier during the 2000 period. Proceeds of $46.9 million included in investing activities were from the sale of the aframax vessel in the first quarter 2000 and the sale of four product carriers, three in May and one in August 2000. Proceeds of $62.2 million included in disposal of assets during the nine months ended 1999 were from the sale of a vessel purchased in January 1999 in a sale lease back transaction and the sale of three older crude carriers. Additionally in 2000, proceeds of $5.1 million were received from the repayment of a note receivable and proceeds of $2.4 million received for the sale of a joint venture. Payments of $4.8 million relate to the net cash paid to purchase OMI's partners' 51 percent interest in a previously owned joint venture.

Adjusted EBITDA

     Adjusted EBITDA represents operating income (loss) from operations before depreciation and amortization expense, loss on disposal/write down of assets-net and lease provision. Cash flows for the third quarter 2000 were stronger than the comparable 1999 quarter, and adjusted EBITDA of $33.8 million in the third quarter was $30.0 million above the third quarter 1999 balance of $3.8 million. The increase in adjusted EBITDA is due to higher earnings, net of operating expenses in the third quarter of 2000 due to the disposal of five older crude carriers and the delivery of four new vessels (two Suezmaxes and two products, not including the handymax delivered in September 2000). The new vessels are more marketable than the older vessels disposed of and earn a higher TCE rate and are more cost efficient.

Financing Activities

     Cash provided by financing activities was $46.4 million for the nine months ended September 30, 2000, compared to cash used for financing activities of $26.4 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, there were $24.6 million in principal payments ($9.2 million were scheduled payments and $15.4 million in unscheduled payments due to sale of vessels) on long-term and short-term debt and $50.0 million in proceeds, $20.0 million to purchase the handymax in September 2000, $3.0 million towards the purchase the joint venture and $27.0 million of such borrowings used for the purchase of the new Suezmax vessel in March 2000. In February 2000, the Company refinanced its bank debt with its lenders in the amount of $264.5 million, which resulted in payments of $257.9 million on long and short-term debt related to the refinancing in the first quarter 2000. The effect of the February refinancing revised debt covenants, increased interest rate margins and reduced principal amortization, which was later amended on October 12, 2000. As of September 30, 2000, OMI was in compliance with its covenants.

     During May 2000, $30.0 million of the proceeds from sale of three vessels were used to acquire the Suezmax vessel delivered May 17, 2000, which replaced these vessels as collateral in the Credit Agreement. The remaining proceeds of $1.8 million from the sale of the three vessels were paid to the bank to reduce the outstanding balance in June.

     On October 12, 2000, OMI amended its credit agreement in 2000 increasing the principal amount to $310.0 million with $270.0 million received at closing, $20.0 million received at delivery of the product carrier on September 27, 2000 and $20.0 million proceeds to be received at the delivery of the product carrier in November 2000. The facility is secured by 19 vessels. The amended credit facility reduces interest margins, does not require the disposal of assets, reduces operating restrictions and as previously mentioned provides financing for the November handymax newbuilding. Amortization will be $40.0 million per year for the first two years and $25.0 million for each of the following three years with a balloon payment at maturity.

     During the nine months ended September 30, 2000, OMI raised $17.7 million in cash by selling 9,583,000 shares of OMI common stock in a private placement. A portion of the funds received were used to pay for the newbuildings delivered in March and May 2000.

OTHER COMMITMENTS

     During October 2000, OMI agreed to acquire from another owner a contract for one new Suezmax tanker with a cost of approximately $60.0 million being built by Daewoo Heavy Industries Ltd. OMI expects to finance a portion of the vessel cost at delivery, which is currently scheduled in January 2001. OMI has also entered into a contract with Onomichi Dockyard Co. Ltd. to build one new 47,000-dwt-product carrier for an approximate cost of $28.8 million for delivery in February 2002. OMI has options to acquire two additional product carriers at an approximate cost of $29.0 million each for delivery in 2003.

     On July 31, 2000, OMI contracted to purchase a 47,000-dwt-ton product carrier newbuilding from another shipowner at a cost of $30.3 million with delivery scheduled for late November 2000. The Company has secured a two-year time charter with an oil company following delivery of the vessel. OMI expects to finance $20.0 million (included in the amended Credit Facility) of this purchase and use cash from operations for the remaining balance.

     The Company and its joint venture partner have committed to fund any working capital deficiencies that may be incurred by IPC. As of September 30, 2000, there were no such deficiencies to be funded.

SUBSEQUENT EVENTS

     On October 17, 2000, OMI was given notice of termination on the operating leases of two of its chartered-in vessels by the shipowners. The leases had been scheduled for termination in 2001 and 2002. In accordance with the contracts the owners are required to pay a termination fee of $1,000,000 for each vessel at redelivery, which is 90 days and certain other time plus offhire days (during the lease) from the date of notice. Gains from the termination will be reflected in appropriate future quarters.

NEWLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board Statement ("FASB") issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 to interim period and fiscal years beginning after June 15, 2000. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. Generally, it requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement amends guidance on accounting for certain derivatives and hedging activities and supercedes Statements previously issued. At the present time management believes the adoption of SFAS 138 will not have a material effect on the Company's financial condition or results of operations.

     In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. Adoption of this interpretation has not had a material impact on the Company's financial position, results of operations or cash flows.

     Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC")issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company is effective no later than the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has evaluated the criteria for revenue recognition established by SAB No. 101 and believes its revenue recognition policies comply with the criteria.

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

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Market Risk

     The company is exposed to various market risks, including changes in interest rates. The exposure to interest rate risk relates primarily to the debt. At September 30, 2000, $293.2 million of the $299.8 million total debt was floating rate debt, and the weighted-average margin over LIBOR was 2.36 percent. A one-percent increase in LIBOR would increase interest expense by $2.9 million per year.

     As of September 30, 2000, the fixed rate debt on the balance sheet was $6.6 million and the fair market value was approximately $6.9 million because of the convertible notes, which can be exchanged into OMI stock at $7.375 per share. The convertible notes had a balance of $2.2 million on that date. If interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.2 million.

     When management finds it necessary, the Company enters into financial instrument agreements to limit exposure. As of September 30, 2000, there were no financial instrument agreements, and the Company is not a holder or issuer of financial instruments.

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

                           None.

ITEM 5 - OTHER INFORMATION

                           None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

  A.  EXHIBITS

         27 OMI Corporation - Financial Data Schedule, dated September 30, 2000.

  B.  REPORTS ON FORM 8-K

         On September 15, 2000, OMI filed on Form 8-K an announcement of the refinancing of its debt and promotion of Kathleen C. Haines to Chief Financial Officer and Treasurer.

         On October 25, 2000, OMI filed on Form 8-K announcing its third quarter earnings on October 11, 2000 and to also announce that OMI agreed to acquire one new Suezmax tanker from another owner.

         On November 1, 2000, OMI filed on Form 8-K an announcement that on October 13, 2000, OMI issued a press release announcing that market reports that it was seeking to raise equity in a private placement were correct but that it had ceased the effort. The Company also confirmed that its previously announced bank refinancing closed as scheduled on October 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OMI CORPORATION
--------------------------------------------------------------------------------
                                  (REGISTRANT)



DATE: NOVEMBER 8, 2000                BY: /S/    CRAIG H. STEVENSON, JR.
      ----------------------------       ---------------------------------------
                                                Craig H. Stevenson, Jr.
                                            President, Chairman of the Board
                                              and Chief Executive Officer



DATE: NOVEMBER 8, 2000                 BY: /S/     KATHLEEN C. HAINES
      -----------------------------       --------------------------------------
                                                   Kathleen C. Haines
                                                    Chief Financial
                                                 Officer, Vice President and
                                                       Treasurer