Form 10-K
period 2000-12-31
OMI CORP/M I
filed 2001-03-30
CIK 1061571

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2001

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                   ----------

                        COMMISSION FILE NUMBER 001-14135
                                 OMI CORPORATION
             (Exact name of Registrant as specified in its charter)


       MARSHALL ISLANDS                                        52-2098714
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

COMMON STOCK, PAR VALUE $.50 PER SHARE             NEW YORK STOCK EXCHANGE
           Title of Class                   Name of Exchange on which Registered

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
                                          YES   X          NO
                                              -----           ------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                          YES   X          NO
                                              -----           ------

     AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY
NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE AS OF THE CLOSE OF BUSINESS ON MARCH 26, 2001:

                                  $449,937,429

          NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING
                             AS OF MARCH 26, 2001:

                                   66,167,269

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

(1) PORTIONS OF THE OMI CORPORATION 2001 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                      INDEX

                                   ----------

                                     PART I

                                                                                     Items Page(s)
                                                                                     -------------
1. and 2.   Business and Properties .............................................            1
3.          Legal Proceedings ...................................................            6
4.          Submission of Matters to a Vote of Security Holders .................            6

                                    PART II

5.          Market for OMI Corporation's Common Stock and Related
              Stockholder Matters ...............................................            7
6.          Selected Financial Data .............................................            8
7.          Management's Discussion and Analysis of Results of Operations and
              Financial Condition ...............................................            9
7A.         Quantitative and Qualitative Disclosures about Market Risks .........           25
8.          Financial Statements and Supplementary Data .........................           26
9.          Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ..............................................           59

                                     PART III

10.         Directors and Executive Officers of OMI Corporation .................           59
11.         Executive Compensation ..............................................           59
12.         Security Ownership of Certain Beneficial Owners and Management ......           59
13.         Certain Relationships and Related Transactions ......................           59

                                     PART IV

14.         Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ..........................................................           59
            SIGNATURES ..........................................................           61


                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

     OMI Corporation ("OMI" or the "Company"), incorporated under the laws of the Republic of the Marshall Islands on January 9, 1998, is located at One Station Place, Stamford, Connecticut. The telephone number is(203) 602-6700.

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

DEVELOPMENT OF OMI'S BUSINESS

     The Company provides seaborne transportation services for crude oil and petroleum products in the international shipping markets. Its customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities. In recent years, OMI has sought to increase the size of, and modernize its fleet. It consistently inspects Suezmaxes which are available for purchase and investigates other opportunities to improve its fleet directly and through ship brokers. During 2000, the Company successfully acquired newbuilding vessels and contracts from other owners (thereby increasing the size of its fleet without increasing the supply of tonnage) using its common stock as partial payment.

     During 2000 and early 2001, the Company:

          (a) acquired a 51% interest in the SETTEBELLO (it already owned the other 49%) from its joint venture partner;

          (b) took delivery of the new Suezmaxes LOIRE, SOYANG and SOMJIN (which was acquired through acquisition of a shipbuilding contract from another owner);

          (c) took delivery directly from the shipbuilder of the handymax product carriers NECHES and GUADALUPE, acquired from another owner and time chartered the vessels to an oil company for two years;

          (d) agreed to acquire from another owner shipbuilding contracts for two Suezmaxes to be delivered in September and October 2002;

          (e) ordered two handymax product carriers from a shipyard, which are to be delivered in the first quarter of 2002 and time chartered the vessels for three years from delivery, and exercised an option for one additional handymax to be delivered early in 2003;

          (f) extended for an additional two years time charters for the handysize product carriers SEINE and ISERE;

          (g) acquired three handysize product carriers from another owner;

          (h) agreed to acquire a 2000 built handysize product carrier from another owner; and

          (i) sold four handysize product carriers which no longer fit into its strategy.

     In its acquisitions the Company issued 14,499,141 shares of common stock to the sellers as partial payment for the vessels. An additional 1,125,000 shares will be issued when the vessel described in (h) above is delivered to the Company. It also sold 9,583,000 shares of common stock in February of 2000 to help finance its acquisition program and for general corporate purposes.

     The net effect of the transactions and the building program which preceded it was to create (a) the youngest major fleet of Suezmaxes in the world (average age at December 31, 2000, including the vessel acquired on January 5, 2001 was one year), which has proved very attractive to charterers, (b) a fleet of four product carriers which are time chartered to oil companies and (c) a more homogenous handysize product tanker fleet.

     The Company's existing fleet as of March 26, 2001 is shown on the following table:

                                                                                                       DEAD-
                                                                                                       WEIGHT               CHARTER
                                                                                    YEAR               METRIC               EXPIRA-
NAME OF VESSEL                                       TYPE OF VESSEL               BUILT(1)             TONNAGE               TION
--------------                                       --------------               --------             -------              --------
SETTEBELLO(2) ........................               Crude Oil Tanker               1986               322,466              7/2001
SOMJIN ...............................               Crude Oil Tanker               2001               160,183               Spot
SACRAMENTO ...........................               Crude Oil Tanker               1998               157,411               Spot
PECOS ................................               Crude Oil Tanker               1998               157,406               Spot
SABINE ...............................               Crude Oil Tanker               1998               157,332               Spot
SOYANG ...............................               Crude Oil Tanker               2000               157,327               Spot
COLUMBIA(3) ..........................               Crude Oil Tanker               1999               157,327               Spot
LOIRE ................................               Crude Oil Tanker               2000               153,074               Spot
ELBE(4) ..............................               Product Carrier                1984                66,800               Spot
NILE(4) ..............................               Product Carrier                1981                65,755               Spot
VOLGA(4) .............................               Product Carrier                1981                65,689               Spot
NECHES ...............................               Product Carrier                2000                47,052             9/2002
GUADALUPE ............................               Product Carrier                2000                47,037            11/2002
ISERE ................................               Product Carrier                1999                35,438             9/2003
SEINE ................................               Product Carrier                1999                35,407             7/2003
LIMAR ................................               Product Carrier                1988                29,999               Spot
SHANNON ..............................               Product Carrier                1991                29,999               Spot
RADIANCE .............................               Product Carrier                1990                29,998               Spot
RAIN .................................               Product Carrier                1990                29,998               Spot
RACER ................................               Product Carrier                1989                29,998               Spot
SEVERN ...............................               Product Carrier                1988                29,998               Spot
ALMA .................................               Product Carrier                1988                29,996               Spot
PAULINA ..............................               Product Carrier                1984                29,992               Spot
PATRICIA .............................               Product Carrier                1984                29,974               Spot
                                                                                                     ---------
   Total Owned Fleet: 23 Vessels                                                                     1,898,329
     1 Bareboat Chartered-in Crude Tanker (3)                                                          157,327
                                                                                                     ---------
     Total Operating Fleet: 24 Vessels                                                               2,055,656
                                                                                                     =========

----------

(1) Weighted average age (based on carrying capacity) of the Company's owned fleet (assuming that the four vessels delivered to it in the first quarter of 2001 were owned at year end) at year-end 2000 is 6.1 years.

(2) The vessel was under joint ownership with Bergesen d.y. A/S, Oslo, Norway until June 30, 2000, at which time the Company acquired the portion not already owned.

(3) Sold and leased back. The Company has an option to reacquire the vessel. Tonnage is included in "Chartered-in Crude Tankers."

(4) Time chartered into the Star Tankers Pool. While the vessels are committed by time charter, the revenues are dependent on the spot market.

     A brief description of the functions of the various types and sizes of vessels owned or operated by the Company and others is set forth below:

     Product carrier--normally carries refined petroleum products such as gasoline, heating oil, aviation fuel, naphtha and kerosene.

     Crude oil tanker--normally carries crude oil and dirty products.

     Handysize--a ship of approximately 30,000 dwt or less.

     Handymax--a ship of 30,000 to 50,000 dwt.

     Panamax--a ship of approximately 50,000 to 70,000 dwt.

     Aframax--a tanker of approximately 70,000 to 120,000 dwt.

     Suezmax--a crude oil tanker of approximately 120,000 to 160,000 dwt.

     VLCC--a very large crude oil tanker, of approximately 200,000--300,000 dwt.

     ULCC--an ultra large crude oil tanker, of more than 300,000 dwt.

     OMI's Suezmax tankers principally trade from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast. The product carrier fleet operates worldwide, with the majority now trading in the Caribbean to the U.S. Atlantic coast and the U.S. Gulf of Mexico. The handysize product carriers are well suited to trade in the U.S. eastern seaboard due to vessel cargo size and dimensions. However, the product carriers built prior to 1992 are single hull and do not have segregated ballast, thereby placing them at a competitive disadvantage with numerous vessels built in the latter half of the 1990's.

     OMI's movement toward concentrations in specific vessel categories reflects management's belief that large concentrated fleets create strategic advantages:

     First, the fleet will be more attractive to large customers by providing better scheduling opportunities through substitution. A large fleet also provides opportunities to obtain contracts for large volume movements. These both create the potential to increase vessel utilization. Second, large and concentrated fleets create economies of scale to spread efficiently the overhead costs associated with environmental regulations and inspections. Third, operating expertise and efficiency are enhanced by concentration in certain vessel classes. Fourth, OMI believes that large customers prefer to deal with a limited number of large shipping companies with fleets that they have pre-vetted for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

     Management believes that OMI maintains an ability to participate in improvements in the international tanker markets with its Suezmax and product tankers. OMI also believes that Suezmax tankers provide nearly the upside potential of larger vessels such as VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers historically provided OMI with relatively more stable cash flows, even in weak markets. However, weakness in the product carrier markets commencing during the last portion of 1997 and in 1998, due to a mild winter and reduced Asian demand, resulted in unusually low rates which, due to continued mild winters and substantial additional new tonnage entering into the market, persisted through 1999. In 2000, rates improved, rising to record high levels in the fourth quarter.

     The three vessel Panamax fleet earned very high rates in 2000. The vessels are old (two are 20 years old and the third is 17 years old). While they are good sales candidates, the substantial cash flow from the vessels has not been reflected in significant increases in the sales value.

     Since May of 1998 Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company has handled the chartering of OMI's and Frontline Ltd.'s Suezmaxes. Alliance's current fleet stands at approximately 45 vessels.

     In March of 1999 the Company agreed with Osprey Maritime Limited ("Osprey"), a major international shipping company based in Singapore, to consolidate their product tanker operations, and in May 1999 that consolidation commenced establishing International Product Carriers Limited ("IPC") in Bermuda to commercially operate the product carriers of its parents. Osprey, following a change in control, has sold all of its product tankers (including three to OMI) and the parties agreed to disband IPC.

     During March 2000, the Company announced that it had made investments in two business-to-business internet companies. One was MarineProvider ASA, a Norwegian-based company which is to provide services such as electronic acquisition of bunker and other supplies for ships. The other investment was in SeaLogistics Ltd. which offered on-line chartering and other services to shipowners and charterers. SeaLogistics' assets have been sold to

LevelSeas Holdings Ltd., a competitor, for shares in LevelSeas in the first quarter of 2001. OMI owns 1.7% of LevelSeas by virtue of the sale of assets. The Company's total expenditures to date on the investments total approximately $3,499,000.

NATURE OF BUSINESS

     OMI is primarily engaged in the business of owning and operating tankers in international markets. There are two aspects to vessel operation: (i) technical operation, which involves maintaining, crewing and insuring the vessel, and (ii) commercial operation, which involves arranging the business of the vessel. OMI is the commercial operator of all its Suezmaxes and jointly markets those vessels in Alliance Chartering LLC and, with IPC no longer in operation, is the commercial operator of its handysize and handymax product carriers. OMI has entered its Panamax tankers in the Star Tankers Pool. A subsidiary, OMI Marine Services LLC, is the technical operator of all of the Company's vessels.

     OMI's vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner's account. A single voyage (generally two to ten weeks) charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage with the same charterer is commonly known as a "consecutive voyage" charter.

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

     Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship, to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, a long-term charter affords the vessel owner greater assurance that it will be able to cover its costs, including depreciation, interest, and operating costs. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of OMI. Currently all of OMI's fleet except its ULCC, one Suezmax and four product carriers operate in the spot market.

CUSTOMERS

     International Product Carriers Ltd., a company jointly owned by the Company and Osprey Maritime Limited, accounted for $30,643,000 of the Company's revenues in 2000, which is approximately 16%. The revenues are received by IPC from numerous customers into a pool which is divided among the vessels in the pool. The Company also received $43,960,000 in aggregate in approximately equal amounts (approximately 12% of revenues in each case) from Star Tankers Inc., a pool in which three of its vessels are entered, and Sun International Limited.

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

     The Oil Pollution Act of 1990 ("OPA 90") affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust fund. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted a regulation that requires tankers 5,000 dwt and over, contracted after July 6, 1993, to have double hull, mid-deck or equivalent design. Existing single hull tankers will be phased out unless they are retrofitted with double hull, mid-deck or equivalent design no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not accepted these IMO regulations, as the IMO regulations recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA 90. As a result, some vessels which are eligible to trade internationally will be unable to carry cargo to or from the United States, except to LOOP or if lightered, and some vessels which may trade in the U.S. will be unable to trade elsewhere. All of the Company's vessels can trade to the U.S. at least until 2010 under current rules.

     In the U.S., liability for an oil spill is governed not only by OPA 90, but also by the laws, rules and regulations established by every coastal and inland waterway state. Federal law does not preempt such state laws and provides that claims made by state governments and other affected parties are not subject to limitation of liability if the oil spill results from gross negligence, willful misconduct or violation of any federal operating or safety standard. One result of OPA 90 has been a greater prominence for independent owners with a reputation for high quality of technical management and well maintained physical assets. Another effect of the law has been to increase the relative costs for liability insurance for vessel owners trading to the U.S. While OMI maintains insurance at levels it believes prudent, claims from a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on OMI.

     Following the breakup of a tanker in Europe approximately one year ago, there has been significant publicity and political movement toward the creation of laws in Europe at least as stringent as OPA 90. IMO is expected to put new rules into effect in April 2001 which are likely to require phase out of non-double hull tankers in at least as expeditious a manner as is required by OPA 90. The Company believes that such legislation is likely to benefit owners such as the Company which have modern fleets, by eliminating older vessels as competitors. The effect should be accelerated scrapping of tankers and a lesser supply of vessels than would otherwise exist.

     OMI believes that compliance with applicable environmental and pollution laws and regulations has not had and is not expected to have a material adverse effect upon its competitive position; however the financial position, value and useful life of some of its vessels and results of operations may be affected as a result of OPA 90 and other environmental laws and regulations.

COMPETITION

     The Company competes with a large number of tanker owners' fleets. The international fleets include vessels owned by independent operators and major oil companies; in addition, many international fleets are government owned. Some of the Company's competitors have greater financial resources than the Company.

     Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Competition in virtually all bulk trades, including crude oil and petroleum products is intense.

EMPLOYEES AND LABOR RELATIONS

     On December 31, 2000, the Company and its subsidiaries had approximately 50 office employees.

     The Company primarily uses hiring agents to crew its vessels. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts.

     The Company considers its relationship with its employees, including its seagoing crews, to be satisfactory.

VALUE OF ASSETS AND CASH REQUIREMENTS

     Although the replacement costs of comparable new vessels may be above the book value of OMI's fleet, the market value of OMI's fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other shipowners, OMI continually considers asset redeployment which at times includes the sale of vessels at less than their book value. At December 31, 2000, management believed that the aggregate market value of the vessels exceeded the aggregate book value of the vessels.

     OMI's results of operations and cash flow may be significantly affected by future charter markets since currently the preponderance of its vessels are in the spot market.

ITEM 3. LEGAL PROCEEDINGS

     OMI and its subsidiaries are not parties to any material pending legal proceedings or related group of such proceedings, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.


                        EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information with respect to the Company's executive officers as of March 26, 2001.

                                                                                                         YEAR
                                                                                                       APPOINTED
NAME                                               AGE    POSITION                                     TO OFFICE
----                                               ---    --------                                    ----------
Craig H. Stevenson, Jr .......................     47     Chief Executive Officer                        1998
                                                            and President

Robert Bugbee ................................     40     Executive Vice President and Chief             1998
                                                            Operating Officer

Kathleen C. Haines ...........................     46     Senior Vice President, Chief                   1998
                                                            Financial Officer and Treasurer

Henry Blaustein ..............................     58     Senior Vice President, OMI Marine              1998
                                                            Services LLC

Fredric S. London ............................     53     Senior Vice President, General                 1998
                                                            Counsel and Secretary

Stavros Skopelitis ...........................     54     Vice President                                 1998


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

     Robert Bugbee was elected Chief Operating Officer in March 2000 and Executive Vice President of the Company in January 2001. He had been Senior Vice President of the Company from June 1998 and of Old OMI from August 1995. Mr. Bugbee joined Old OMI in February 1995. Prior thereto, he was Head of Business Development at Gotaas-Larsen Shipping Corporation for more than three years.

     Henry Blaustein was elected Senior Vice President of OMI Marine Services LLC in 1998. He had been Senior Vice President/Technical of Old OMI since July 1997. Prior thereto he was an independent consultant.

     Kathleen C. Haines was elected Senior Vice president in January 2001 and Chief Financial Officer in August 2001. She was elected Vice President and Controller of the Company in 1998. She had been Vice President of Old OMI since January 1994.

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


                                     PART II

ITEM 5.  MARKET FOR OMI CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK

     Old OMI listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM) and the Company acceded to that listing on June 18, 1998. As of March 13, 2001 the number of holders of OMI common stock was approximately 3,225. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:


      2000 QUARTER      1ST             2ND              3RD         4TH
      ------------     -----           -----            -----       ----
         High         $3 15/16       $5 7/16           $8 7/8      $8 3/16
         Low          $1 13/16       $2 7/8            $5 1/8      $4 1/4


      1999 QUARTER      1ST             2ND              3RD         4TH
      ------------     -----           -----            -----       ----
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

Item 6.  SELECTED FINANCIAL DATA

                        OMI CORPORATION AND SUBSIDIARIES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                           2000          1999            1998           1997           1996
                                                           ----          ----            ----           ----           ----
INCOME STATEMENT DATA:
Revenues .........................................     $ 187,044      $ 115,992      $ 149,228      $ 141,985      $ 111,292
                                                       ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Vessel and voyage ..............................        55,521         66,842         82,368         77,686         67,008
  Charter hire ...................................        16,184         15,234         25,529          8,906          4,592
  Depreciation and amortization ..................        18,018         23,835         24,314         22,675         18,142
  Provision for loss on lease obligation .........          --            6,229           --             --             --
  General and administrative .....................        11,269         10,486         10,773         12,540          6,851
  Loss (gain) on disposal/write down
    of assets--net ...............................        10,814         48,692         (6,485)          (885)        (4,078)
                                                       ---------      ---------      ---------      ---------      ---------
Total operating expenses .........................       111,806        171,318        136,499        120,922         92,515
                                                       ---------      ---------      ---------      ---------      ---------
Operating income (loss) ..........................        75,238        (55,326)        12,729         21,063         18,777
Loss on disposal/write down of investments .......        (2,971)        (7,771)          --             --             --
Interest expense .................................        27,260         17,945         11,118         11,756         16,912
Provision (benefit) for income taxes .............          --              475        (37,158)         5,407            876
Equity (loss) in operations of joint ventures ....         3,227           (510)         3,684            737          2,481
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principles .....................................        53,085        (81,781)        42,917          6,859          5,356
Extraordinary loss--net of tax benefit ...........          --           (1,253)          --             --           (1,663)
Cumulative effect of change in accounting
  principles--net of tax provision ...............          --            2,729           --           10,063           --
Net income (loss) ................................     $  53,085      $ (80,305)     $  42,917      $  16,922      $   3,693
                                                       =========      =========      =========      =========      =========

-----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principles ........................     $    0.94      $   (1.94)     $    1.01      $    0.16      $    0.16
  Net income (loss) ..............................     $    0.94      $   (1.90)     $    1.01      $    0.39      $    0.11
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principles ........................     $    0.93      $   (1.94)     $    1.00      $    0.16      $    0.16
  Net income (loss) ..............................     $    0.93      $   (1.90)     $    1.00      $    0.39      $    0.11
  Weighted average shares outstanding ............        56,657         42,250         42,671         42,914         33,440

-----------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
  Cash and cash equivalents ......................     $  35,328      $   7,381      $  22,698      $  30,608      $  16,056
  Assets to be disposed of .......................          --           90,996           --             --             --
  Vessels and other property--net ................       484,510        291,416        393,862        286,996        394,423
  Construction in progress (newbuildings) ........         2,905         25,340         34,733         56,032         10,754
  Total assets ...................................       591,504        472,415        530,127        440,708        439,463
  Long-term debt .................................       243,445        218,869        225,653         48,424        115,279
  Total stockholders' equity .....................       254,703        171,766        245,183        283,558        250,402

-----------------------------------------------------------------------------------------------------------------------------

OTHER DATA:
  TCE revenues(1) ................................     $ 161,125      $  90,479      $ 111,711      $ 108,805      $  82,799
  Net voyage revenues(2) .........................     $ 115,339      $  33,916      $  41,331      $  55,393      $  39,692

-----------------------------------------------------------------------------------------------------------------------------


(1) Time charter equivalent revenue (TCE), which is voyage revenue less voyage expenses.

(2) Voyage revenues less vessel and voyage expenses (including charter hire expense).

                 See notes to consolidated financial statements

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

     For the year ended December 31, 2000, net income was $53.1 million or $0.94 basic EPS ($0.93 diluted EPS) compared to the net loss of $80.3 million or $1.90 basic/diluted loss per share (including $0.03 per share for an extraordinary loss and $0.07 per share income from the cumulative effect of the change in accounting principle) for the year ended December 31, 1999.

     Net income for the year ended December 31, 2000 included $13.8 million in net losses from the disposals and write downs of vessels and investments offset partially by gains from the early termination of two time chartered vessels. Included in the year ended December 31, 1999 net loss of $80.3 million were losses aggregating $63.9 million, including: the provision for loss on lease obligations, losses from the write down and disposal of vessels, losses on the write down and disposal of three joint venture investments and the extraordinary loss relating to the write-off of deferred finance fees. Such losses were partially offset by income from the cumulative effect of a change in accounting principle of $2.7 million.


OMI'S FLEET

     OMI's objective is to operate a high quality, well-maintained, modern fleet of vessels that are concentrated in selected markets. OMI began a fleet renewal program in 1996 (the first newbuildings were delivered in 1998), which is still in progress with the most recent newbuilding deliveries in 2000 and 2001. In addition, OMI has acquired two Suezmax construction contracts from another owner in 2001. By purchasing such contracts OMI has opted to target for earlier delivery dates versus the current delivery dates from various yards ranging up to approximately three years. OMI has also recently contracted for three handymax newbuildings, and has available options to purchase two more handymax vessels (one of the options was granted March 2001).

     The Company's fleet currently consists of 24 vessels as follows:

                                                                                              NUMBER               DEADWEIGHT TON
                                                                                            OF VESSELS                 ("DWT")
                                                                                            ----------            ------------------
Crude Oil Fleet:
  1998-2001 built Suezmax vessels(1) ..........................................                 6                150,000-160,000 dwt
  1999 Suezmax vessel chartered-in ............................................                 1                157,000 dwt
  1980's built Panamax vessels ................................................                 3                66,000 dwt
  1986 built ULCC .............................................................                 1                322,000 dwt
                                                                                               --
       Total ..................................................................                11
                                                                                               ==

Product Carrier ("Clean") Fleet:
  2000 built handymax product carriers ........................................                 2                47,000 dwt
  1999 built handysize product carriers .......................................                 2                35,000 dwt
  1984-1991 built handysize product carriers(2) ...............................                 9                29,000 dwt
                                                                                               --
       Total ..................................................................                13
                                                                                               ==


----------

(1) Includes one Suezmax newbuilding, which was delivered January 2001.

(2) Includes three product carriers delivered in February and March 2001.


RECENT ACTIVITIES:

   Acquisitions

     OMI has recently acquired or agreed to acquire the following in 2001:

          During March 2001, OMI agreed to acquire one 35,000 dwt product carrier built in 2000 for $29.0 million. The Company agreed to issue 1,125,000 shares of common stock at $8.00 per share as partial payment for the vessel. The Company is obligated to pay additional cash representing the difference between $8.00 and the average closing prices for 120 trading days following registration of the shares if less than $8.00. If the price equals or exceeds $8.00 per share for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is limited to $2.3 million.

          In February and March 2001, OMI acquired two 1990 and one 1989 built product carriers from Osprey Maritime Limited for an aggregate contract price of $41.3 million. OMI issued 2,650,000 shares of common stock to Osprey during February and March 2001 at $7.00 per share as partial payment for the vessels and financed the balance of the purchase.

          In January 2001, OMI took delivery of a new Suezmax tanker from a shipbuilder, the contract for which was acquired from another owner during the fourth quarter of 2000 for an approximate cost of $60 million.

          In January 2001, OMI agreed to acquire two shipbuilding contracts for Suezmax vessels for an aggregate of $107.6 million; the vessels are to be delivered September and October 2002. The Company issued 4,049,000 shares of common stock at $7.00 per share for partial payment for these contracts during February 2001. The Company is obligated to pay additional cash representing the difference between $7.00 and the average closing prices for 120 days following registration of the shares if less than $7.00. If the closing price equals or exceeds $7.25 for 30 trading days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is $8.1 million.

          In November 2000, OMI contracted to purchase a 47,000 dwt product tanker at an approximate cost of $28.8 million to be delivered in February 2002. In the first quarter of 2001, OMI exercised two of its four options (one additional option was negotiated for in March 2001) to purchase two more 47,000 dwt product carriers at an approximate aggregate cost of $58.0 million to be delivered in March 2002 and the first half of 2003.

   Redelivery of Vessels

     The owner of OMI's two time chartered Suezmax tankers gave notice of early termination as permitted under the charters; one vessel was redelivered in January 2001 and the other vessel was redelivered during March 2001. As stated in the charter hire agreements, OMI is to receive $1.0 million for the early termination upon redelivery of each vessel. This fee will be included in Gain on disposal of assets in the first quarter of 2001. The early termination of these charters resulted in certain accounting adjustments reflected in the fourth quarter 2000 results and upon redelivery will also result in recognition of contractual early termination payments due to OMI in the first half of 2001. Gains recognized upon notice of early termination included in the fourth quarter 2000 results, were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

   Investments

     During 2000, OMI invested in two business-to-business internet companies; MarineProvider ASA, a Norwegian-based company, which will provide services such as electronic acquisition of bunker and other supplies for ships, and SeaLogistics Ltd., which offered on-line chartering and other services to shipowners and charterers. In the first quarter 2000, SeaLogistic's assets have been sold to LevelSeas Holdings Ltd. ("LevelSeas"), a competitor for shares in LevelSeas. OMI now owns 1.7% of LevelSeas.

   Market Alliances

     OMI has concentrated on two selected markets, Suezmax tankers and handysize product carriers. OMI's concentrations in specific vessel categories reflects management's belief in the benefits of consolidation. OMI has been at the forefront of this consolidation process with participations in partnerships and pooling arrangements in recent years.

     Tanker consolidation benefits customers and owners by providing better scheduling opportunities through substitution and providing opportunities to obtain contracts for large volume movements, which enhance the potential to increase vessel utilization. Large and concentrated fleets create economies of scale to spread the overhead and operating costs. The Company can achieve higher quality tanker operations by enhanced operating expertise and efficiency from concentration in certain vessel classes. OMI believes that large customers prefer to deal with a limited number of large shipping companies with fleets that they have pre-vetted for quality, rather than smaller shipping companies characteristic of the fragmented international tanker market.

     Since May 1998 Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company has handled the chartering of OMI's and Frontline Ltd.'s Suezmaxes. Alliance's current fleet stands at approximately 45 vessels.

     In March 1999 the Company agreed with Osprey Maritime Limited, a major international shipping company based in Singapore, to consolidate their product tanker operations, and in May 1999 International Product Carriers Limited ("IPC") was established in Bermuda to commercially operate the product carriers of its parents. OMI's vessels operating in this venture generated revenue aggregating 16 percent of OMI's 2000 consolidated revenue. Osprey, following a change in control in the first quarter of 2001, has sold all of its product tankers in the pool (including three to OMI) and the parties agreed to disband IPC. The vessels owned by OMI will be operated by the Company.

     The Panamax vessels earned high rates in 2000 operating in the Star Tankers Inc. pool. Revenues of $21.6 million earned from this pool in 2000 aggregated approximately 12 percent of OMI's consolidated revenue in 2000. The vessels are older, two are 20 years old and the third is 17 years old. While the Company would typically dispose of single hull vessels of this age, the market value of these vessels does not reflect the recent substantial cash flow from the vessels.


MARKET OVERVIEW

   Suezmax Tanker Overview

     The tanker market fundamentals improved substantially throughout 2000 and, in the fourth quarter, TCE freight rates reached levels not seen since the early 1970s. This was the result of increasing world oil demand at a time of very low inventory levels, and increased crude oil seaborne volumes as OPEC revised its oil production quota upward four times by an aggregate total of 3.7 million barrels per day ("b/d"). At the same time, the growth of the world tanker fleet was moderate as high tanker scrapping activity, especially in the first half of 2000, offset tanker newbuilding deliveries. In addition, charterers reduced their acceptance of old tankers in favor of modern tonnage, due to environmental concerns stemming from the Erika accident at the end of 1999.

     TCE rates for Suezmax tankers have softened early in 2001 but remain above the TCE level prevailing at the same time last year. This is due to a reduction of Iraqi oil exports as a result of an oil pricing dispute with the United Nations (U.N.). Though Iraq is expected to resume its oil production and exports to the levels prior to the dispute with the U.N. soon, in the short run, Suezmax TCE's could be lower than the recent peak as the other OPEC members have decided to reduce their oil production quotas by 1.5 million b/d beginning February 1, 2001, and an additional 1.0 million b/d beginning April 1, 2001, to support oil prices.

     The oil inventory is expected to show a significant draw in the first quarter because: OPEC cut oil production, Iraq reduced oil exports, and the substitution of oil for gas in the U.S. due to very high gas prices. Furthermore, the above events will reduce the usual commercial oil stock build in the second quarter. This would set the stage for stronger oil and tanker markets in the second half of 2001 as world economic activity improves and oil supply/demand fundamentals become materially tighter.

     The world tanker fleet totaled approximately 281 million dwt at the end of 2000, up by 5.8 million dwt or 2.1% from the year end 1999 level, while tanker tonne-mile demand in 2000 increased by 4.4% compared to the 1999 level. The tanker orderbook for delivery over the next few years totaled approximately 56.5 million dwt, or 20.1% of the existing tanker fleet at the end of 2000. Approximately 17.1 million dwt of the orderbook is scheduled for delivery in 2001, 24.1 million dwt in 2002, 14.7 million dwt in 2003 and the balance in 2004. The tanker orderbook includes 71 Suezmaxes of approximately 11.3 million dwt, or 32.7% of the existing internationally trading Suezmax tanker fleet, and 94 VLCCs of 29 million dwt, or 23.1% of the existing VLCC fleet.

     However, approximately 80.7 million dwt or 28.7% of the total tanker fleet was 20 or more years old at the end of 2000, and about 28.1 million dwt or 10.0% of the existing fleet was 25 or more years old. In addition, 59 Suezmax tankers of about 8.3 million dwt or 24.1% of the existing Suezmax tanker fleet was 20 or more years old. These old vessels are facing increasingly stricter environmental regulations.

     Tanker deletions were relatively high in 2000, despite the substantial improvement of tanker TCE's that reached very profitable levels. Tanker deletions totaled about 15.2 million dwt in 2000, including a VLCC which was converted to an offshore floating production and storage facility. The total tanker deletions in 2000 include 18 Suezmaxes and 30 VLCCs. Tanker deletions are expected to continue at high levels in the foreseeable future given the relatively high orderbook, the tanker fleet age demographics, stricter enforcement of existing tanker regulations by classification societies, stricter inspections by charterers and the new proposed tanker regulations by the International Maritime Organization (IMO) for approval in April 2001. These proposed regulations, similar to the OPA regulations in the United States, would tighten controls of tankers, put pressure for more rigorous policing of regulations, and in general, make employment of old tankers more difficult and accelerate the phase out of single hull tankers. Furthermore, it is expected that more tankers will be sold for conversion to offshore units due to increasing offshore oil exploration and production activities.

     World oil demand increased by about 0.8 million b/d in 2000 and is expected to grow faster in 2001, notwithstanding the current economic slowdown in the U.S.A. The expected increase in oil demand would reflect lower average oil prices in 2001, high North American natural gas prices that have induced power producers to switch to less expensive fuels as well as expected improvement of world economic activity in the second half of the year. Commercial stocks of crude oil, gasoline and middle distillates in the major oil consuming areas--North America, Western Europe and Japan--at the end of 2000 were at about the low level prevailing a year earlier. The loss in Iraqi oil recently and OPEC's quota reduction should keep stocks relatively low in the foreseeable future. The expected gains in world oil demand, the presence of relatively low oil stock levels, a relatively modest tanker supply growth, given the fleet age demographics and lower newbuilding deliveries this year, and the preference of governments and charterers for safe, high quality modern tonnage, would maintain the strong tanker freight environment this year.

   Product Tanker Overview

     The product carrier market operates in a more stable rate environment than the crude oil market and has traditionally provided ship owners with a predictable stream of revenues. The product carrier market is a segment of the overall tanker market, which transports petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Crude oil tankers carry oil from production areas to refineries, while product carriers move refined products from refineries to distribution points.

     The product tanker market continued to improve with each quarter in 2000 and TCE's for handysize product tankers in the Caribbean reached levels not seen since the very strong product tanker market during the Iraqi/Kuwaiti conflict ten years ago. This was the result of continued strong oil demand growth in the Atlantic region at a time that oil product inventories were very low, the charterers reduced preference for old vessels in favor of quality product tanker tonnage after the Erika incident, and the moderate product tanker fleet increase in 2000.

     Freight rates for product tankers have continued to be strong to date in 2001. The strong product tanker market is expected to continue this year due to expected increase of world oil demand, the tight oil product markets in the Atlantic region, and the relatively modest product tanker fleet growth given the orderbook for delivery this year and the continued deletion of old product tanker tonnage due to the Erika incident.

     The world product tanker fleet totaled 46.9 million dwt at the end of 2000, up by 1.3 million dwt or 2.9% from the year earlier level, while tonne-mile demand for product tankers in 2000 increased by 3.5% compared to the 1999 level. The product tanker orderbook for delivery over the next few years totaled 5.9 million dwt, or 12.6% of the existing product tanker fleet at the end of 2000. Approximately 2.1 million dwt are scheduled for delivery in 2001, 2.8 million dwt in 2002 and the balance in 2003. At the same time, about 9.2 million dwt or 19.7% of the existing fleet was 20 or more years old and 3.2 million dwt or 6.8% of the existing fleet was 25 or more years old. Given the moderate product tanker orderbook and the age profile of the existing product tanker fleet, the planned new strict tanker regulations by IMO will have substantial impact on the product tanker sector.

     The Company believes that product carrier demand will continue to increase in the foreseeable future because world oil demand is expected to increase at a higher rate compared to the second half of the 1990's. Additionally, the major oil consuming areas--North America, Western Europe and Asia--have a shortage of refinery capacity, while Latin America, Africa and the Middle East have a surplus. Furthermore, refinery capacity is expanding in the Middle East and Latin America while the shortage of refinery capacity in the major oil consuming areas is expected to persist. Finally, there have been some fundamental changes in the pattern of product trades toward longer-haul movements.

RESULTS OF OPERATIONS

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The following discussion explains the Company's operating results in terms of net voyage revenues and TCE revenues. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). Consistent with industry practice, the Company uses TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

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

     Currently, all of OMI's fleet, except its ULCC, one Suezmax and four product carriers, operate in the spot market. In the discussion that follows total operating days are net of offhire days. Offhire days are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel.

     Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, amortization of drydock costs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, by charterer and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage.


VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2000 VERSUS DECEMBER 31, 1999

     Net voyage revenues of $115.3 million for the year ended December 31, 2000 increased by a net $81.4 million from $33.9 million for the year ended December 31, 1999. Net voyage revenues for the years ended December 31, 2000, 1999 and 1998 are as follows by market segments in which OMI primarily operates.



                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                         (IN MILLIONS)
VOYAGE REVENUES:
  Crude Oil Fleet .......................       $145.0      $ 78.1     $ 98.5
  Product Carrier Fleet .................         42.0        37.5       50.6
  All Other .............................         --           0.3        0.1
                                                ------      ------     ------
      Total .............................       $187.0      $115.9     $149.2
                                                ======      ======     ======


VESSEL AND VOYAGE EXPENSES:(1)
  Crude Oil Fleet(2) ....................       $ 57.4      $ 59.1     $ 72.8
  Product Carrier Fleet .................         14.1        22.6       34.6
  All Other .............................          0.2         0.3        0.5
                                                ------      ------     ------
      Total .............................       $ 71.7      $ 82.0     $107.9
                                                ======      ======     ======


NET VOYAGE REVENUES:
  Crude Oil Fleet .......................       $ 87.6      $ 19.0     $ 25.7
  Product Carrier Fleet .................         27.9        14.9       16.0
  All Other .............................         (0.2)        --        (0.4)
                                                ------      ------     ------
      Total .............................       $115.3      $ 33.9     $ 41.3
                                                ======      ======     ======


----------

(1) Includes charter hire expenses.

(2) Excludes provision for loss on lease obligation of $6.2 million.

     Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.


CRUDE OIL TANKER FLEET

     During 2000, OMI owned or operated 12 crude carriers, including the two chartered-in vessels redelivered in 2001, compared to 10 crude carriers at the end of 1999. During 2000, OMI (1) sold its aframax vessel in March 2000,

(2) took delivery of a Suezmax newbuilding, which began its first voyage early April, (3) took delivery of another new Suezmax vessel in May 2000, which began its first voyage early June and (4) acquired one ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner. During 1999, OMI disposed of its four older crude carriers in the second half of the year and completed a sale/leaseback in June 1999 for a new Suezmax vessel delivered January 1999.

     Net Voyage revenues earned by the crude oil fleet for the year ended December 31, 2000 were $87.6 million, an increase of $68.6 million over the year ended December 31, 1999.

     The following table sets forth comparative operating results for the crude oil fleet for the year ended December 31, 2000 versus the year ended December 31, 1999:



                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  2000                1999
                                                  ----                ----
                                                        (IN MILLIONS)
   CRUDE FLEET:
     SUEZMAXES:
       TCE revenue ...........................    $89.2               $34.7
                                                  -----               -----
       Vessel expenses .......................      8.3                 7.1
       Charter hire expenses .................     16.2                15.2
                                                  -----               -----
       Net voyage revenues ...................    $64.7               $12.4
                                                  =====               =====

     ULCC:
       TCE revenue ...........................    $ 7.1                  --
                                                  -----
       Vessel expenses .......................      1.1                  --
       Charter hire expenses .................       --                  --
                                                  -----
       Net voyage revenues ...................    $ 6.0                  --
                                                  =====

     PANAMAXES:
       TCE revenue ...........................    $21.6               $12.1
                                                  -----               -----
       Vessel expenses .......................      5.6                 6.3
       Charter hire expenses .................       --                  --
                                                  -----               -----
       Net voyage revenues ...................    $16.0               $ 5.8
                                                  =====               =====

     OLD SUEZMAXES/AFRAMAX:
      (SOLD IN 1999 & 2000)
       TCE revenue ...........................    $ 1.0               $10.1
                                                  -----               -----
       Vessel expenses .......................      0.1                 9.3
       Charter hire ..........................       --                  --
                                                  -----               -----
       Net voyage revenues ...................    $ 0.9               $ 0.8
                                                  =====               =====

        TOTAL CRUDE FLEET NET VOYAGE REVENUE..    $87.6               $19.0
                                                  =====               =====


Fluctuations in each of the crude oil fleet vessel types were as follows:

     Suezmaxes--The largest increase in the crude oil fleet's net voyage revenue of $52.3 million was earned by this group. Included in this group are the three chartered-in vessels built in 1989, 1990 and 1999. Increases aggregating $21.7 million in net voyage revenue during the year ended December 31, 2000 were attributed to the two newbuildings delivered in the first half of 2000. Increases in the remaining three wholly owned and three chartered-in vessels aggregated $30.6 million in 2000 over 1999 were primarily a result of increased TCE's for vessels operating in the spot market. The improvement in TCE rates above the increase in bunker costs in 2000 resulted from better market conditions as described in the Market Overview.

     ULCC--Increase in net voyage revenues of $6.0 million in 2000 was the result of OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000.

     Panamaxes--Increases of $10.2 million in the Panamaxes net voyage revenues for the year 2000 over 1999 was the result of better performance in the Star Tankers pool. Increased rates for Panamax vessels operating in the pool during 2000 resulted from steady demand as a result of tanker market fundamentals discussed in the Market Overview.

     Old Suezmaxes/Aframax--Earnings for the Old Suezmaxes/Aframax group for the year ended December 31, 2000 reflect earnings for the first quarter 2000 of $0.9 million, which primarily relates to the aframax vessel sold March 2000. Net voyage revenues of $0.8 million for the year ended December 31, 1999 included earnings from four older Suezmax vessels sold in the second half of 1999 and the aframax vessel. During 1999, the older Suezmax vessels incurred operating losses or small profits.

PRODUCT CARRIER FLEET

     At December 31, 2000, OMI owned 10 product carriers, six handysize vessels which operated in the IPC pool and four product carriers on time charter. During 2000, (1) two handymax newbuildings were delivered in September and November and began two-year time charters with an oil company and (2) four product carriers were sold, three in May and one in August 2000. During 1999, OMI operated 10 product carriers in the IPC pool and owned two handysize product carrier newbuildings, which were delivered in July and September and time chartered for two-years to an oil company.

     The following table sets forth comparative operating results for the product carrier fleet for the years ended December 31, 2000 and December 31, 1999.


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                          2000              1999
                                                                                          ----              ----
                                                                                               (IN MILLIONS)
   PRODUCT CARRIER FLEET:
     PRODUCTS (IPC POOL BEGINNING SECOND QUARTER 1999):
       TCE revenue ........................................................              $30.5            $30.0
                                                                                         -----            -----
       Vessel expenses ....................................................               10.9             17.5
       Charter hire expenses ..............................................                 --               --
                                                                                         -----            -----
       Net voyage revenues ................................................              $19.6            $12.5
                                                                                         =====            =====

     PRODUCTS-ON TIME CHARTER:
       TCE revenue ........................................................              $11.6            $ 3.3
                                                                                         -----            -----
       Vessel expenses ....................................................                3.3              0.9
       Charter hire expenses ..............................................                 --               --
                                                                                         -----            -----
       Net voyage revenues ................................................              $ 8.3            $ 2.4
                                                                                         =====            =====



         TOTAL PRODUCT CARRIER NET VOYAGE REVENUE .........................              $27.9            $14.9
                                                                                         =====            =====

     Net Voyage revenues earned by the product carrier fleet for the year ended December 31, 2000 was $27.9 million, which is an increase of $13.0 million over the year ended December 31, 1999. Fluctuations in each of the product carrier groups were as follows:

     Product Carriers (IPC Pool)--During year ended December 31, 2000, six (10 before the sale of the three product carriers in May 2000 and one in August
2000) of the Company's handysize product tankers have been operating on time charters to a joint venture, IPC, in a marketing alliance. Time charter rates from this venture reflect spot market rates since they are adjusted periodically with pool profits. The vessels have been operating in this marketing pool since its inception in May 1999. Prior to May 1999, seven vessels were operating in the spot market. Three vessels coming off a previous time charter began operating with the IPC pool in the third quarter of 1999.

     Increases in net voyage revenues of $7.1 million for the year ended December 31, 2000, reflect the increase in profits earned primarily since the upswing in rates beginning in the second quarter 2000 compared to earnings from prior year spot charters for these vessels. The increase in rates for the vessels operating in both 1999 and 2000 periods were offset by lower earnings from four vessels disposed of in 2000 (the four vessels sold in 2000 operated a total of 862 more days in 1999). Improvement in the 2000 rates is consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors discussed in the Market Overview.

     Product Carriers (on time charter)--Increases in net voyage revenue of $5.9 million for the year ended December 31, 2000, relate to earnings from two 1999 built product carriers, which were delivered in the third quarter of 1999 and earnings from two handymax product carriers delivered September and November 2000. Earnings for this group increased primarily from 589 more operating days in 2000 and additional income for profit sharing based upon certain conditions included in the two time charter agreements, which began in 1999. All four vessels have been operating on time charters since their deliveries.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G & A") expenses, provision for loss on lease obligation and loss (gain) on disposal/write down of assets-net. For the year ended December 31, 2000, these expenses decreased $49.1 million to $40.1 million, from $89.2 million for the year ended December 31, 1999. The decrease of $37.9 million in the loss (gain) on disposal/write down of assets-net and the decrease in the provision for loss on lease obligation of $6.2 million from 1999 to 2000 are the largest decreases in other operating expenses.

     Depreciation and amortization--Depreciation expense decreased $5.8 million for the year ended December 31, 2000 over 1999. The year ended December 31, 1999 included depreciation expense for the nine vessels held for sale at December 31, 1999. The decreases in depreciation expense were offset in part by depreciation expense accounted for on the two new Suezmaxes, which began operating in the second quarter of 2000, the ULCC vessel acquired June 2000 and two handymax vessels in the fourth quarter of 2000.

     General and administrative--G & A increased $0.8 million for the year ended December 31, 2000 over the comparable year 1999. The increase was partially a result of non-cash compensation expense relating to option expense in 2000.

     Provision for loss on lease obligation--The provision for loss on lease obligation of $6.2 million was recorded at June 30, 1999 and relates to one of OMI's chartered-in vessels. The liability for the impairment was being amortized and recorded to charter hire expense over the remaining term of the lease until notice of early termination of the lease was given in October 2000.

     Loss (gain) on disposal/write down of assets--net--The net loss decreased $37.9 million for the year ended December 31, 2000 from a loss of $48.7 million for the year ended December 31, 1999.

     The loss on disposal/write down of assets of $14.0 million relates to the disposals of four vessels and write downs of two vessels in 2000. Adjustments for three vessels previously classified as Assets to be disposed of at December 31, 1999 resulted in additional losses on the sale dates aggregating $6.2 million. Two similar vessels' net realizable values, which also were classified as Assets to be disposed of at December 31,1999 were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

     Losses in 2000 were offset in part by the gain recorded of $3.2 million from the early termination of two time charters, one part of the gain was from the accelerated amortization of the provision for loss on a lease obligation, discussed above. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain on sale of the vessel by the Company to its current owner.

     Loss on disposal of assets--net, for the year ended December 31, 1999, included losses for fourteen vessels; nine vessels to be disposed of at December 31, 1999, four vessels which were disposed of in 1999 and one Suezmax vessel, which was sold on June 30, 1999 in a sale/leaseback transaction. The loss on the vessels disposed of was $17.4 million and losses as a result of write downs of vessels to their net realizable values, which were to be disposed of was $31.3 million at December 31, 1999. The write down of vessels included the reversal of the cumulative translation adjustment for $7.4 million. The adjustment relates to two vessels whose functional currency until July 1990 was not U.S. dollars.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of loss on disposal/write down of investments, interest expense, interest income and other-net. Net other expense decreased by $0.1 million from $25.5 million during the year ended December 31, 1999 to $25.4 million for the year ended December 31, 2000.

     Loss on disposal/write down of investments was approximately $3.0 million for the year ended December 31, 2000 compared to a loss on investments of $7.8 million for the year ended December 31, 1999. The 2000 loss on disposal of investments resulted from the sale of a joint venture and the write down of a long-term investment. Loss on disposal/write down of investments during 1999, represents the loss on OMI's disposal of two joint ventures and write down of one venture sold in 2000.

     Interest expense increased $9.3 million for the year ended December 31, 2000 in comparison to the year ended December 31, 1999. The increases were primarily due to interest expense on additional borrowings to finance newbuildings delivered in 2000, the reduction in capitalized interest corresponding with the delivery of the new ships in addition to an average higher LIBOR rate for the year and higher interest margins.

     On October 12, 2000, OMI amended its credit facility and increased it to $310 million, (which included the financing for the two new handymax vessels delivered September and November 2000). The amended facility reduced interest rate margins in the fourth quarter 2000. See Financing Activities for additional information relating to the amended credit facility.

     Other--net of approximately $2.0 million is an aggregate of the settlement of claims on various vessels during the year ended December 31, 2000. A loss of $1.2 million was recorded in Other-net for the year ended December 31, 1999 resulting from the early payment in February 2000 of the MTC note receivable due November 2003 in exchange for a discount.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures increased by $3.7 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. During 2000, OMI participated in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000. Improvement in rates for the ULCC vessel operating in the spot market during the first half of 2000 increased equity during the year ended December 31, 2000 over the comparable year 1999. Additionally, OMI recorded profit sharing during the year ended December 31, 2000 from a joint venture.

     During 2000, OMI sold its 49.9 percent investment in Geraldton Navigation Company Inc. ("Geraldton") to its partner. An adjustment for an additional loss of $0.5 million was recorded in the first quarter relating to the disposal of this venture for which the Company received $2.4 million. Additionally, a dividend was paid to OMI of $1.2 million in February 2000.

EXTRAORDINARY LOSS (1999)

     An extraordinary loss of $1.3 million was recorded for the year ended December 31, 1999. This loss related to the write-off of the balance of unamortized finance fees on debt, which was refinanced in February 2000.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (1999)

     During the second quarter of 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change was effective for the period beginning January 1, 1999 and income of $2.7 million was recorded in 1999 as a cumulative effect of change in accounting principle for the year ended December 31, 1999.

BALANCE SHEET

     Traffic receivables at December 31, 2000 of $22.4 million were $13.2 million higher than at December 31, 1999. Increases in receivables were primarily attributed to receivables from three crude oil carriers delivered to OMI in 2000. In addition, receivables were higher for the remaining vessels in comparison to 1999, due to higher average TCE's for the year ended December 31, 2000 (see Results of Operations).

     Assets to be disposed of, aggregating $91.0 million at December 31, 1999 related to nine vessels. Decreases from the December 31, 1999 balance resulted from the sale of four vessels, (which also increased cash proceeds by $35.5 million), the sale of a joint venture for $2.7 million, an additional write down aggregating $3.0 million on the two remaining vessels' net realizable values, and an adjustment to reclass three vessels at September 30, 2000 and two vessels at December 31, 2000 to the Vessels category.

     In connection with the amended loan agreement dated October 12, 2000 (see Financing Activities), OMI is no longer required to sell certain vessels. The five vessels reclassed at their net realizable values from Assets to be disposed of aggregated $44.2 million and are being depreciated over their remaining lives. The related current portion of debt has also been adjusted for the amended loan agreement. The amended debt agreement also increased long-term debt by $40.0 million for the two handymax vessels delivered in 2000. Capitalized costs relating to the two handymax vessels aggregated $60.9 million at December 31, 2000.

     During 2000 OMI agreed to purchase a Suezmax vessel under construction by another owner and paid a $6.0 million deposit for the construction contract. This deposit was included in Other assets and deferred charges on the December 31, 2000 Consolidated Balance Sheet. The Company took delivery of the vessel in January 2001.

     On June 30, 2000, OMI purchased its partner's 51 percent interest in Amazon Transport, Inc. The purchase price was based on the ULCC's value set at $30.0 million plus the allocation of cash for the remaining net assets. OMI issued 1,500,000 shares at $5.125 aggregating $7.7 million and paid $7.4 million to its partner for the purchase. OMI's investment in joint ventures decreased $14.9 million and Vessels increased by $20.6 million at June 30, 2000.

     On May 17, 2000, OMI took delivery of a new Suezmax vessel. Capitalized costs included in Vessels as of December 31, 2000 were $51.6 million, which included costs of $11.0 million that were included in Construction in progress at year-end 1999.

     On March 28, 2000, OMI sold in a private placement to four unrelated investors, 9,583,000 shares of common stock for $2.00 per share ($1.92 net of commissions). A portion of the funds received, were used to pay for the newbuildings delivered in March and May 2000.

     On February 11, 2000, OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15.8 million (at $2.50 per share) excluding expenses of $0.6 million. These shares were issued in exchange for a Suezmax construction contract. The Suezmax tanker was delivered to OMI in March 2000. The aggregate capitalized costs as of December 31, 2000 were $47.4 million, which include costs of $14.4 million that were included in Construction in progress at year-end 1999. Upon delivery, $27.0 million was financed (see Financing Activities).

     During February 2000, MTC paid OMI $5.1 million for a note, which was due in November 2003 in exchange for a $1.2 million discount, which was recorded in Other-net expense in 1999. At December 31, 1999, the note receivable of $5.1 million was included with Other receivables in current assets.

     On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. By converting the performance units to stock options in 2000 for units in the plan for years 1998-2000, the Company reduced the amount of cash to be used for such operating activities. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share, which was payable in the first quarter of 2001. As of June 20, 2000, capital surplus was credited for the differences between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1.4 million.

     Performance units relating to years 2001 and 2002 aggregating 400,000 units were converted to stock options at a grant price of $4.938, which was the market price of OMI common stock at the grant date. As of December 31, 2000, capital surplus was credited $1.0 million for adjustments to record 2000 compensation expense and deferred compensation relating to the above option plan at OMI's stock price at December 31, 2000.


FOR THE YEAR ENDED DECEMBER 31, 1999 VERSUS DECEMBER 31, 1998

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES.

     Net voyage revenues of $33.9 million for the year ended December 31, 1999 decreased by a net of $7.4 million from $41.3 million for the year ended December 31, 1998.

CRUDE OIL TANKER FLEET

     At December 31, 1999, the crude fleet consisted of three wholly owned Suezmaxes, three Panamaxes, one aframax vessel and three chartered-in Suezmaxes; one vessel was on time charter and the remaining vessels were operating in the spot market. During 1999, four Suezmaxes, which were built in 1974 and 1975, were sold, and in the fourth quarter of 1999 an aframax (built in 1980) was contracted for sale and delivered in 2000. Additionally, one of OMI's three wholly owned Panamax vessels carried crude oil prior to 1998 and the other two Panamax vessels began carrying crude oil in May 1998 and July 1998. At December 31, 1998, OMI owned seven Suezmaxes, one aframax and chartered-in two Suezmax vessels. During 1998 and January 1999, four new Suezmax vessels were delivered (the first one June 1998), a vessel was sold in August 1998 and two chartered-in vessels were redelivered to their owners in July and December 1998.

     The COLUMBIA, a newly built Suezmax tanker, was delivered in January 1999. The vessel operated in the spot market during the six months ended June 30, 1999 and at that date was sold in a sale/leaseback transaction. The COLUMBIA was bareboat chartered back to OMI and continued to operate in the spot market.

     Net voyage revenues for the crude oil fleet of $19.0 million for the year ended December 31, 1999 decreased a net of $6.7 million from net voyage revenues of $25.7 million for the year ended December 31, 1998. Decreases in net voyage revenue in the crude fleet of approximately $14.8 million were primarily attributed to less earnings from the four vessels sold in 1999, in addition to less earnings from a vessel sold in August 1998, lower earnings in 1999 for the aframax vessel operating in the spot market and two Panamax vessels with higher operating expenses in 1999, and less earnings from chartered-in vessels, particularly one, which was drydocked in 1999 and earned a lower TCE compared to 1998.

     Decreases in the crude oil fleet's net voyage revenue were offset in part by increases aggregating $8.1 million from primarily three items. First, the earnings of four new Suezmax vessels delivered in 1998 and 1999. Second, the increase in time charter revenue from a Panamax vessel operating in a marketing pool in 1999 and 1998. The final item was the redelivery in December 1998 of a chartered-in vessel, which incurred losses in 1998.

PRODUCT CARRIER FLEET

     The product carrier fleet consisted of twelve handysize vessels at December 31, 1999 and ten handysize vessels in 1998. In November 1997, May 1998 and July 1998 OMI placed its three Panamax vessels which previously carried clean products, into a marketing pool. Decreases in the product carrier fleet in the first half of 1999 pertain in part to two of the Panamaxes which were carrying clean products in the first half 1998 and that carried crude oil (included in the crude oil fleet's operating results) in 1999.

     During the year ended December 31, 1999, the Company's seven handysize product tankers were employed in the spot market and three on time charter. On May 1, 1999, these vessels have were time chartered (at the conclusion of their previous charters) to the joint venture, IPC.

     Net voyage revenues of $14.9 million for the year ended December 31, 1999 decreased $1.1 million from net voyage revenues of $16.0 million for the year ended December 31, 1998. Decreases in net voyage revenues in 1999 resulted primarily from lower TCE`s for three vessels previously time chartered from 1998 until August 1999 when they began operating in the IPC pool. This decrease in net voyage revenue was partially offset by increased earnings from the two new product carriers delivered July and September 1999 which began operating on profitable time charters from their delivery dates.

OTHER OPERATING EXPENSES

     The Company's operating expenses for the year ended December 31, 1999, increased $60.6 million to $89.2 million, from $28.6 million for the year ended December 31, 1998.

     During 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that one of its current lease obligations for vessels exceeded its undiscounted forecasted future net cash flows. The loss was measured by the difference over the remaining lease between the vessel's forecasted cash flows and the future lease payments. It was determined that an impairment loss should be recognized, and a provision of $6.2 million was recorded in June 1999. The liability for the impairment was being amortized to charter hire expense over the remaining term of the lease until notice of early termination of the lease was given in October 2000.

     (Loss) gain on disposal/write down of assets-net was a loss of $48.7 million for the year ended December 31, 1999 compared to a gain on sale of a vessel in August 1998 of $6.5 million during the year ended December 31, 1998. Losses due to the sale of five vessels in 1999 aggregated $17.4 million, which included four older Suezmax vessels (built in 1974 and 1975) that were sold for scrap and the COLUMBIA, which was sold in a sale/leaseback transaction on June 30, 1999 at a loss of $2.0 million. Vessels recorded to Assets to be disposed of at December 31, 1999, resulted in a loss of $31.4 million. The write down included the realization of the cumulative translation adjustment of $7.4 million.

     Increases in operating expenses for the year ended 1999 were partially offset by net decreases of $0.5 million in depreciation expense from the sale of four vessels in 1999 (which were fully depreciated by the year ended December 31, 1998) and the sale of a Suezmax tanker in August 1998. Increases offsetting decreases in depreciation expense related to depreciation for three Suezmax tankers delivered in 1998 and two product carriers delivered in 1999. G & A expense decreased by $0.3 million during the year ended December 31, 1999 compared to the year ended December 31, 1998.

OTHER INCOME (EXPENSE)

     Net other expense increased by $14.8 million from $10.7 million during the year ended December 31, 1998 to $25.5 million for the year ended December 31, 1999.

     Loss on disposal/write down of investments, related to the disposal and write down of three joint venture investments aggregating a loss of $7.8 million for the year ended December 31, 1999. OMI disposed of its White Sea joint venture effective September 29, 1999 at a loss of approximately $0.9 million and wrote down another joint venture investment, which was terminated in 1999 by $0.3 million also in September 1999. OMI's investment in Geraldton was written down to its net realizable value of $2.7 million and is included in Assets to be disposed of on the Consolidated Balance Sheet. A loss on disposal of OMI's investment in Geraldton of $6.6 million was recorded at December 31, 1999.

     Interest expense increased $6.8 million for the year ended December 31, 1999 in comparison to the year ended December 31, 1998. The additional interest expense was primarily due to additional borrowings to finance six newbuildings (one of which was delivered and $37.5 million financed during January 1999 and subsequently sold and repaid June 30, 1999 in a sale/leaseback transaction) and correspondingly a decrease in the capitalization of interest on construction in progress.

EQUITY IN OPERATIONS OF JOINT VENTURES.

     Equity in operations of joint ventures decreased by $4.2 million for the year ended December 31, 1999 compared to year ended December 31, 1998. The decrease in 1999 was primarily attributed to lower earnings from two joint ventures, one which operated one ULCC vessel that was in drydock during the first half of 1999 and earned lower revenues due to declines in TCE rates in 1999 and the other joint venture owning one Suezmax vessel also experienced a decline in spot rates and was sold September 29, 1999.

     During 1999, the Company received an aggregate of $2.5 million in dividends from joint ventures, $2.0 million from Amazon Transport, Inc. and $0.5 million from White Sea. During 1999, OMI paid $0.6 million in capital contributions to one of its joint ventures.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     During the second quarter 1999, OMI changed its method of accounting for freight on voyage charters. The accounting change was effective for the period beginning January 1, 1999 and income of $2.7 million was recorded for the year ended December 31, 1999 as a cumulative effect of change in accounting principle. The change in the Company's method of revenue recognition for voyages from the load-to-load basis to discharge-to-discharge basis is a more reliable method in recognizing voyage revenue as it eliminates the uncertainty associated with estimating location of the next load port under the load-to-load basis. Voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

     Cash and cash equivalents of $35.3 million at December 31, 2000 increased $27.9 million from cash and cash equivalents of $7.4 million at December 31, 1999. The Company's working capital of $8.9 million at December 31,

2000 decreased $35.1 million from working capital of $44.0 million at December 31, 1999. Current assets decreased $54.6 million and current liabilities decreased $19.5 million. Current assets decreased by $91.0 million for Assets to be disposed of at December 31, 1999, which were offset by increases of $27.9 million in cash and cash equivalents and an increase of $13.2 million in traffic receivables. Cash increased primarily from proceeds from disposal of vessels, financing activities such as new equity through the issuance of common stock and cash provided by operating activities. The decrease in current liabilities was primarily related to the current portion of long-term debt. Decreases in current debt were related to payments in 2000 for vessels sold or adjusted to long-term debt for vessels no longer classified as Assets to be disposed of. Net cash provided by operating activities increased $55.0 million to $63.0 million for the year ended December 31, 2000 compared to net cash provided by operating activities of $8.0 million for the year ended December 31, 1999 (see Results of Operations).

     Cash used by investing activities was $95.9 million for the year ended December 31, 2000, compared to cash used by investing activities of $43.7 million for the year ended December 31, 1999. Cash was used by investing activities during the year 2000 primarily for additions to vessels of $142.3 million from $91.0 million used for additions to vessels for the year ended December 31, 1999. The cash used in 2000 for capital expenditures were primarily for the purchase of the following: $72.2 million was used for the delivery of two new Suezmax vessels, $60.9 million for the purchase of the two product carriers, $6.0 million for the deposit on the Suezmax vessel delivered January 2001 and $2.9 million in construction in progress payments. The 1999 additions to vessels primarily were due to payments relating to the delivery of the COLUMBIA of $38.3 million, the delivery of two product carriers for $45.2 million and construction in progress for a Suezmax tanker of $5.9 million. Proceeds of $46.9 million included in investing activities were from the sale of the aframax vessel in the first quarter 2000 and the sale of four product carriers, three in May and one in August 2000. Proceeds of $65.3 million included in disposal of assets during the year ended 1999 were from the sale of a vessel purchased in January 1999 in a sale/leaseback transaction and the sale of three older crude carriers. Additionally in 2000, proceeds of $5.1 million were received from the repayment of a note receivable and proceeds of $2.7 million were received for the sale of a joint venture. In 2000, OMI paid $2.5 million into an escrow account in conjunction with the COLUMBIA lease agreements and paid $7.5 million to the escrow account in 1999 (see Other Commitments). Payments of $4.8 million relate to the net cash paid to purchase OMI's partners' 51 percent interest in a previously owned joint venture and payments of $3.0 million were made for two new investments in 2000 and $0.8 million in proceeds were received from another investment.

ADJUSTED EBITDA

     Adjusted EBITDA represents operating income (loss) from operations before depreciation and amortization expense, loss on disposal/write down of assets-net and lease provision. Cash flows for the year ended December 31, 2000 were stronger than the comparable 1999 year, and adjusted EBITDA of $104.1 million for the 2000 year was $80.7 million above 1999 year of $23.4 million. The increase in adjusted EBITDA was primarily due to higher earnings, net of operating expenses in 2000 due to the disposal of five older crude carriers and the delivery of four new vessels. The new vessels are more marketable than the older vessels disposed of and earn a higher TCE rate and are more cost efficient.

OUTLOOK

     The Company anticipates another favorable year for earnings, as well as opportunities to acquire vessels that are compatible to its strategy of fleet renewal. Although the first quarter 2001 TCE rates for vessels in the spot market have been lower than anticipated, they are well above levels at this time in 2000. The Company expects that the second half of 2001 will generate higher rates as supply/demand for oil is expected to increase as discussed in the Market Overview. Additionally, the Company continues to seek opportunities as they arise to time charter vessels at attractive rates to maintain a secure stream of cash flows.

     The Company does not foresee any unusual increase in costs for its current fleet in 2001, other than routine maintenance and repairs for maintaining high operating standards. OMI's costs for its vessels in 2000 were much lower than in the past due to higher costs in previous years to maintain older vessels. Some of OMI's newer vessels that were delivered in 1998 and 1999 are approaching their first drydocks and/or special surveys and will incur costs associated with periodic routine maintenance. The majority of drydocks are expected during the second and third quarters of 2001. The table below summarizes (dollars in thousands) the estimated 2001 capital expenditures and offhire related to drydocks and/or special surveys by vessel type:


                                                 ESTIMATED                   NUMBER OF     ESTIMATED
                                                   NUMBER        CAPITAL      OFFHIRE    AMORTIZATION
     VESSEL TYPES                                OF VESSELS   EXPENDITURES      DAYS     OF DRYDOCK (1)
     ------------                                ----------   ------------      ----     --------------
Suezmax .....................................       1            $  800          30         $  320
ULCC ........................................       1             2,500          50          1,000
Panamax .....................................       2             1,900          56            760
Products--Handysize .........................       5             2,350         106            940
Products--Handymax ..........................       -                --          --             --
                                                    -            ------         ---         ------
  Total .....................................       9            $7,550         242         $3,020
                                                    =            ======         ===         ======


----------

(1) Amortization of drydock expense estimated above is for a one-year period based on a 2.5 year amortization period.

     The Company plans to fund capital expenditures from cash provided by operating activities. Capital expenditures relating to acquisition of assets may be funded in part by operating cash, issuance of common stock and financing of such transactions. In addition, the Company may dispose of vessels to use cash generated from sales to purchase assets that are of greater strategic value to the Company.

FINANCING ACTIVITIES

     Cash provided by financing activities was $60.8 million for the year ended December 31, 2000, compared to cash provided by financing activities of $20.3 million for the year ended December 31, 1999. During the year ended December 31, 2000, there were $27.8 million in principal payments ($9.2 million were scheduled payments and $15.4 million were unscheduled payments due to sale of vessels and $3.2 million was paid upon the amendment in the primary credit facility in October 2000) on debt and $70.0 million in proceeds for purchases, ($40.0 million to purchase two handymax vessels in 2000, $3.0 million towards the purchase the joint venture and $27.0 million of such borrowings used for the purchase of the new Suezmax vessel in March 2000). In February 2000, the Company refinanced its bank debt with its lenders in the amount of $264.5 million, which resulted in payments of $257.9 million on debt related to the refinancing in the first quarter 2000. The effect of the February refinancing revised debt covenants, increased interest rate margins and reduced principal amortization, which was later amended on October 12, 2000. The amended facility reduced interest rate margins, no longer requires the disposal of assets and reduces operating restrictions.

     On February 11, 2000, OMI completed its refinancing with its previous lenders for a credit agreement, as amended, in the amount of $264.5 million. There were three primary facilities under this agreement; Facility A, a five year loan in the original amount of $218.0 million, Facility B, a two year loan in the original amount of $46.5 million, and Facility C, which was converted from a letter of credit to a secured-term loan of $36.0 million on May 10, 2000. When Facility C was drawn down, Facility A was reduced by the same amount. The loans were secured by mortgages on the vessels; Facility B was secured by six vessels which were to be sold and the proceeds used to pay the debt. The interest rates on the facilities were LIBOR plus a margin from 1.75 to 3.00 percent.

     On March 15, 2000, OMI agreed with an existing lender to finance $27.0 million for the new Suezmax vessel delivered on March 21, 2000. The bank facility was for a two year term and was secured by the vessel delivered. This facility was amended on October 12, 2000.

     On October 12, 2000, OMI amended its credit agreements increasing the principal amount to $310.0 million of which $290.0 million was received at closing, and $20.0 million at the delivery of a new product carrier acquired on November 29, 2000. The facility is secured by 20 vessels. The Credit Facility is to be repaid in 20 consecutive quarterly installments, commencing 3 months after the closing date, the first eight in the amount of $10.0 million each, the next 12 in the amount of $6.3 million each, with a balloon payment in the amount of $155.0 million due and payable together with the last installment. Upon the sale of a vessel, the Credit Facility is to be prepaid by an amount equal to the then outstanding amount of the Credit Facility multiplied by an agreed upon prepayment percentage based upon the ratio of the market value of the vessel to the total value of the collateral. The outstanding balance of the Credit Facility bears interest at LIBOR plus an applicable margin, which is based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The interest rate margin associated with this agreement ranges from 1% to 2%. At December 31, 2000, the applicable margin was 1.5%.

     The Company obtained a $35.0 million term loan to partially finance the delivery of the Suezmax newbuilding delivered in January 2001. The loan will be repaid in 16 consecutive semi-annual instalments, the first four in the amount of $1.7 million each, and the next 12 in the amount of $1.2 million each, with a balloon payment in the amount of $14.3 million due and payable together with the last instalment. The outstanding balance of the loan will bear interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The loan is secured by the vessel acquired. The applicable margin is 1.5% until April 12, 2001.

     On March 1, 2001, the Company obtained a credit facility for $23.0 million to finance the purchase of three product carriers acquired in February and March 2001 (see Recent Activities). The loan is secured by the vessels acquired. The loan, which bears interest at LIBOR plus 1.5%, matures in one year; however the Company has the option to renew the loan for an additional year after paying principal of $4.0 million.

   Restrictive Covenants

     The loan agreements contain restrictive covenants as to working capital and net worth. The Company's banks require maintenance of specified financial ratios and collateral values; and restrict the Company's ability to pay dividends. As of December 31, 2000, the Company was in compliance with its covenants. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited.

   Interest Rates

     The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at December 31, 2000 was LIBOR plus the margin of 1.5%.

OTHER COMMITMENTS

     The following are other commitments that have not been previously mentioned in the Recent Activities section.

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a stand by letter of credit in September 1999, which increased by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit serves as additional collateral for the Company's obligation under the lease. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At December 31, 2000, the impact of the guarantee is not expected to be material. The Company provides cash collateral in an amount at least equal to the amount of the letter of credit to secure its obligations to the bank providing the letter of credit.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, ("SFAS 140"). "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, but comparative disclosures for prior periods are not required. Management believes there will be no effect to the OMI financial position or results of operation as a result of implementation of this statement.

     The FASB Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. Adoption of this interpretation has not had a material impact on the Company's financial position, results of operations or cash flows.

     Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which was effective in the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies comply with the criteria of SAB No. 101.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Market Risk

     The company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt and related interest rate swaps. The majority of the OMI's debt was floating rate debt at December 31, 2000 and 1999. At December 31, 2000, the floating rate debt was $310.0 million of the $316.6 million total debt, and at December 31, 1999, the floating rate debt was $260.6 million of the $267.7 million total debt. Based on the floating rate debt at December 31, 2000, a one-percent increase in the floating interest rate would increase interest expense by approximately $3.1 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $6.6 million as of December 31, 2000, and $7.1 million as of December 31, 1999. Based on the fixed rate debt at December 31, 2000, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.1 million.

                        INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----

OMI CORPORATION AND SUBSIDIARIES:
Consolidated Statements of Operations for the three years ended December 31, 2000 ..................     27
Consolidated Balance Sheets as of December 31, 2000 and 1999 .......................................     28
Consolidated Statements of Cash Flows for the three years ended December 31, 2000 ..................     30
Consolidated Statements of Changes in Stockholders' Equity for the three years ended
  December 31, 2000 ................................................................................     31
Notes to Consolidated Financial Statements .........................................................     32
Independents Auditors' Report ......................................................................     52
Quarterly Results of Operations (unaudited) ........................................................     53

FINANCIAL STATEMENTS OF SIGNIFICANT INVESTEE OF OMI CORPORATION AND SUBSIDIARIES:

AMAZON TRANSPORT INC. ..............................................................................
Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999 ..................................     54
Statements of Income for period January 1, 2000 to June 30, 2000 (unaudited) and the years
  ended December 31, 1999 and December 31, 1998 ....................................................     55
Statements of Cash Flows for the period January 1, 2000 to June 30, 2000 (unaudited)
  and the years ended December 31, 1999 and December 31, 1998 ......................................     56
Notes to Financial Statements ......................................................................     57
Report of Independent Public Accountant ............................................................     58


Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        OMI CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                   2000             1999             1998
                                                                                   ----             ----             ----
REVENUES (Note 4) .......................................................       $ 187,044        $ 115,992        $ 149,228
                                                                                ---------        ---------        ---------

OPERATING EXPENSES:
  Vessel and voyage .....................................................          55,521           66,842           82,368
  Charter hire ..........................................................          16,184           15,234           25,529
  Depreciation and amortization .........................................          18,018           23,835           24,314
  Provision for loss on lease obligation (Note 9) .......................            --              6,229             --
  General and administrative ............................................          11,269           10,486           10,773
  Loss (gain) on disposal/write down of assets--net (Notes 9 and 11) ....          10,814           48,692           (6,485)
                                                                                ---------        ---------        ---------
  Total operating expenses ..............................................         111,806          171,318          136,499
                                                                                ---------        ---------        ---------
OPERATING INCOME (Loss) .................................................          75,238          (55,326)          12,729
                                                                                ---------        ---------        ---------
OTHER (EXPENSE) INCOME:
  Loss on disposal/write down of investments (Notes 4 and 6) ............          (2,971)          (7,771)            --
  Interest expense ......................................................         (27,260)         (17,945)         (11,118)
  Interest income .......................................................           2,893            1,455            1,346
  Other--net (Note 2) ...................................................           1,958           (1,209)            (882)
                                                                                ---------        ---------        ---------
  Net other expense .....................................................         (25,380)         (25,470)         (10,654)
                                                                                ---------        ---------        ---------
  Income (loss) before income taxes, equity in operations of joint ventures, extraordinary loss and cumulative effect of change in
    accounting principle ................................................          49,858          (80,796)           2,075
  Provision (benefit) for income taxes (Note 12) ........................            --                475          (37,158)
                                                                                ---------        ---------        ---------
  Income (loss) before equity in operations of joint ventures, extraordinary loss and cumulative effect of change in
    accounting principle ................................................          49,858          (81,271)          39,233
  Equity (loss) in operations of joint ventures (Note 4) ................           3,227             (510)           3,684
                                                                                ---------        ---------        ---------
Income (loss) before extraordinary loss and cumulative effect of
    change in accounting principle ......................................          53,085          (81,781)          42,917
Extraordinary loss ......................................................            --             (1,253)            --
                                                                                ---------        ---------        ---------
Income (loss) before cumulative effect of change in accounting
    principle ...........................................................          53,085          (83,034)          42,917
Cumulative effect of change in accounting principle (Note 7) ............            --              2,729             --
                                                                                ---------        ---------        ---------
NET INCOME (LOSS) .......................................................       $  53,085        $ (80,305)       $  42,917
                                                                                =========        =========        =========
BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 3):
  Income (loss) before extraordinary loss and cumulative effect
    of change in accounting principle ...................................       $    0.94        $   (1.94)       $    1.01
  Extraordinary loss ....................................................            --              (0.03)            --
  Cumulative effect of change in accounting principle ...................            --               0.07             --
                                                                                ---------        ---------        ---------
NET INCOME (LOSS) .......................................................       $    0.94        $   (1.90)       $    1.01
                                                                                =========        =========        =========
DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 3):
  Income (loss) before extraordinary loss and cumulative effect
    of change in accounting principle ...................................       $    0.93        $   (1.94)       $    1.00
  Extraordinary loss ....................................................            --              (0.03)            --
  Cumulative effect of change in accounting principle ...................            --               0.07             --
                                                                                ---------        ---------        ---------
NET INCOME (LOSS) .......................................................       $    0.93        $   (1.90)       $    1.00
                                                                                =========        =========        =========


                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                     2000           1999
                                                                                   --------       --------
 CURRENT ASSETS:
  Cash, including cash equivalents:
    2000-$30,098, 1999-$5,172 ..............................................       $ 35,328       $  7,381

  Receivables:
    Traffic receivables, net of allowance for doubtful accounts
      of $1,538 in 2000 and $1,085 in 1999 .................................         22,398          9,245
    Other (Note 2) .........................................................          2,775          9,136
  Assets to be disposed of (Note 11) .......................................           --           90,996
  Other prepaid expenses and other current assets ..........................          6,050          4,437
                                                                                   --------       --------
      Total current assets .................................................         66,551        121,195
                                                                                   --------       --------

VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
  Vessels ..................................................................        532,405        331,988
  Construction in progress (Note 18) .......................................          2,905         25,340
  Other property ...........................................................          2,409          2,354
                                                                                   --------       --------
      Total vessels, construction in progress and other property ...........        537,719        359,682
      Less accumulated depreciation ........................................         50,304         42,926
                                                                                   --------       --------
      Vessels, construction in progress and other property--net ............        487,415        316,756
                                                                                   --------       --------

INVESTMENTS IN, AND ADVANCES TO JOINT VENTURES (Note 4) ....................          5,610         11,519

RESTRICTED CASH (Note 8) ...................................................         10,649          7,978

NOTES RECEIVABLE ...........................................................          6,887          9,262

OTHER ASSETS AND DEFERRED CHARGES (Note 10) ................................         14,392          5,705
                                                                                   --------       --------
TOTAL ......................................................................       $591,504       $472,415
                                                                                   ========       ========




                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                     2000           1999
                                                                                   --------       --------
 CURRENT LIABILITIES:
  Accounts payable .........................................................       $  6,349       $  7,017

  Accrued liabilities:
    Voyage and vessel ......................................................          1,370          4,285
    Interest ...............................................................          1,387          2,762
    Other ..................................................................          5,252          5,190
  Deferred gain on sale of vessel (Note 9) .................................          2,738          3,151
  Current portion of long-term debt (Note 5) ...............................         40,577         54,834
                                                                                   --------       --------
        Total current liabilities ..........................................         57,673         77,239
                                                                                   --------       --------

OTHER LIABILITIES ..........................................................             42          3,034

LONG-TERM DEBT (Notes 2 and 5) .............................................        275,986        212,913

DEFERRED GAIN ON SALE OF VESSEL (Note 9) ...................................           --            4,363

DEFERRED INCOME TAXES (Note 12) ............................................          3,100          3,100

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY:
  Common stock, $0.50 par value; 150,000,000 shares
    authorized; shares issued and outstanding: 2000-61,424,000
    1999-49,394,000 (Notes 3, 7, 10, 15 and 17) ............................         30,712         24,697
  Capital surplus (Notes 2, 10, 15 and 17) .................................        243,445        218,869
  Deferred compensation (Note 15) ..........................................           (481)          --
  Accumulated deficit ......................................................         (9,881)       (62,966)
  Accumulated other comprehensive loss .....................................           (258)          --
  Treasury stock (Note 17) .................................................         (8,834)        (8,834)
                                                                                   --------       --------
        Total stockholders' equity .........................................        254,703        171,766
                                                                                   --------       --------
  TOTAL ....................................................................       $591,504       $472,415
                                                                                   ========       ========






                 See notes to consolidated financial statements.

                      OMI CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------
                                                                                  2000            1999              1998
                                                                               ---------        ---------        ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss) ....................................................       $  53,085        $ (80,305)       $  42,917
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary loss ...............................................            --              1,253             --
      Cumulative effect of change in accounting principle ..............            --             (2,729)            --
      Decrease in deferred income taxes ................................            --               --            (39,850)
      Depreciation and amortization ....................................          18,018           23,835           24,314
      Loss (gain) on disposal/write down of assets--net ................          10,814           48,692           (6,485)
      Loss on disposal/write down of investments .......................           2,971            7,771             --
      Net intercompany transactions ....................................            --               --              1,337
      Amortization of deferred gain on sale of vessel ..................          (3,151)          (3,151)          (3,151)
      Provision for loss on lease obligation--net of
        amortization ...................................................          (2,768)           4,845             --
      Amortization of deferred compensation ............................             832             --               --
      (Equity) loss in operations of joint ventures--net of
        dividends received .............................................          (2,020)           1,940             (254)
  Changes in assets and liabilities:
      (Increase) decrease in receivables and other current assets ......          (9,672)           8,664           (2,460)
      (Decrease) increase in accounts payable and accrued
        liabilities ....................................................          (5,649)          (4,087)           8,292
      Advances (to) from joint ventures--net ...........................            (337)           2,665             (185)
      Decrease (increase) in other assets and deferred changes .........           1,469              (95)          (3,347)
      Decrease in other liabilities ....................................            (530)          (1,299)            (240)
      Payable to parent--net ...........................................            --               --             (3,217)
      Other ............................................................             (31)              80             --
                                                                               ---------        ---------        ---------
        Net cash provided by operating activities ......................          63,031            8,079           17,671
                                                                               ---------        ---------        ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Proceeds from disposition of vessels and other property ..............          46,888           65,250           44,877
  Additions to vessels and other property ..............................        (142,280)         (90,999)        (147,407)
  Proceeds from dispositions of joint ventures .........................           2,657            1,561            2,989
  Issuance of notes receivable .........................................            --             (9,000)            --
  Payments for the purchase of a joint venture interest--net ...........          (4,809)            --               --
  Payments for investments--net ........................................          (2,170)            (637)            (247)
  Escrow of funds ......................................................          (2,500)          (7,548)            --
  Proceeds from notes receivable .......................................           6,324              424             --
  Other ................................................................            --             (2,769)            --
                                                                               ---------        ---------        ---------
        Net cash used by investing activities: .........................         (95,890)         (43,718)         (99,788)
                                                                               ---------        ---------        ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Payments on debt refinanced ..........................................        (257,850)            --               --
  Proceeds from debt refinanced ........................................         264,500             --               --
  Proceeds from issuance of debt .......................................          70,000          133,698          171,300
  Payments on debt .....................................................         (27,834)        (113,098)         (87,070)
  Proceeds from issuance of common stock ...............................          19,020             --               --
  Purchase of treasury stock ...........................................            --               --             (9,040)
  Payments for debt issue costs ........................................          (7,030)            (278)            (983)
                                                                               ---------        ---------        ---------
        Net cash provided by financing activities: .....................          60,806           20,322           74,207
                                                                               ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................          27,947          (15,317)          (7,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................           7,381           22,698           30,608
                                                                               ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................       $  35,328        $   7,381        $  22,698
                                                                               =========        =========        =========






                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)



                                                                                                     ACCUMULATED
                                                                                                        OTHER     COMPRE-    TOTAL
                                     COMMON STOCK            RETAINED     NET               DEFERRED   COMPRE-    HENSIVE    STOCK-
                                    --------------  CAPITAL  EARNINGS INTERCOMPANY TREASURY  COMPEN-   HENSIVE     INCOME   HOLDERS'
                                    SHARES  AMOUNT  SURPLUS (DEFICIT) TRANSACTIONS  STOCK    SATION    INCOME      (LOSS)    EQUITY
                                    ------  ------  ------- --------- ------------ -------- -------- -----------  -------   -------


BALANCE AT JANUARY 1, 1998 .......  43,084 $21,542 $243,053 $(25,452)  $ 39,503                        $ 4,912             $283,558
Comprehensive Income:
  Net income .....................                            42,917                                             $ 42,917    42,917
  Reversal of deferred income
    taxes on cumulative
    translation adjustment .......                                                                       2,530      2,530     2,530
                                                                                                                 --------
Comprehensive income .............                                                                               $ 45,447
                                                                                                                 ========
Capital distribution of net
  intercompany account balance
  with parent (Note 2) ...........                 (76,119)                                                                 (76,119)
Net intercompany transactions ....                                        1,337                                               1,337
Capital distribution of net
  intercompany transactions
  with parent (Note 2) ...........                  40,840              (40,840)                                                 --
Exercise of stock options ........      50      25     (25)                                                                      --
Issuance of common stock .........     560     280    (280)                                                                      --
Purchase of treasury stock
  (Note 17) ......................                                                 $(9,040)                                  (9,040)
                                    ------ ------- -------- --------  ----------   -------             --------            --------
BALANCE AT DECEMBER 31, 1998 .....  43,694  21,847  207,469   17,465          --    (9,040)              7,442              245,183
Comprehensive loss:
  Net loss .......................                           (80,305)                                            $(80,305)  (80,305)
  Realization of cumulative
    translation adjustment
    (Note 11) ....................                                                                      (7,442)    (7,442)   (7,442)
                                                                                                                 --------
Comprehensive loss ...............                                                                               $(87,747)
                                                                                                                 ========
Issuance of common stock
  (Note 10) ......................   5,700   2,850   11,400                                                                  14,250
Issuance of treasury stock
  (Note 17) ......................                              (126)                  206                                       80
                                    ------ ------- -------- --------  ----------   -------             --------            --------
BALANCE AT DECEMBER 31, 1999 .....  49,394  24,697  218,869  (62,966)         --    (8,834)                 --              171,766
Comprehensive income:
  Net income .....................                            53,085                                             $ 53,085    53,085
  Unrealized loss on securities ..                                                                        (258)      (258)     (258)
                                                                                                                 --------
Comprehensive income .............                                                                               $ 52,827
                                                                                                                 ========
Issuance of common stock .........  11,710   5,855   20,984                                                                  26,839
Exercise of stock options ........     320     160    1,268                                                                   1,428
Issuance of stock options
  (Note 15) ......................                    2,324                                 $(1,313)                          1,011
Amortization of deferred
  compensation (Note 15) .........                                                              832                             832
                                    ------ ------- -------- --------  ----------   -------  -------    --------            --------
BALANCE AT DECEMBER 31, 2000 .....  61,424 $30,712 $243,445 $ (9,881) $       --   $(8,834) $  (481)   $  (258)            $254,703
                                    ====== ======= ======== ========  ==========   =======  =======    ========            ========





                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business--OMI Corporation ("OMI" or the "Company"), a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands, provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company is a successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") to Old OMI shareholders of one share of UBC common stock for each share of Old OMI common stock. The Distribution separated Old OMI into two publicly-owned companies. In connection with the Distribution, the Company's common stock was recapitalized with 150,000,000 shares authorized (par value 50 cents), with 43,084,000 shares outstanding. This recapitalization has been reflected for the earliest year presented. OMI Corporation operates what was Old OMI foreign shipping businesses under the management of certain officers formerly of Old OMI who moved to the new company and certain former directors of Old OMI and additional new directors. The Company continues to trade under the symbol "OMM" on the New York Stock Exchange.

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

     Reclassifications--Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

     Principles of Consolidation--The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company exercises significant influence, but does not control, (generally a 20 to 50 percent ownership interest) are accounted for by using the equity method of accounting.

     Accounting Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Expenses--Voyage revenues and expenses are recognized on the percentage of completion method of accounting and are recognized ratably over the duration of the voyage. Estimated losses on voyages are provided for in full at the time such losses become evident.

     Special survey and drydock expenses are accounted for using the prepaid method. Under the prepaid method, expenses are capitalized and amortized over the survey cycle, which is generally a two to five year period.

     Effective January 1, 1999, OMI changed its accounting policy for recognition of voyage freight for vessels operating on voyage charters from load-to-load to the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because
(a) it is the predominant method for shipowners, and (b) it eliminates the uncertainty associated with the location of the next load port (see Note 7).

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $946,000 in 2000, $1,384,000 in 1999 and $3,762,000 in 1998.

     Other property and leasehold improvements are amortized on the straight-line method over the shorter of the terms of the lease or estimated useful lives of the assets, which range from three to eight years.

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

     Goodwill--Goodwill, included in Other Assets and Deferred Charges, recognized in business combinations accounted for as purchases, was $1,827,000 at December 31, 1999. During 2000, the remaining unamortized goodwill balance of $1,794,000 was charged to loss on disposal of assets (see Note 11) as a result of the sale of the remaining vessel, which had been acquired in a previous business combination. During 1999, $8,600,000 of goodwill was charged to loss on disposal/write down of assets for vessels sold and for vessels to be disposed of at December 31, 1999 (see Note 11). The carrying value of goodwill was reviewed periodically based on the estimated future undiscounted cash flows of the entity acquired over the remaining amortization period in order to ensure that the carrying value of goodwill has not been impaired.

     Deferred Finance Charges--Deferred finance charges, included in Other Assets and Deferred Charges, was $5,549,000 at December 31, 2000. The charges are amortized over the life of the related debt, and the amount of the expense was $1,454,000 in 2000, $520,000 in 1999 and $621,000 in 1998. An extraordinary loss of $1,253,000 was recorded for the year ended December 31, 1999. This loss related to the write-off of the unamortized finance fees for the debt that was refinanced in February 2000 (see Note 5).

     Earnings (Loss) Per Common Share--The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Federal Income Taxes--Management estimated that the distribution of shares to the shareholders of OMI Corp. would result in Federal income taxes becoming payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes (other than adjustments to previously reported amounts), $38,887,000 of the balance of deferred income taxes was credited to income in 1998, leaving a balance of $3,100,000 (see Notes 2 and 12).

     Stock Options--The Company currently applies intrinsic value and related Interpretations in accounting for its stock options plans. Accordingly, no compensation cost was recognized for these plans with the exception of certain 2000 grants, which have met the criteria of compensatory stock options. Pro forma disclosure of the fair value impact on earnings and earnings per share as required in FAS 123, "Accounting for Stock-Based Compensation" is presented in
Note 15 of the Notes to Consolidated Financial Statements.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)




NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash Equivalents--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value.

     Restricted Cash--Restricted cash is held in an escrow account pursuant to an escrow agreement and a stand by letter of credit relating to a sale/leaseback transaction and a Participation agreement dated June 30, 2000. The escrow account is collateral for the Company's obligation under the operating lease arrangement (see Note 8).

     Newly Issued Accounting Standards--In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, ("SFAS 140"). "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, but comparative disclosures for prior periods are not required. Management believes there will be no effect to the OMI financial position or results of operation as a result of implementation of this statement.

     The FASB Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In March 2000, FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN No. 44 defines an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. Adoption of this interpretation has not had a material impact on the Company's financial position, results of operations or cash flows.

     Additionally, in December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which was effective in the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies comply with the criteria of SAB No. 101.

NOTE 2--DISTRIBUTION

     As part of the Distribution, OMI was party to certain agreements with MTC, including the following:


     Distribution Agreement--The Distribution Agreement provides for, with certain exceptions, assumptions of liabilities and cross-indemnities designed principally to place financial responsibility for the liabilities with the appropriate company. OMI, however, assumed the obligations of Old OMI with respect to Old OMI's 10.25 percent Senior Notes due November 1, 2003 in exchange for a note from MTC in the amount of $6,443,000, which was equivalent in value to the principal amount of the Senior Notes then outstanding. During February 2000, MTC paid $5,100,000 in full settlement of the note, which was due in 2003. As a result, a loss of $1,209,000 was recorded in the Consolidated Statements of Operations for the year ended December 31, 1999 in Net other expense. The Distribution Agreement also provides that each of MTC and OMI will indemnify the other in the event of certain liabilities arising under the Federal securities laws. Each of MTC and OMI has sole responsibility for claims arising out of its respective activities after the Distribution.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)



NOTE 2--DISTRIBUTION (CONTINUED)

     Prior to Distribution--Prior to the distribution, debt had been incurred for the consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, in order to centrally manage various cash functions. Consequently, the mortgage debt of Old OMI and its related interest expense (net of tax benefit) were allocated to OMI and its subsidiaries based upon the value of the vessel securing the debt. The changes in allocated corporate debt, the after-tax allocated interest expense and the after tax allocated general and administrative expenses have been included as Net intercompany transactions in Stockholders' equity. Although management believes that the historical allocation of corporate debt and interest expense is reasonable, it is not necessarily indicative of the Company's debt or results of operations had the Company been on a stand alone basis for the periods up to June 17, 1998.

     Net intercompany transactions represent an aggregate of allocations for income taxes, interest expense on unsecured corporate debt and general corporate purposes. As of the Distribution Date, the cumulative balances of the Net intercompany transactions of $40,840,000 were credited to Capital Surplus and the balance at June 17, 1998 in Receivable from parent-net aggregating $76,119,000 was charged to Capital Surplus. Included in the net receivable from parent was the assumption by OMI of the revolving line of credit, the assumption of the 10.25% Senior Notes and the 7% convertible note due 2004 (see Note 5).

NOTE 3--EARNINGS (LOSS) PER COMMON SHARE

     The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the foregoing and the exercise of all stock options (see Note 15) using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive (see Note 5).

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      2000           1999           1998
                                                                    -------        -------         -------
 Basic earnings per share:
  Weighted average common shares outstanding ...............         56,657         42,250          42,671
                                                                    =======        =======         =======
Diluted earnings per share:
  Weighted average common shares outstanding ...............         56,657         42,250          42,671
  Options ..................................................            308           --               189
                                                                    -------        -------         -------
  Weighted average common shares-diluted ...................         56,965         42,250          42,860
                                                                    =======        =======         =======
Basic earnings (loss) per common share:
  Net income (loss) before extraordinary loss and
    cumulative effect of change accounting principle .......        $  0.94        $ (1.94)        $  1.01
  Extraordinary loss .......................................           --            (0.03)             --
  Cumulative effect of change in accounting principle ......           --             0.07              --
                                                                    -------        -------         -------
Net income (loss) per common share .........................        $  0.94        $ (1.90)        $  1.01
                                                                    =======        =======         =======
Diluted earnings (loss) per common share:
  Net income (loss) before extraordinary loss and cumulative
    effect of change in accounting principle ...............        $  0.93        $ (1.94)        $  1.00
  Extraordinary loss .......................................           --            (0.03)             --
  Cumulative effect of change in accounting principle ......           --             0.07              --
                                                                    -------        -------         -------
Net income (loss) per common share .........................        $  0.93        $ (1.90)        $  1.00
                                                                    =======        =======         =======

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 3--EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share in 2000, 1999 and 1998 because the average price of OMI's stock was less than the stock conversion price of $7.375. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share because the grant prices exceeded the average price of OMI stock in 1999.

NOTE 4--INVESTMENTS IN JOINT VENTURES

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                          PERCENT OF
                                                           OWNERSHIP
                                                           ---------
Alliance Chartering LLC. .............................      50.0(1)
Amazon Transport Inc. ("Amazon ") ....................      49.0(2)
Gainwell Investments Ltd. ("Gainwell") ...............      25.0(3)
Geraldton Navigation Company Inc. ("Geraldton ") .....      49.9(4)
International Product Carriers Limited ("IPC") .......      50.0(5)
Kanejoy Corporation ("Kanejoy") ......................      49.9(3)
OMI-Heidmar Shipping Ltd. ("OMI-Heidmar") ............      50.0(6)
White Sea Holdings Ltd. ("White Sea ") ...............      49.0(7)

----------

(1) The venture was begun on May 8, 1998

(2) Partner's interest was acquired on June 30, 2000.

(3) The venture was liquidated on January 27, 1999.

(4) The Company sold its interest to its partner in March 2000.

(5) The venture was formed on April 15, 1999, and began operating effective May 1, 1999.

(6) The Company sold its interest to its partner on August 17, 1999.

(7) The Company sold its interest to its partner on September 29, 1999.

     On June 30, 2000, OMI purchased the additional interest in Amazon, a company previously 49 percent owned. The acquisition was based on a nominal ship value for the Company's ultra large crude carrier ("ULCC") of $30,000,000. OMI paid the purchase price partially with $7,900,000 in cash and by issuing 1,500,000 shares of its common stock to its venture partner at a price of $5.125.

     During 2000, OMI sold its 49.9 percent investment in Geraldton to its partner. At December 31, 1999, OMI wrote down its investment in Geraldton to its net realizable value of approximately $2,700,000. A loss of $6,605,000 was recorded in the Company's Consolidated Statements of Operations at December 31, 1999 relating to the disposal of this investment. An adjustment for an additional loss of $536,000 was recorded in the first quarter of 2000 relating to the disposal of this venture.

     On September 29, 1999, OMI sold its 49 percent share in its White Sea joint venture for approximately $2,427,000. A loss of $867,000 was recorded from the sale of the venture.

     The Company chartered six vessels after the sale of four vessels (see Note
11) for an aggregate of $30,643,000 in 2000 and ten vessels in 1999 for an aggregate of $14,237,000 in 1999 to IPC. These amounts were included in the revenue of the Company since the operations of IPC are not consolidated. Voyage revenues from IPC in 2000 and 1999 in aggregate were 16 percent and 12 percent of OMI's consolidated revenues. The revenues are received by IPC from numerous customers into a pool, which is divided among the vessels in the pool. During the first quarter 2001, OMI's partner, Osprey Maritime Limited, following a change in control, sold all of its product tankers (including three to OMI, see
Note 10) and the parties agreed to disband IPC. The vessels owned by OMI will be operated by the Company.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 4--INVESTMENTS IN JOINT VENTURES (CONTINUED)

     In 1999 and 1998, the Company chartered three vessels for an aggregate of $4,227,000 and $6,720,000, respectively, to OMI-Heidmar. This amount is included in the revenue of the Company since the operations of OMI-Heidmar are not consolidated. When the partners agreed to dissolve the venture in June 1999, the Company wrote down its investment by $299,000.

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

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                      2000            1999             1998
                                                                    --------        --------         -------
Results of operations:
Revenues ...................................................        $141,222        $ 80,263         $ 55,698
Operating income (loss) ....................................             628            (795)           9,637
Loss on disposal of assets-net .............................              --              --             (423)
Cumulative effect of change in accounting principle ........              --             245               --
Net income .................................................           6,348           1,005            7,626



                                                                DECEMBER 31,
                                                         -----------------------
                                                          2000             1999
                                                         -------         -------
Net Assets:

  Currents assets ..............................         $19,851         $19,221
  Vessels and other property-net ...............             452          44,404
  Other assets .................................             121           2,244
                                                         -------         -------
  Total assets .................................          20,424          65,869
                                                         -------         -------
Less:
  Current liabilities ..........................          14,547          10,353
  Long-term debt ...............................            --            11,786
  Other liabilities ............................            --             1,232
                                                         -------         -------
  Total liabilities ............................          14,547          23,371
                                                         -------         -------
Shareholders' and partners' equity .............         $ 5,877         $42,498
                                                         =======         =======


     Dividends received from joint ventures were as follows:


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                     2000             1999             1998
                                                                    ------           ------           ------
Geraldton ..................................................        $1,209           $   --           $   --
White Sea ..................................................          --                490            1,470
Amazon (1) .................................................          --              1,960            1,960
                                                                    ------           ------           ------
  Total ....................................................        $1,209           $2,450           $3,430
                                                                    ======           ======           ======

----------

(1) OMI contributed $637,000 to Amazon during 1999.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS
     Long-term debt consists of the following:


                                                                                         DECEMBER 31,
                                                                                    --------------------
                                                                                      2000        1999
                                                                                    --------    --------
Loans under bank credit agreements at a margin plus variable rates
  of the London Interbank Offering Rate ("LIBOR")(1), (2) ......................    $310,000    $260,646
10.25% Unsecured Senior Notes due 2003 .........................................       4,357       4,357
7.00% Convertible Note due 2004 (convertible at $7.375 per share) ..............       2,206       2,744
                                                                                    --------    --------
    Total ......................................................................     316,563     267,747
                                                                                    --------    --------

Less current portion of long-term debt:

  Scheduled amortization payments of debt ......................................      40,577       8,334
  Debt related to Assets to be disposed of .....................................        --        46,500
                                                                                    --------    --------
    Total Current Portion ......................................................      40,577      54,834
                                                                                    --------    --------
Long-term debt .................................................................    $275,986    $212,913
                                                                                    ========    ========

----------

(1) Rate at December 31, 2000 was 8.125 percent (including margin).

(2) Rates at December 31, 1999 were 6.468 percent to 7.875 percent (including margins).

     On December 31, 1999, loans from banks aggregated $260,646,000. On February 11, 2000, OMI completed its refinancing with its previous lenders for a credit agreement, as amended, in the amount of $264,500,000. There were three primary facilities under this agreement; Facility A, a five year loan in the original amount of $218,000,000, Facility B, a two year loan in the original amount of $46,500,000, and Facility C, which was converted from a letter of credit to a secured-term loan of $36,000,000 on May 10, 2000. When Facility C was drawn down, Facility A was reduced by the same amount. The loans were secured by mortgages on the vessels; Facility B was secured by six vessels which were to be sold and the proceeds used to pay the debt. The interest rates on the facilities were LIBOR plus a margin from 1.75 to 3.00 percent.

     On March 15, 2000, OMI agreed with an existing lender to finance $27,000,000 for the new Suezmax vessel delivered on March 21, 2000. The bank facility was for a two year term and was secured by the vessel delivered. Terms required eight consecutive quarterly payments of $430,000 with the final installment equal to the balance of the loan. This facility was amended on October 12, 2000.

     On October 12, 2000, OMI amended its credit agreements increasing the principal amount to $310,000,000 of which $290,000,000 was received at closing, and $20,000,000 at the delivery of a new product carrier acquired on November 29, 2000. The facility is secured by 20 vessels. The Credit Facility is to be repaid in 20 consecutive quarterly installments, commencing 3 months after the closing date, the first eight in the amount of $10,000,000 each, the next 12 in the amount of $6,250,000 each, with a balloon payment in the amount of $155,000,000 due and payable together with the last installment. Upon the sale of a vessel, the Credit Facility is to be prepaid by an amount equal to the then outstanding amount of the Credit Facility multiplied by an agreed upon prepayment percentage based upon the ratio of the market value of the vessel to the total value of the collateral. The outstanding balance of the Credit Facility bears interest at LIBOR plus an applicable margin, which is based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The interest rate margin associated with this agreement ranges from 1% to 2%. At December 31, 2000, the applicable margin was 1.5%.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)



NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS--(CONTINUED)

     In January 2001, the Company obtained a $35,000,000 term loan to partially finance the delivery of the Suezmax newbuilding delivered in January (see Note
10). The loan will be repaid in 16 consecutive semi-annual instalments, the first four in the amount of $1,670,000 each, and the next 12 in the amount of $1,170,000 each, with a balloon payment in the amount of $14,280,000 due and payable together with the last instalment. The outstanding balance of the loan will bear interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The loan is secured by the vessel acquired. The applicable margin is 1.5% until April 12, 2001.

     On March 1, 2001, the Company obtained a credit facility for $23,000,000 to finance the purchase of three product carriers acquired in February and March 2001 (see Note 10). The loan is secured by the vessels acquired. The loan, which bears interest at LIBOR plus 1.5%, matures in one year; however, the Company has the option to renew the loan for an additional year after paying principal of $4,000,000.

     Aggregate maturities of debt during the next five years from December 31, 2000 are $40,577,000 in 2001, $40,618,000 in 2002, $30,019,000 in 2003,
$25,349,000 in 2004 and $180,000,000 in 2005.

Restrictive Covenants

     The loan agreements contain restrictive covenants as to working capital and net worth. The Company's banks require maintenance of specified financial ratios and collateral values; and restrict the Company's ability to pay dividends. As of December 31, 2000, the Company was in compliance with its covenants. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited.

Interest Rates

     The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at December 31, 2000 was LIBOR plus the margin above LIBOR of 1.5%.

     During the years ended December 31, 2000, 1999 and 1998 interest paid totaled approximately $26,460,000, $19,202,000 and $8,070,000, respectively.

     OMI entered into interest rate swap agreements to manage interest costs and the risk associated with changing interest rates. The Company had one interest rate swap agreement with a commercial bank at December 31,1999. The agreement effectively changed the Company's interest rate exposure on floating rate loans to a fixed rate of 6.98 percent. The differential to be paid or received was recognized as an adjustment to interest expense over the lives of the agreements. The remaining swap agreement matured in June 2000. The changes in the notional principal amounts were as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2000         1999
                                                         --------      --------

Notional principal amount, beginning of the year ...     $ 10,000      $ 32,700
Reductions of notional amounts .....................      (10,000)      (22,700)
                                                         --------      --------
Notional principal amount, end of the year .........     $   --        $ 10,000
                                                         ========      ========


     Interest expense pertaining to interest rate swaps for the years ended December 31, 2000, 1999 and 1998 were $32,000, $296,000 and $718,000, respectively.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUSANDS)


NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                                                               DECEMBER 31,
                                                                        -----------------------------------------------------
                                                                                   2000                         1999
                                                                        -----------------------------------------------------
                                                                        CARRYING         FAIR         CARRYING         FAIR
                                                                          VALUE          VALUE          VALUE          VALUE
                                                                        --------       --------       --------       --------
Cash and cash equivalents .......................................       $ 35,328       $ 35,328       $  7,381       $  7,381
Notes receivable ................................................          8,037          8,037         14,362         14,362
Investments (net of unrealized loss on securities) ..............            273            273           --             --
Total debt ......................................................        316,563        316,563        267,747        267,700

Unrecognized financial instruments:
  Interest rate swaps in a net payable position .................                            --                            88



     The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

     During 2000, OMI invested in two business-to-business Internet companies. One, MarineProvider ASA, a Norwegian-based company, which will provide services such as electronic acquisition of bunker and other supplies for ships. The other investment was in SeaLogistics Ltd., which offered on-line chartering and other services to shipowners and charterers. SeaLogistics' assets have been sold to LevelSeas Holdings Ltd., ("LevelSeas") a competitor for shares in LevelSeas. During 2000, OMI recorded a loss on write down of its investments of $2,435,000. During February 2001, OMI invested $533,000 in SeaLogistics, which has been converted into an investment in LevelSeas.

NOTE 7--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Prior to 1999, voyage revenue for vessels operating on voyage charters was accounted for on a load-to-load basis. Under this method, voyage revenue is recognized evenly over the period from arrival of the vessel at the first load port to arrival at the next load port. Under this method of revenue recognition it is necessary to assume the next load port to complete the revenue cycle.

     Effective January 1, 1999, OMI changed its accounting policy for recognition of voyage freight for vessels operating on voyage charters from load-to-load to discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. The new revenue recognition policy is a more reliable method as it eliminates the uncertainty associated with the location of the next load port. The cumulative effect of this accounting change is shown separately in the Consolidated Statements of Operations for the year ended December 31, 1999 and resulted in income of $2,729,000 or $0.07 basic and diluted earnings per share. The cumulative effect of this change in accounting principle as of January 1, 1999 on the Company's Consolidated Balance Sheets was to increase total assets by $1,490,000, decrease total liabilities by $1,239,000 and increase total stockholders' equity by $2,729,000.

     The year ended December 31, 1998 was previously presented using the load-to-load method of accounting for voyages. Pro forma amounts for this year assuming discharge-to-discharge had been retroactively applied are summarized as follows:

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUANDS)

NOTE 7--CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE--(CONTINUED)


For the Year Ended December 31,                                                           1998
                                                                                       --------

Net income .......................................................................      $ 42,612
                                                                                        --------

Basic earnings per share:
  Net income before cumulative effect of change in accounting principle ..........      $   1.00
  Cumulative effect of change in accounting principle ............................           --
                                                                                        --------
  Net income .....................................................................      $   1.00
                                                                                        ========

Diluted earnings per share:
  Net income before cumulative effect of change in accounting principle ..........      $   0.99
  Cumulative effect of change in accounting principle ............................           --
                                                                                        --------
  Net income .....................................................................      $   0.99
                                                                                        ========

NOTE 8--OPERATING LEASES

     Total rental expense was $16,929,000, $16,800,000 and $25,820,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Leases are for vessels and office space.

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 2000, are as follows:

                  2001 ......................       $  9,946
                  2002 ......................          4,127
                  2003 ......................            688
                  2004 ......................            706
                  2005 ......................            706
                  Thereafter ................            647
                                                    --------
                      Total .................       $ 16,820
                                                    ========

     On January 19, 1999, the COLUMBIA, a new double-hulled Suezmax tanker was delivered. The vessel which had a book value of $55,992,000, was sold on June 30, 1999 for $54,000,000 in a sale/leaseback transaction. The COLUMBIA was then chartered back from the purchaser for a period of three years. The resulting lease is being accounted for as an operating lease.

     Under the agreement, the Company is responsible for operating expenses and is required to maintain $2,000,000 in escrow over the lease term, and a stand by letter of credit, which commenced September 1999. The stand by letter of credit was increased by $750,000 per quarter in the first year and by $500,000 per quarter in the second year to a maximum of $9,000,000. The letter of credit is additional collateral for the Company's obligation under the charter. As of December 31, 2000, the escrow and the stand by letter of credit aggregated $10,000,000, excluding interest accumulated on such cash on the Consolidated Balance Sheet. The Company provides cash collateral in an amount at least equal to the amount of the letter of credit to secure its obligations to the bank providing the letter of credit.

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues to be received subsequent to December 31, 2000 on these time charters are $31,052,000 in 2001, $18,737,000 in 2002 and $6,129,000 in 2003.

                        OMI CORPORATION AND SUBSIDIARIES

                     (ALL TABULAR AMOUNTS ARE IN THOUANDS)

NOTE 9--EARLY TERMINATION OF OPERATING LEASE OBLIGATIONS

     During October 2000, the owner of the HARRIET and the ALTA, which are Suezmax tankers time chartered to OMI, gave notice of early termination as permitted under the charters; one vessel was redelivered in January 2001 and the other vessel was redelivered to the owner in March 2001. As stated in the charter hire agreements, OMI is to receive $1,000,000 for the early termination upon redelivery of each vessel. This fee will be included in Gain on disposal of assets in the first quarter of 2001. The early termination of these charters resulted in certain accounting adjustments reflected in the fourth quarter 2000 results and upon redelivery will also result in recognition of contractual early termination payments due to OMI in the first half of 2001. Gains recognized upon notice of early termination were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

     During 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that one of its current lease obligations for vessels exceeded its undiscounted forecasted future net cash flows. The loss was measured by the difference over the remaining lease between the vessel's forecasted cash flows and the future lease payments. It was determined that an impairment loss should be recognized, and a provision of $6,229,000 was recorded in June 1999. The loss was reported as a separate item in the Consolidated Statements of Operations. The liability for the impairment was being amortized to charter hire expense over the remaining term of the lease until notice of early termination of the lease was given. At that time, the unamortized balance was amortized through the time the vessel was returned to its owner.

NOTE 10--ACQUISITIONS OF VESSELS

     The following table summarizes the acquisitions of vessels during the year ended December 31, 2000:

                                               DATE             CAPITALIZED
     VESSEL                 TYPE             ACQUIRED              COST
---------------------------------------------------------------------------
LOIRE (1)                 Suezmax         March 2000            $  47,412
SOYANG                    Suezmax         May 2000                 51,593
SETTEBELLO(2)             ULCC            June 2000                20,616
NECHES(3)                 Handymax        September 2000           30,578
GUADALUPE(3)              Handymax        November 2000            30,346

                                                                ---------
      Total                                                     $ 180,545
                                                                =========

------------

(1) On February 11, 2000 OMI issued 599,998 shares of common stock to affiliates of Mega Tankers Newbuilding AS, which combined with the 5,700,000 shares issued in November 1999 aggregated 6,299,998 shares issued for $15,750,000 (at $2.50 per share) excluding expenses of $589,000. These shares were issued in exchange for a Suezmax construction contract. The Capitalized Cost is the total stock issued in 1999 and 2000 plus costs related to the acquisition of the vessel.

(2) On June 30, 2000, OMI acquired its partner's 51 percent interest in its Amazon joint venture (see Note 4) , which operated one ULCC vessel, the SETTEBELLO. The Capitalized Cost is the total of the purchase price of the joint venture, plus OMI's book value of the joint venture, less the net assets acquired.

(3) The NECHES and the GUADALUPE, two new handymax size product tankers, were delivered in September and November 2000, respectively. Both vessels were immediately time chartered for two years.

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 10--ACQUISITIONS OF VESSELS--(CONTINUED)

     During January 2001, a new Suezmax vessel, the SOMJIN was delivered from the shipyard at an aggregate cost of approximately $60,000,000. During 2000, OMI paid the owner of the construction contract a $6,000,000 deposit, which was included in Other assets and deferred charges on the December 31, 2000 Consolidated Balance Sheet. The vessel was partially financed upon delivery (see
Note 5).

     During February and March 2001, OMI acquired two 1990 built and one 1989 built product carriers from Osprey Maritime Limited for an aggregate contract price of approximately $41,250,000. OMI issued 2,650,000 shares of common stock to Osprey during February and March 2001as partial payment for the vessels and financed the balance of the purchase (see Note 5).

NOTE 11--DISPOSAL OF VESSELS

     In March, May and August 2000, four product carriers and one aframax vessel were sold. Three of the product carriers and the aframax vessel were written down to their estimated net realizable values in the year ended December 31, 1999. Adjustments to the loss on disposal of assets were recorded at the sale dates.

     Loss on disposal of assets-net, for the year ended December 31, 1999, includes losses for fourteen vessels; nine vessels which were classified as Assets to be disposed of at December 31, 1999, four vessels which were disposed of in 1999 and one Suezmax vessel which was sold on June 30, 1999 in a sale/leaseback transaction. During 1998, the Company sold the TANANA for approximately $45,000,000 at a gain of $6,485,000.

     (Loss) gain on disposal/write down of assets--net consists of the following:



                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                           2000          1999          1998
                                                                        --------       --------       ------
(Loss) gain on disposed of assets ..................................    $(11,051)      $(17,398)      $6,485
Gain on early termination of lease obligations (see Note 9) ........       3,237            --          --
Loss on write down of vessels ......................................      (3,000)       (31,294)        --
                                                                        --------       --------       ------
  Total ............................................................    $(10,814)      $(48,692)      $6,485
                                                                        ========       ========       ======

     At of December 31, 1999, the Company planned to dispose of nine vessels, eight vessels with a net realizable value of $84,034,000 and one aframax with a net realizable value of $4,262,000. These vessels were written down in December 1999 (the aframax was written down in June 1999 and further adjusted in December 1999 when the vessel was contracted for sale) to their estimated market values, and the loss was included in the Loss (gain) on disposal/write down of assets at that time. The write down of vessels also included the reversal of the cumulative translation adjustment of $7,442,000, which related to two vessels whose functional currency until July 1990 was not U.S. dollars.

     During 2000, four product carriers were contracted for sale. Three of these vessels were recorded on the Consolidated Balance Sheet at December 31, 1999 as Assets to be disposed of. Additional adjustments to the carrying amount of these vessels aggregating $6,265,000 were recorded to loss on assets to be disposed of in 2000. The sale of the fourth vessel resulted in a loss of $4,801,000, which was recorded to loss on disposal of vessels.

     Additionally, during March 2000, OMI adjusted two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to loss on disposal/write down of assets during the first quarter 2000.

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 11--DISPOSAL OF VESSELS--(CONTINUED)

     In connection with the amended loan agreement, which was signed on October 12, 2000, OMI is no longer required to sell certain vessels; therefore, five vessels, which were previously held as vessels to be disposed of, were reclassified to Vessels (three in the third quarter and two in fourth quarter of 2000). The book value of the vessels was equal to the approximate market value on that date.

     As a result of the current market condition and estimated losses on the disposal of certain vessels, the Company re-evaluated the carrying value of its remaining vessels under the provisions of SFAS No. 121 and concluded that no further write downs were necessary.

NOTE 12--INCOME TAXES

     A summary of the components of the provision (benefit) for income taxes excluding the cumulative effect of change in accounting principle is as follows:

     (Loss) gain on disposal/write down of assets-net consists of the following:


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                 2000           1999        1998
                                                                 ----          ------     --------

Current provision .........................................      $ --          $  475     $  1,729
Deferred tax benefit ......................................        --            --        (38,887)
                                                                 ----          ------     --------
Provision (benefit) for income taxes ......................      $ --          $  475     $(37,158)
                                                                 ====          ======     ========

     The provision (benefit) for income taxes on income (loss) varies from the statutory rates due to the following:


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                 2000           1999        1998
Provision at statutory rate (1) ...........................      $ --          $ --       $  1,204
Reversal of deferred income taxes .........................        --            --        (38,887)
Equity in earnings of joint ventures (other than
  Amazon/White Sea) net of dividends declared .............        --            --            525
Other (2) .................................................        --             475         --
                                                                 ----          ------     --------
Provision (benefit) for income taxes ......................      $ --          $  475     $(37,158)
                                                                 ====          ======     ========

-----------

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

NOTE 13--FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet--includes vessels that normally carry crude oil and "dirty" products. This fleet includes four sizes of vessels, Suezmax, ULCC, aframax and Panamax.

     Product Carrier Fleet--includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes three sizes of vessels, Panamax, handymax and handysize vessels.

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 13--FINANCIAL INFORMATION RELATING TO SEGMENTS--(CONTINUED)

     The following is a summary of the operations by major operating segments for the three years ended December 31, 2000:


                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           2000          1999         1998
                                                                         --------      --------     --------
REVENUES:
  Crude Oil Tanker Fleet ..........................................      $145,004      $ 78,143     $ 98,517
  Product Carrier Fleet ...........................................        42,040        37,570       50,649
  Other ...........................................................          --             279           62
                                                                         --------      --------     --------
      Total .......................................................      $187,044      $115,992     $149,228
                                                                         ========    =========      ========

TIME CHARTER EQUIVALENT REVENUES: (1)
  Crude Oil Fleet .................................................      $119,008      $ 57,009     $ 73,118
  Product Carrier Fleet ...........................................        42,117        33,350       38,513
  All Other .......................................................          --             120           80
                                                                         --------      --------     --------
      Total .......................................................      $161,125      $ 90,479     $111,711
                                                                         ========    =========      ========

OPERATING INCOME (LOSS):
  Crude Oil Tanker Fleet (2) ......................................      $ 80,146    $ (28,275)     $ 19,620
  Product Carrier Fleet (2) .......................................         5,874      (17,697)        3,704
                                                                         --------      --------     --------
                                                                           86,020      (45,972)       23,324

  General and administrative expense not allocated to vessels .....       (10,224)      (8,331)       (7,089)
  Other ...........................................................          (558)      (1,023)       (3,506)
                                                                         --------      --------     --------
      Total .......................................................      $ 75,238    $ (55,326)     $ 12,729
                                                                         ========    =========      ========

IDENTIFIABLE ASSETS:
  Crude Oil Tanker Fleet ..........................................      $331,177      $234,140     $252,741
  Product Carrier Fleet ...........................................       194,875       192,625      203,537
                                                                         --------      --------     --------
                                                                          526,052       426,765      456,278
  Investments in, and advances to joint ventures ..................         5,610        14,218       25,507
  Cash and cash equivalents .......................................        35,328         7,381       22,698
  Goodwill ........................................................          --           1,827       11,079
  Other ...........................................................        24,514        22,224       14,565
                                                                         --------      --------     --------
      Total .......................................................      $591,504      $472,415     $530,127
                                                                         ========    =========      ========

CAPITAL EXPENDITURES:
  Crude Oil Tanker Fleet (3) ......................................      $100,289      $ 58,756     $133,969
  Product Carrier Fleet (4) .......................................        64,052        45,546       12,714
  Other ...........................................................            55           947          724
                                                                         --------      --------     --------
      Total .......................................................      $164,396      $105,249     $147,407
                                                                         ========    =========      ========

DEPRECIATION AND AMORTIZATION:
  Crude Oil Tanker Fleet ..........................................      $ 10,065      $ 11,977     $ 11,976
  Product Carrier Fleet ...........................................         7,615        10,950       11,481
  Other ...........................................................           338           908          857
                                                                         --------      --------     --------
      Total .......................................................      $ 18,018      $ 23,835     $ 24,314
                                                                         ========     =========     ========

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 13--FINANCIAL INFORMATION RELATING TO SEGMENTS--(CONTINUED)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           2000           1999        1998
                                                                         -------        -------      -------
INTEREST EXPENSE:
  Crude Oil Tanker Fleet ........................................        $14,990        $ 9,610      $ 5,631
  Product Carrier fleet .........................................          8,722          5,884        3,239
                                                                         -------        -------      -------
                                                                          23,712         15,494        8,870

  Intercompany borrowings .......................................           --             --          1,382
  Other .........................................................          3,548          2,451          866
                                                                         -------        -------      -------
      Total .....................................................        $27,260        $17,945      $11,118
                                                                         =======        =======      =======



(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income (loss) includes (loss) gain on disposal/write down of assets-net see below, and provision for loss on lease obligations of $6,229,000 in 1999 crude oil tanker fleet.


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                           2000           1999        1998
                                                                        --------        --------      -------
    Crude Oil Tanker Fleet ......................................       $  3,253        $(27,760)     $ 6,485
    Product Carrier Fleet .......................................        (14,067)        (20,932)          --
                                                                        --------        --------      -------
    (Loss) gain on disposal/write down of assets--net ...........       $(10,814)       $(48,692)     $ 6,485
                                                                         =======        ========      =======

-------------

(3) Includes progress payments and capitalized interest aggregating $58,539,000 in 1999 and $133,645,000 in 1998.

(4) Includes progress payments and capitalized interest aggregating $2,905,000 in 2000, $45,209,000 in 1999 and $11,940,000 in 1998 for newbuildings.

     Mortgage debt of Old OMI prior to the Distribution (January 1 to June 17,
1998) and its related interest expense were allocated to OMI Corporation based upon the value of the vessels securing the debt.

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

     Voyage Revenues include revenue from major customers other than from joint ventures pools, (see Note 4) aggregating $43,960,000 or 12 percent of Consolidated Revenue from Sun International Limited and 12 percent from Star Tankers Inc. for the year ended December 31, 2000. There were no charterers that were considered to be major customers in 1999 or 1998.

NOTE 14--SAVINGS PLAN

     The Company has a 401(k) Plan (the "Plan") which continued from Old OMI, and is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 2000 and 1999. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 14--SAVINGS PLAN--(CONTINUED)

     The following is a summary of Company contributions to these Plans for the three years ended December 31, 2000:

                                         2000           1999       1998(1)
                                         ----           ----       ------
    401 (k) Plan ...................     $340           $261         $74
    Executive Savings Plan .........      183            106          54
                                         ----           ----        ----
        Total ......................     $523           $367        $128
                                         ====           ====        ====

----------

(1)  From June 18, 1998 (distribution date) to December 31, 1998 (see Note 2).

NOTE 15--STOCK OPTION PLAN

     The shareholders approved the 1998 Stock Option Plan ("1998 Plan") on May 19, 1998. The 1998 Plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company's common shares. The total number of shares that may be awarded under the Plan are 2,500,000 not including the replacement options described in the next sentence. Effective June 17, 1998, 855,243 options were granted to officers and employees to replace options they held in Old OMI and have the same vesting provisions and expiration dates as those Old OMI options forfeited. Option prices at the date of grant represent the option prices at which options were originally granted by Old OMI to officers and employees reduced by the estimated fair value per share of Old OMI's domestic business. In addition, 120,000 options were issued to new directors in 1998 and vest ratably over three years. In 1999, the Company issued 10,000 options at $3.25 per share, which had a fair value of $1.46 per share when issued. In 2000, the Company granted 394,000 options at $1.50; 30,000 options at $4.630; 400,000 options at $4.938; 750,000 options at $5.125 and
55,500 options at $5.75. The 2000 options had a weighted average fair value of $2.31 when issued.

     The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2000:

(in whole numbers, not thousands)

                                                                     WEIGHTED
                                                     NUMBER OF       AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------    --------------
    Outstanding, June 18, 1998 .................       855,243       $ 5.26
      Granted ..................................       120,000         6.67
      Exercised ................................          --            --
      Forfeited ................................          --            --
                                                     ---------
    Outstanding, December 31, 1998 .............       975,243         5.43
      Granted ..................................        10,000         3.25
      Exercised ................................          --            --
      Forfeited ................................       (27,667)        4.87
      Expired ..................................       (82,666)        7.81
                                                     ---------
    Outstanding, December 31, 1999 .............       874,910         5.20
      Granted ..................................     1,629,500         4.21
      Exercised ................................      (320,340)        4.46
      Forfeited ................................       (30,000)        6.67
      Expired ..................................        (2,668)        5.20
                                                     ---------
    Outstanding, December 31, 2000 .............     2,151,402         4.56
                                                     =========

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 15--STOCK OPTION PLAN--(CONTINUED)

     The following table summarizes information about stock options outstanding as of December 31, 2000:



                                           OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                              ----------------------------------------------------    -------------------------------------
                              DECEMBER 31, 2000     WEIGHTED      WEIGHTED AVERAGE     DECEMBER 31, 2000      WEIGHTED
                                  NUMBER OF          AVERAGE          REMAINING            NUMBER OF           AVERAGE
RANGE OF EXERCISE PRICES           OPTIONS       EXERCISE PRICE   CONTRACTUAL LIFE    OPTIONS EXERCISABLE    EXERCISE PRICE
------------------------      -----------------  --------------   ----------------    -------------------    --------------
$ 1.50 -- $ 3.39 .........         411,000            $1.63             4.94                411,000             $1.63
  4.015--   4.9375 .......         490,000             4.22             6.50                460,556              4.29
  5.125--   5.75 .........       1,100,402             5.18             4.63                503,180              5.24
  6.42 --   6.67 .........         110,000             6.62             6.54                110,000              6.62
  7.74 --   8.95 .........          40,000             8.65             5.67                 40,000              8.65
                                 ---------                                                ---------
    Total ................       2,151,402             4.56             5.23              1,524,736              4.17
                                 =========                                                =========

Proceeds received from the exercise of the options are credited to the capital accounts.

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2000, 1999 and 1998, would have been stated at the pro forma amounts indicated below:



                                            2000          1999           1998
                                           -------      --------       -------
 Net income (loss):
    As reported .....................      $53,085      $(80,305)      $42,917
    Pro forma .......................       50,654       (80,461)       41,409


                                                          2000       2000      1999       1999      1998      1998
                                                           AS         PRO       AS         PRO       AS       PRO
                                                        REPORTED     FORMA   REPORTED     FORMA    REPORTED   FORMA
                                                        --------     -----   --------     -----    --------   ------
 Basic earnings (loss) per share:
  Net income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle ........................................    $0.94     $0.89     $(1.94)    $(1.94)     $1.01     $0.97
  Extraordinary loss .................................      --        --       (0.03)     (0.03)       --        --
  Cumulative effect of change in accounting
    principle ........................................      --        --        0.07       0.07        --        --
                                                          -----     -----     ------     ------      -----     -----
Net income (loss) ....................................    $0.94     $0.89     $(1.90)    $(1.90)     $1.01     $0.97
                                                          =====     =====     ======     ======      =====     =====

Diluted earnings (loss) per share:
  Net income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle ........................................    $0.93     $0.89     $(1.94)    $(1.94)     $1.00     $0.97
  Extraordinary loss .................................      --        --       (0.03)     (0.03)       --        --
  Cumulative effect of change in accounting
    principle ........................................      --        --        0.07       0.07        --        --
                                                          -----     -----     ------     ------      -----     -----
Net income (loss) ....................................    $0.93     $0.89     $(1.90)    $(1.90)     $1.00     $0.97
                                                          =====     =====     ======     ======      =====     =====

     The fair value of options granted under the Company's stock option plans during 2000, 1999 and 1998, was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 65 percent in 2000 and 40 percent in 1999 and 1998, risk free average interest rates of 5.75 percent in 2000, 6.13 percent in 1999, and 5.01 percent in 1998, and expected lives ranging from one to five years.

     See Note 16 regarding "Change in Control".

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 15--STOCK OPTION PLAN--(CONTINUED)

   Compensatory options

     During the year ended December 31, 2000, in accordance with APB No. 25, the Company recorded compensation expense of $832,000 relating to stock options, which were accounted for using variable plan accounting. There was no compensation expense related to stock options for the years ended December 31, 1999 and December 31, 1998. The 2000 compensation expense is recorded in general and administrative expense in the Consolidated Statements of Operations.

     On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share, which are payable in the first quarter of 2001. The 394,000 options granted at $1.50 per share vest on January 1, 2001 and expire January 1, 2006. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date. As of June 20, 2000, capital surplus was credited for the difference between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1,354,000.

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

     As of December 31, 2000, capital surplus was credited $970,000 for adjustments to record 2000 compensation expense and deferred compensation relating to the above option plan at OMI's stock price at December 31, 2000.

NOTE 16--EMPLOYMENT AGREEMENTS

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

                        OMI CORPORATION AND SUBSIDIARIES

           (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 17--STOCKHOLDERS' EQUITY

   Shareholders' Rights Plan

     On November 19, 1998, the Board of Directors approved the adoption of a shareholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the "Common Stock") of the Company, to stockholders of record at the close of business on December 1, 1998. Each Right entitles the record holder to purchase from the Company one hundred-thousandth of a share of the Company's Series A Participating Preferred Stock, $1.00 par value at a price of $25.00 (the "Purchase Price"), subject to adjustment in certain circumstances.

     Initially, the Rights attach to the certificates representing outstanding shares of Common Stock, and no Rights Certificates will be distributed. In general the Rights will separate from the Common Stock and a "Distribution Date" will occur only if a public announcement has been made that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, or after the commencement of a tender offer or exchange offer if, upon consummation thereof, the person or group making such offer would be the beneficial owner of 15% or more of the outstanding shares of Common Stock. Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price.

   Treasury Stock

     On August 4, 1998, the Board of Directors approved a plan to repurchase up to 10 percent of the outstanding shares of the Company's common stock. As of December 31, 1998, the Company purchased 2,076,700 shares at a cost of $9,040,000 or an average price of $4.35 per share. During March 1999, OMI issued 47,408 shares of the Company's treasury stock to Directors in lieu of $206,000 in cash for fees.

   Dividends

     Any determination to pay dividends in the future by OMI will be at the discretion of the Board of Directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements (see Note 5).

   Private Placement

     During 2000, OMI issued 2,099,998 shares, valued at approximately $9,187,000, (excluding expenses) in connection with the purchase of two vessels, the LOIRE and SETTEBELLO (see Note 10). The Company also raised equity of approximately $19,226,000 by issuing 9,610,000 shares.

     During the first quarter of 2001, OMI issued 6,699,000 shares, valued at approximately $46,893,000 (excluding expenses) in connection with the purchase of three product tankers and for two Suezmaxes under construction (see Notes10 and 18).

NOTE 18--COMMITMENTS AND CONTINGENCIES

     During November 2000, OMI contracted to purchase a 47,000 deadweight ton ("dwt") product tanker at an approximate cost of $28,750,000 to be delivered in February 2002 from the shipyard. In January and March 2001, OMI exercised two of its options to purchase two more 47,000 dwt product carriers at an approximate aggregate cost of $58,200,000 to be delivered from the shipyard in March 2002 and the first half of 2003. OMI has two remaining options to purchase handymax product carriers.

                        OMI CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED) (ALL TABULAR AMOUNTS ARE IN THOUANDS EXCEPT PER SHARE DATA)

NOTE 18--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     During January 2001, OMI agreed to acquire two shipbuilding contracts for Suezmax vessels for an aggregate of $107,600,000, and the vessels will be delivered in September and October 2002. The Company issued 4,049,000 shares of common stock at $7.00 per share as partial payment for these contracts during February 2001. The Company is obligated to pay additional cash representing the difference between $7.00 and the average of the closing prices for a 120 day period following registration of the shares if less than $7.00. If the price equals or exceeds $7.25 for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is $8,098,000.

     During March 2001, OMI agreed to acquire one 35,000 dwt product carrier built in 2000 for $29,000,000. The Company agreed to issue 1,125,000 shares of common stock at $8.00 per share as partial payment for the vessel. The Company is obligated to pay additional cash representing the difference between $8.00 and the average closing prices for 120 trading days following registration of the shares if less than $8.00. If the price equals or exceeds $8.00 per share for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is $2,250,000.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company has guaranteed a minimum resale or residual value for a vessel that is leased until June 2002. At December 31, 2000, the impact of the guarantee is not expected to be material.

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMI Corporation:

We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (successor to Universal Bulk Carriers, Inc. and its subsidiaries) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain corporate joint ventures, which were accounted for by use of the equity method. The Company's equity of $7,637,000 in the net assets of those corporate joint ventures as of December 31, 1999 and of ($637,000) and $2,995,000 in those companies' net income (loss) for each of the two years in the period ended December 31, 1999 is included in the accompanying financial statements. The financial statements of those corporate joint ventures were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it they relate to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for vessels operating on voyage charters from load-to-load to discharge-to-discharge basis.

DELOITTE & TOUCHE LLP
New York, New York

February 9, 2001

ITEM 8.  SUPPLEMENTARY DATA


                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        2000 QUARTER ENDED                          1999 QUARTER ENDED
                                                --------------------------------------    -------------------------------------
                                                MARCH 31  JUNE 30  SEPT. 30    DEC. 31    MARCH 31 JUNE 30   SEPT. 30  DEC. 31
                                                -------   -------  --------    -------    -------  --------  --------  --------
Revenues ....................................   $30,816   $36,384   $54,855    $64,989    $34,978  $ 30,535   $25,771  $ 24,708
Operating (loss) income .....................    (5,571)   14,032    27,856     38,921      3,934   (29,430)   (1,749)  (28,081)
Extraordinary loss ..........................        --        --        --         --         --        --        --    (1,253)
Cumulative effect of change
  in accounting principle(1) ................        --        --        --         --      2,729        --        --        --
Net (loss) income ...........................   $(9,970)  $ 9,328   $22,375    $31,352    $ 2,736  $(33,172)  $(7,119) $(42,750)
===============================================================================================================================
Basic Earnings (Loss) Per Common Share:
  (Loss) income before extraordinary loss
    and cumulative effect of change in
    accounting principle(1) .................   $ (0.21)  $  0.16   $  0.38    $  0.53    $    --  $  (0.80)  $ (0.17) $  (0.94)
Extraordinary loss ..........................        --        --        --         --         --        --        --     (0.03)
Cumulative effect of change in
  accounting principle(1) ...................        --        --        --         --       0.07        --        --       --
                                                -------   -------   -------    -------    -------  --------   -------  --------
Net (loss) income(2) ........................   $ (0.21)  $  0.16   $  0.38    $  0.53    $  0.07  $  (0.80)  $ (0.17) $  (0.97)
                                                =======   =======   =======    =======    =======  ========   =======  ========
Weighted average number of
  shares of common stock
  outstanding-basic .........................    48,124    57,594    59,211     59,331     41,611    41,647    41,647    44,020
                                                =======   =======   =======    =======    =======  ========   =======  ========
Diluted Earnings (Loss) Per Common Share:
  (Loss) income before extraordinary loss
    and cumulative effect of change in
    accounting principle(1) .................   $ (0.21)  $  0.16   $  0.37    $  0.53    $    --  $  (0.80)  $ (0.17) $  (0.94)
                                                -------   -------   -------    -------    -------  --------   -------  --------
Extraordinary loss ..........................        --        --        --         --         --        --        --     (0.03)
Cumulative effect of change in
  accounting principle(1) ...................        --        --        --         --       0.07        --        --        --
                                                -------   -------   -------    -------    -------  --------   -------  --------
Net (loss) income(2) ........................   $ (0.21)  $  0.16   $  0.37    $  0.53     $ 0.07  $  (0.80)  $ (0.17) $  (0.97)
                                                =======   =======   =======    =======    =======  ========   =======  ========
Weighted average number of shares of
  common stock outstanding-diluted ..........    48,124    57,777    59,878     59,640     41,611    41,647    41,647    44,020
                                                =======   =======   =======    =======    =======  ========   =======  ========

--------------

(1) The March 31, 1999 quarter has been restated to reflect the cumulative effect of the change in the accounting principle effective January 1, 1999.

(2)  Earnings per share are based on stand-alone quarters.

                              AMAZON TRANSPORT INC.
                                 BALANCE SHEETS

                                                    JUNE 30,        DECEMBER 31,
                                                      2000             1999
                                                   -----------      -----------
                                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................       $ 2,716,548      $ 3,263,011
  Accounts receivable ......................         2,466,221          715,810
  Bunkers ..................................           929,027          617,705
                                                   -----------      -----------
        Total current assets ...............         6,111,796        4,596,526
                                                   -----------      -----------

 Long-term assets:
    Vessel .................................        12,476,415       12,786,778
                                                   -----------      -----------
        Total long term assets .............        12,476,415       12,786,778
                                                   -----------      -----------
  Total assets .............................       $18,588,211      $17,383,304
                                                   ===========      ===========




                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................       $ 1,976,141      $ 1,796,786
                                                   -----------      -----------
    Total current liabilities ..............         1,976,141        1,796,786
                                                   -----------      -----------
    Total liabilities ......................         1,976,141        1,796,786
                                                   -----------      -----------
EQUITY:
  Share capital ............................               900              900
  Accumulated result 1/1 ...................        18,285,618       19,585,128
  Cash dividend ............................        (4,000,000)      (4,000,000)
  Capital contributions ....................         1,300,000        1,300,000
  Net income (loss) ........................         1,025,552       (1,299,510)
                                                   -----------      -----------
  Total equity .............................        16,612,070       15,586,518
                                                   -----------      -----------
  Total liabilities and equity .............       $18,588,211      $17,383,304
                                                   ===========      ===========



                       See notes to financial statements.

                              AMAZON TRANSPORT INC.
                              STATEMENTS OF INCOME


                                                FOR THE PERIOD
                                                JANUARY 1, 2000   FOR THE YEARS ENDED DECEMBER 31,
                                                  TO JUNE 30,     -------------------------------
                                                     2000             1999           1998
                                                  -----------      -----------     -----------
                                                  (UNAUDITED)
OPERATING INCOME AND COSTS
  Gross freight .............................     $ 6,908,628      $ 7,640,089     $15,647,357
  Voyage related costs ......................      (3,325,106)      (3,830,509)     (4,462,752)
                                                  -----------      -----------     -----------
  Net voyage revenue ........................       3,583,522        3,809,580      11,184,605
                                                  -----------      -----------     -----------

  Crew wages and social security ............        (670,304)      (1,477,085)     (1,284,936)
  Other operating costs .....................      (1,646,343)      (3,193,913)     (3,450,102)
                                                  -----------      -----------     -----------
  Profit before depreciation ................       1,266,875         (861,418)      6,449,567
  Depreciation ..............................        (310,363)        (620,726)       (620,726)
                                                  -----------      -----------     -----------
  Operating result ..........................         956,512       (1,482,144)      5,828,841
                                                  -----------      -----------     -----------

FINANCIAL INCOME AND COSTS
  Interest received .........................          71,300          202,156         323,555
  Net gain (loss) on foreign exchange .......          (1,660)         (18,652)        (39,461)
  Other financial costs .....................            (600)            (870)         (1,132)
                                                  -----------      -----------     -----------
  Net financial items .......................          69,040          182,634         282,962
                                                  -----------      -----------     -----------
  Net income (loss) .........................     $ 1,025,552      $(1,299,510)    $ 6,111,803
                                                  ===========      ===========     ===========


                       See notes to financial statements.

                              AMAZON TRANSPORT INC.
                            STATEMENTS OF CASH FLOWS


                                                        FOR THE PERIOD
                                                        JANUARY 1, 2000       FOR THE YEARS ENDED DECEMBER 31,
                                                           TO JUNE 30,        ---------------------------------
                                                              2000                 1999               1998
                                                         -----------            -----------         -----------
                                                           (UNAUDITED)
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES
Net (loss) income                                          $ 1,025,552          $(1,299,510)       $ 6,111,803
Depreciation                                                   310,363              620,726            620,726
Change in short-term assets                                 (2,061,733)           1,666,481           (349,306)
Change in short-term liabilities                               179,355           (2,557,359)         1,362,885
                                                           -----------          -----------        -----------
Net cash (used) provided by operating activities              (546,463)          (1,569,662)         7,746,108
                                                           -----------          -----------        -----------
CASH FLOW USED BY FINANCING ACTIVITIES
Cash dividends                                                    --             (4,000,000)        (4,000,000)
Capital contributions                                             --              1,300,000               --
                                                           -----------          -----------        -----------
Net cash (used) by financing activities                           --             (2,700,000)        (4,000,000)
                                                           -----------          -----------        -----------
Net (decrease) increase in cash and
  cash equivalents                                            (546,463)          (4,269,662)         3,746,108
Cash and cash equivalents beginning of year                  3,263,011            7,532,673          3,786,565
                                                           -----------          -----------        -----------
Cash and cash equivalents end of year                      $ 2,716,548          $ 3,263,011        $ 7,532,673
                                                           ===========          ===========        ===========


                       See notes to financial statements.

                              AMAZON TRANSPORT INC.

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999
                       AND THE PERIOD ENDED JUNE 30, 2000

1.   COMPANY

     Amazon Transport Inc. (the "Company" or "Amazon") was jointly owned by a wholly-owned subsidiary of OMI Corporation ("OMI") and Bergesen d.y. Shipping AS ("Bergesen d.y. Shipping"), a wholly-owned subsidiary of Bergesen d.y. ASA ("Bergesen") with interests of 49 and 51 percent, respectively. The Company began operating as a joint venture on December 3, 1988 for the purpose of owning and chartering commercial vessels. The Company owned and operated one vessel, the Settebello. On June 30, 2000, OMI purchased Bergesen d.y. Shipping's 51 percent share in the Company, and Amazon became a wholly-owed subsidiary of OMI.

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

     Cash Flows--Cash equivalents represent liquid investments which mature within 90 days. The carrying amount approximates fair value. The Company paid no interest for the period ended June 30, 2000 and in the two years ended December 31, 1999.

3.   RELATED PARTY TRANSACTIONS

     The Company had a management service agreement with Bergesen, who acted as technical and commercial managers of the Settebello until June 30, 2000. The Company paid Bergesen management fees of $136,335 for the period ended June 30, 2000, $267,291 for the year ended December 31, 1999 and $261,246 for the year ended December 31, 1998.

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

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders of
Amazon Transport Inc.

We have audited the accompanying balance sheet of Amazon Transport Inc. as of December 31, 1999 and the related statements of income and changes in financial position for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Transport Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years ended December 31, 1999 in conformity with the accounting principles disclosed in the notes to the financial statements which in all material respects are in agreement with International Accounting Principles.

ARTHUR ANDERSEN & CO.
Morten Drake
State Authorised Public Accountant (Norway)

Oslo, Norway
March 26, 2001

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial statements as indicated in the index is set forth on page
          26.

     2.   Financial Statement Schedules

          None.

     3.   The index to Exhibits is on page 60.

(b)  Reports on Form 8-K:

     OMI filed two reports on Form 8-K with the Commission during the last quarter of the fiscal period covered by this report. The first, dated October 25, 2000 announced the acquisition of a new Suezmax then being built for another shipowner, and the second, dated November 1, 2000, announced termination of an effort to raise equity in a private placement.

                                    EXHIBITS


  NUMBER       INCORPORATED BY REFERENCE TO                 DESCRIPTION OF EXHIBIT
  ------       ----------------------------                 ----------------------
      3(i)  Registration Statement on Form S-1          Articles of Association of OMI
            (No. 333-52771) Filed May 15, 1998

      3(ii) Registration Statement on Form S-1          By-laws
            (No. 333-52771) Filed May 15, 1998

      4.1   Registration Statement on Form S-3          Registration of 6,299,998 shares of common stock sold
            (No. 333-30230) Filed February 11, 2000     in a private placement

      4.2   Registration Statement on Form S-3          Registration of 9,583,000 shares of common stock sold
            (No. 333-33424) Filed March 28, 2000        in a private placement

      4.3   Form 8A Filed December 14, 1998             Registration Statement of Preferred Stock Purchase
                                                        Rights

      4.4   Registration Statement on Form S-3          Registration of 1,500,000 of common stock sold in a
            (No. 333-41468) Filed July 14, 2000         private placement

      4.5   Registration Statement on Form S-3          Registration  of 6,699,143  shares of common stock sold
            (No. 333-55308) Filed February 9, 2001      in two private placements

      4.6   Registration Statement on Form S-3          Registration  of 1,125,000  shares of common stock sold
            (No. 333-57346) Filed March 21, 2001        in a private placement

     10.1   Registration Statement on Form S-1          Form of Common Stock Certificate
            (No. 333-52771) Filed May 15, 1998

     10.2   Registration Statement on Form S-1          OMI Corporation Stock Option Plan (1)
            (No. 333-52771) Filed May 15, 1998

     10.3   Form S-8 Filed June 17, 1998                Employee Benefit Plan Registration Statement

     10.4   Form 10-Q Filed November 13, 1998           Form of OMI Employment Agreements for Senior
                                                        Executives (1)

     21                                                 Subsidiaries of the Company

------------

(1)  Denotes compensation plan and /or agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OMI CORPORATION

                                 By         /s/ CRAIG H. STEVENSON, JR.
                                   --------------------------------------------
                                           CRAIG H. STEVENSON, JR., PRESIDENT,
                                         CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                               CHIEF EXECUTIVE OFFICER
                                                    MARCH 30, 2001

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


               SIGNATURE                              TITLE                                DATE
               ---------                              -----                                ----
 /s/  CRAIG H. STEVENSON, Jr.                 President, Chief Executive Officer       March 30, 2001
----------------------------------------        and Director
      CRAIG H. STEVENSON, JR.

 /s/  MICHAEL KLEBANOFF                       Director                                 March 30, 2001
----------------------------------------
      MICHAEL KLEBANOFF

 /s/  ROBERT BUGBEE                           Director                                 March 30, 2001
----------------------------------------
      ROBERT BUGBEE

 /s/  JAMES N. HOOD                           Director                                 March 30, 2001
----------------------------------------
      JAMES N. HOOD

 /s/  EDWARD SPIEGEL                          Director                                 March 30, 2001
----------------------------------------
      EDWARD SPIEGEL

 /s/  JAMES D. WOODS                          Director                                 March 30, 2001
----------------------------------------
      JAMES D. WOODS

 /s/  DONALD C. TRAUSCHT                      Director                                 March 30, 2001
----------------------------------------
      DONALD C. TRAUSCHT

 /s/  KATHLEEN C. HAINES                      Senior Vice President, Treasurer,        March 30, 2001
----------------------------------------        Chief Financial Officer and
      KATHLEEN C. HAINES                        Chief Accounting Officer

