Form 10-Q
period 2001-03-31
OMI CORP/M I
filed 2001-05-15
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T
================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   For the quarterly period ended March 31, 2001
                                                  ---------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

         For the period from                      to
                             --------------------     -------------------

                                                      Commission File Number

                                                            001-14135


                                 OMI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Marshall Islands                                52-2098714
  -------------------------------                 ----------------------
    (State or other jurisdiction                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 One Station Place, Stamford, CT                           06902
 --------------------------------                 ----------------------
     (Address of principal                              (Zip Code)
       executive offices)

Registrant's telephone number, including area code (203) 602-6700
                                                  -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001:
                    ------------

            Common Stock, par value $0.50 per share 67,318,423 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX



PART I:  FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Operations (unaudited) for the three months ended
         March 31, 2001 and 2000                                             3

         Condensed Consolidated Balance Sheets-
         March 31, 2001 (unaudited) and December 31, 2000                    4

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity for the year ended December 31, 2000 and the (unaudited)
         three months ended March 31, 2001                                   5

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000                  6

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                                              7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     13

Item 3   Quantitative and Qualitative Disclosures About Market Risk         26


PART II: OTHER INFORMATION                                                  27


SIGNATURES                                                                  28

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           2001           2000
                                                         --------      ---------
Revenues                                                 $ 60,045      $ 30,816
                                                         --------      --------
Operating Expenses:
  Vessel and voyage                                        15,432        12,907
  Charter hire                                              2,663         4,599
  Depreciation and amortization                             7,072         3,556
  General and administration                                2,708         2,706
  (Gain)loss on disposal/write down
    of vessels-net                                         (1,440)       12,619
                                                         --------      --------
Total operating expenses                                   26,435        36,387
                                                         --------      --------
Operating income (loss)                                    33,610        (5,571)
                                                         --------      --------
Other(Expense)Income:
  Interest expense                                         (6,333)       (5,551)
  Interest income                                             616           381
  Loss on disposal of joint
    venture investment                                       --            (536)
  Other-net                                                   280         1,448
                                                         --------      --------
  Net other expense                                        (5,437)       (4,258)
                                                         --------      --------
Income (loss) before equity in
  operations of joint ventures                             28,173        (9,829)
Equity (loss) in operations of
  joint ventures                                              205          (141)
                                                         --------      --------
Net income (loss)                                        $ 28,378      $ (9,970)
                                                         ========      ========
Basic earnings (loss) per common share:
  Net income (loss)                                      $   0.46      $  (0.21)
Diluted earnings (loss) per share:
  Net income (loss)                                      $   0.45      $  (0.21)



See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                        --------    ------------
                                                       (UNAUDITED)
ASSETS
Current Assets:
  Cash, including cash equivalents:
    2001-$25,296; 2000-$28,581                          $ 29,086     $ 35,328
  Receivables:
    Traffic receivables, net of allowance for
      doubtful accounts of $1,751 in 2001 and
      $685 in 2000                                        17,204       22,398
    Other                                                  2,128        2,775
  Other prepaid expenses and current assets                5,327        6,050
  Vessel held for sale                                    13,938         --
                                                        --------     --------
       Total Current Assets                               67,683       66,551
                                                        --------     --------
Vessels and other property, at cost                      623,653      534,814
Construction in progress                                  42,317        2,905
                                                        --------     --------
  Total vessels and other property                       665,970      537,719
Less accumulated depreciation                             57,301       50,304
                                                        --------     --------
       Vessels and other property-net                    608,669      487,415
                                                        --------     --------
Restricted Cash                                           11,299       10,649
Investments in, and advances to joint ventures             2,609        5,610
Long-term notes receivable                                 6,887        6,887
Other assets and deferred charges                         11,700       14,392
                                                        --------     --------
       Total Assets                                     $708,847     $591,504
                                                        ========     ========
LIABILITIES AND STOCKHOLERS' EQUITY
Current Liabilities:
  Accounts payable                                      $  5,441     $  6,349
  Accrued Liabilities:
    Voyage and vessel                                      2,132        1,370
    Interest                                               1,689        1,387
    Other                                                  3,233        5,252
  Deferred gain on sale of vessel                           --          2,738
  Current portion of long-term debt                       54,386       40,577
                                                        --------     --------
       Total Current Liabilities                          66,881       57,673
                                                        --------     --------
Long-term debt                                           309,894      275,986
Other liabilities                                          3,196        3,142
Stockholders' equity                                     328,876      254,703
                                                        --------     --------
       Total Liabilities & Stockholders' Equity         $708,847     $591,504
                                                        ========     ========



See notes to condensed consolidated financial statements

                                                   OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE (UNAUDITED)
                                                   THREE MONTHS ENDED March 31, 2001
                                                            (IN THOUSANDS)

                                                                                           Accumulated
                                                                                Retained       Other                        Total
                             Common Stock     Capital   Treasury    Deferred    Earnings  Comprehensive  Comprehensive Stockholders'
                            Shares   Amount   Surplus    Stock    Compensation  (Deficit)  Income (Loss)  Income (Loss)    Equity
                            ------  -------  --------   --------  ------------ ----------  -------------  ------------- ------------
Balance as of
  January 1, 2000           49,394  $24,697  $218,869   $(8,834)       --      $(62,966)         --                        $171,766

Comprehensive income:
  Net income                                                                     53,085                     $ 53,085         53,085
  Unrealized loss on
    securities                                                                                $ (258)           (258)          (258)
Comprehensive income
                                                                                                            --------
                                                                                                            $ 52,827
                                                                                                            ========
Issuance of common stock    11,710    5,855    20,984                                                                        26,839
Exercise of stock options      320      160     1,268                                                                         1,428
Issuance of stock options                       2,324              $ (1,313)                                                  1,011
Amortization of deferred
  compensation                                                          832                                                     832
                            ------ -------- ---------   -------    --------    --------       ------                       --------
Balance at
  December 31, 2000         61,424   30,712   243,445    (8,834)       (481)     (9,881)        (258)                       254,703

Comprehensive income:
  Net income                                                                     28,378                     $ 28,378         28,378
  Net change in valuation account                                                                                --
                                                                                                            --------
Comprehensive income                                                                                        $ 28,378
                                                                                                            ========
Issuance of common stock     6,706    3,353    42,176                                                                        45,529
Exercise of stock options       72       36       144                                                                           180
Issuance of stock options                          (8)                    8                                                      --
Retirement of treasury
  stock                     (2,028)  (1,014)   (7,820)    8,834
Amortization of deferred
  compensation                                                           86                                                      86
                            ------ -------- ---------   -------    --------    --------       ------                       --------
Balance at March 31, 2001
  (unaudited)               66,174 $ 33,087 $ 277,937   $   --     $   (387)   $ 18,497       $ (258)                      $328,876
                            ====== ======== =========   =======    ========    ========       ======                       ========



See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                2001         2000
                                                              --------    ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                             $ 28,378    $  (9,970)
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                              7,072        3,556
      Amortization of lease reserve                               (231)        (692)
      Amortization of deferred gain on sale of vessel             (788)        (788)
      Amortization of deferred compensation                         86         --
      (Gain)/Loss on disposal and write downs of vessels        (1,440)      12,619
      Loss on disposal/write down of investments                  --            536
      Equity in operations of joint ventures -
        net of dividends received                                2,128        1,349
  Changes in assets and liabilities:
    Decrease (increase) in receivables and other
      current assets                                             6,380       (2,648)
    Advances to joint ventures and affiliates-net                  (43)        (131)
    (Increase)decrease in other assets and deferred charges       (217)       1,007
    Decrease in accounts payable and accrued liabilities        (1,123)      (2,128)
    Increase (decrease) in other liabilities                        54         (295)
    Other                                                         (868)          60
                                                              --------    ---------
Net cash provided by operating activities                       39,388        2,475
                                                              --------    ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property                      (92,269)     (31,677)
  Proceeds from disposition of vessels                            --          4,543
  Proceeds from disposition of a joint venture                    --          2,373
  Investment in joint ventures-net                                 916         --
  Proceeds from notes receivable                                   575        5,100
  Payments for investments                                        (533)      (1,467)
  Escrow of funds                                                 (500)        (750)
                                                              --------    ---------
Net cash used by investing activities                          (91,811)     (21,878)
                                                              --------    ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds on debt refinanced                                     --        264,500
  Payments on debt refinanced                                     --       (257,850)
  Proceeds from issuance of debt                                58,000       27,000
  Payments on debt                                             (10,283)      (6,140)
  Proceeds (payments) from issuance of common stock-net         (1,227)      17,820
  Payments for debt issue costs                                   (309)      (3,783)
                                                              --------    ---------
Net cash provided by financing activities                       46,181       41,547
                                                              --------    ---------

Net (decrease) increase in cash and cash equivalents            (6,242)      22,144
Cash and cash equivalents at beginning of year                  35,328        7,381
                                                              --------    ---------
Cash and cash equivalents at end of period                    $ 29,086    $  29,525
                                                              ========    =========


See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

     The consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

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

     Newly Issued Accounting Standards-- In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133," the provisions of SFAS 133 were adopted by the Company as of January 1, 2001. Adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's results of operations or financial position during the first quarter of 2001.

NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENT

As of March 31, 2001 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
  variable rates of the London Interbank Offering
  Rate ("LIBOR")(1) ................................................   $ 357,931
10.25% Unsecured Senior Notes due 2003 .............................       4,357
 7.00% Convertible Note due 2004 ...................................       1,992
                                                                       ---------
    Total ..........................................................     364,280
    Less current portion of long-term debt .........................      54,386
                                                                       ---------
Long-term debt .....................................................   $ 309,894
                                                                       =========

(1) Rates at March 31, 2001 ranged from 6.1881 percent to 6.8125 percent (including margins).

     In January 2001 the Company obtained a $35,000,000 term loan to partially finance the delivery of a Suezmax newbuilding (see Note 5). The loan will be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1,670,000 each, and the next 12 in the amount of $1,170,000 each, with a balloon payment in the amount of $14,280,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin at March 31, 2001 was 1.5% until April 12, 2001 at which time it was reduced to 1.25%.

     On March 1, 2001 the Company obtained a credit facility of $23,000,000 to finance the purchase of three product carriers acquired in February and March 2001 (see Note 5). The loan, which bears interest at LIBOR plus 1.5%, matures in one year; however, the Company has the option to renew the loan for an additional year after paying principal of $4,000,000.

     In April 2001 the Company obtained a $19,000,000 term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan will be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1,250,000 each, and the next 10 in the amount of $750,000 each, with a balloon payment in the amount of $6,500,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin when the loan was drawn was 1.25%.

Restrictive Covenants

     The loan agreements contain restrictive covenants as to working capital and net worth. The Company's banks require maintenance of specified financial ratios and collateral values; and restrict the Company's ability to pay dividends. As of March 31, 2001, the Company was in compliance with its covenants. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited.

Interest Rates

     The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at March 31, 2001 was LIBOR plus the margin above LIBOR of 1.5% until April 12, 2001 at which time it was reduced to 1.25%.

NOTE 3 - EARNINGS PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method and the conversion of the 7.00% convertible note due 2004.

     The components of the denominator for the calculation of basic and diluted earnings per share is as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          ---------------------
(in thousands, except per share                            2001           2000
amounts)                                                  ------        -------

BASIC EARNINGS PER SHARE:
  Weighted average common shares
    outstanding ......................................    62,182         48,124
                                                          ======        =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Weighted average common shares
  outstanding ........................................    62,182         48,124
  Options ............................................       457           --
  7% Convertible notes ...............................       260           --
                                                          ------        -------
Weighted average common shares
  Outstanding-diluted ................................    62,899         48,124
                                                          ======        =======
BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) ..................................    $ 0.46        $ (0.21)
                                                          ======        =======
DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) ..................................    $ 0.45        $ (0.21)
                                                          ======        =======

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three months ended March 31, 2000 because the effect of the average price of OMI's stock was less than the stock conversion price of $7.375. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share for the three months ended March 31, 2000 because the grant prices exceeded the average price of OMI stock.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 2001 and 2000 interest paid totaled approximately $6,483,000 and $4,702,000, respectively.

     During February and March 2001, the Company issued approximately 6,699,000 shares at $7.00 per share for a total of value of $46,893,000 (not including fees paid in cash) as partial payment for the acquisitions of three vessels and for two vessels under construction (see Note 5).

     During February 2000, OMI issued 599,998 shares at $2.50 per share for a total value of $1,500,000 as partial payment for the acquisition of the LOIRE, which was acquired in March 2000.

     During March 2001 and March 2000, OMI issued a total of 6,154 shares at $6.50 to two directors and 26,667 shares at $2.25 to three directors in lieu of their annual fees of $20,000 for each director.

NOTE 5 - ACQUISITIONS

     During January 2001, a new Suezmax vessel, the SOMJIN, was delivered from the shipyard. Total capitalized costs aggregated approximately $61,375,000 including a $6,000,000 deposit paid to the owner of the construction contract in 2000. The vessel was partially financed upon delivery (see Note 2).

     During February and March 2001, OMI acquired two 1990 built and one

1989 built product carriers for an aggregate contract price of approximately $41,250,000. OMI issued 2,650,000 shares of common stock during February and March 2001 as partial payment for the vessels and financed the balance of the purchase (see Note 2). In April 2001, OMI agreed to sell one of the 1990 built product carriers for $14,800,000. OMI will recognize a gain on the sale of approximately $600,000. This vessel is expected to be delivered in May 2001.

     During April 2001, OMI acquired one 35,000 deadweight metric ton ("dwt") product carrier built in 2000 for $29,000,000 (a 10 percent cash deposit was made March 2001). OMI issued 1,125,000 shares of its common stock to the seller at $8.00 per share and financed a portion of the balance (see Note 2). To the extent that the average of the closing prices for 120 trading days following registration is less than $8.00 per share, OMI is obligated to pay the difference between $8.00 and that average. If the price equals or exceeds $8.00 per share for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is $2,250,000.

     During April 2001, OMI agreed to acquire two 37,000 dwt product carriers for $30,500,000 each, which are under construction in South Korea. Deliveries of these vessels are expected in September and October of 2001.

     During May 2001, OMI agreed to acquire two 1993 built 35,000 dwt crude oil carriers, which have remaining time charters in excess of four years on each vessel. The charterer has three one-year options. The aggregate purchase price of $43,500,000 will be paid in cash (partially financed) and stock. OMI will issue 2,000,000 shares of common stock at $8.00 per share, with no price guarantee, as partial payment. Delivery of these vessels are expected in June 2001.

NOTE 6 - FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and "dirty" products. This fleet includes three sizes of vessels, Suezmax, ULCC and Panamax (the 2000 results include the aframax vessel sold in March 2000).

     Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, handymax and handysize vessels.

     The following is a summary by major operating segments:

                                                           FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                           --------------------
(in thousands)                                               2001        2000
                                                           --------    --------
TOTAL REVENUES:
  Crude Oil Tanker Fleet ................................  $ 43,654    $ 22,017
  Product Carrier Fleet .................................    16,315       8,799
  Other .................................................        76        --
                                                           --------    --------
    Total ...............................................  $ 60,045    $ 30,816
                                                           ========    ========
TIME CHARTER EQUIVALENT REVENUES: (1)
  Crude Oil Tanker Fleet ................................  $ 37,689    $ 16,631
  Product Carrier Fleet .................................    15,688       8,831
  Other .................................................        65         194
                                                           --------    --------
    Total ...............................................  $ 53,442    $ 25,656
                                                           ========    ========

INCOME (LOSS) BEFORE EQUITY IN OPERATIONS OF JOINT
  VENTURES:
  Crude Oil Tanker Fleet (2) ............................  $ 23,326    $  5,194
  Product Carrier Fleet (2) .............................     6,384     (11,829)
  General and administrative expense
    not allocated to vessels ............................    (1,636)     (1,406)
  Other .................................................        99      (1,788)
                                                           --------    --------
    Total ...............................................  $ 28,173    $ (9,829)
                                                           ========    ========

(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income (loss) includes gain (loss) on disposal/write down of vessels-net see below:

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                             2001        2000
                                                           -------    ---------
     Crude Oil Tanker Fleet                                $ 1,440    $     --
     Product Carrier Fleet                                     --       (12,619)
                                                           -------    ---------
     Gain (loss) on disposal/write down of vessels-net     $ 1,440    $ (12,619)
                                                           =======    =========

During the three months ended March 31, 2001 and 2000, mortgage debt of OMI Corporation and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.


NOTE 7 - OTHER COMMITMENTS

     During May 2001, OMI agreed to sell a 2000 built Suezmax tanker. OMI will recognize a gain of approximately $18,000,000 from the sale of the vessel. The vessel is expected to be delivered in the third quarter of 2001.

     During November 2000, OMI contracted to purchase a 47,000 dwt product tanker at an approximate cost of $28,750,000 to be delivered in February 2002 from a Japanese shipyard. In January and March 2001, OMI exercised options to purchase two 47,000 dwt product carriers at an approximate aggregate cost of $58,200,000 to be delivered from the same shipyard in March 2002 and the first half of 2003. OMI has two remaining options to purchase handymax product carriers from the same yard.

     During January 2001, OMI acquired two shipbuilding contracts for Suezmax vessels for an aggregate of $107,600,000; the vessels will be delivered in September and October 2002. In February 2001, the Company issued 4,049,000 shares of common stock at $7.00 per share as partial payment for these contracts. OMI is also obligated to pay additional cash representing the amount by which $7.00 exceeds the difference between $7.00 and the higher of (i) the average of the closing prices for a 120 day period following registration of the shares and (ii) $5.00 per share. If the price equals or exceeds $7.25 for 30 days during the period (ten of which must be consecutive), the obligation terminates. The 120 day period ends on June 22, 2001. Currently, based on the average of the closing prices, the result in a payment would be approximately $143,000.

NOTE 8-STOCKHOLDERS' EQUITY

Stock Based Compensation

     During the quarter ended March 31, 2001, in accordance with APB No. 25, the Company recorded compensation expense of $86,000 relating to stock options. There was no compensation expense related to stock options for the quarter ended March 31, 2000. The 2001 compensation expense is recorded in general and administrative expense in the statements of operations.

     As of March 31, 2001, capital surplus was debited for $8,000 relating to the current quarter's compensation expense and deferred compensation relating to the above option plan at OMI's stock price at March 31, 2001.

Treasury Stock

     On March 31, 2001 the Board of Directors resolved to retire 2,028,000 shares of treasury stock aggregating $8,834,000.

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

GENERAL

Overview

     OMI is one of the largest publicly-traded providers of energy transportation services in the world. Our ships carry crude oil and refined petroleum products in international markets for major oil companies.

     OMI's net income was $28.4 million or $0.46 basic earnings per share ("EPS"), $0.45 diluted EPS, for the first quarter 2001 compared to a net loss of $10.0 million or $0.21 basic/diluted loss per share for the first quarter 2000. The first quarter 2001 results included a gain on disposal of $1.4 million resulting from the early termination of two time charters. The gain from the early termination of the charters include the accelerated amortization of the provision for loss on lease obligation on one of the vessels and the accelerated amortization on the deferred gain on sale of the other vessel. Included in the net loss of $10.0 million for the quarter ended March 31, 2000 were losses aggregating $13.2 million from the disposal of three vessels of $9.6 million, the write down of two vessels of $3.0 million and loss on the disposal of a joint venture investment of $0.5 million.

FLEET REPORT

OMI's Fleet

     OMI's fleet currently comprises 25 vessels (including the product carrier delivered in April 2001), consisting of seven Suezmaxes, three Panamax product tankers currently carrying crude oil, fourteen handysize and handymax product carriers, and one ultra large crude carrier ("ULCC"). We expect the delivery of two 1993 built crude oil carriers in June 2001 and of two new product carriers under construction in September and October 2001. One handysize product carrier under contract to be sold, is expected to be delivered to its new owners in May 2001. One Suezmax tanker, contracted to be sold, is expected to be delivered in the third quarter 2001. In addition, OMI has under construction two Suezmaxes and two handymaxes for 2002 delivery and one handymax with a 2003 delivery.

     Our objective is to operate a high quality, well-maintained, modern fleet of vessels that are concentrated in selected markets. Large fleets of uniform-sized younger vessels offer many advantages to customers, as well as being able to maintain lower operating costs. In recent years, we have sought to increase the size of, and modernize our fleet. OMI began purchasing construction contracts in 2000. By purchasing such contracts for vessels already under construction, we obtain earlier access to the vessels than we would if we ordered from the shipyards and we increase the size of our fleet without increasing the supply of tonnage. In 2001, we acquired two Suezmax construction contracts from another owner. We have also contracted for three handymax newbuildings, and have available options to purchase two more handymax vessels.

          The Company's fleet currently consists of 25 vessels as follows:

                                              Number          Deadweight Ton
                                           of Vessels             ("dwt")
                                           ----------       -------------------
Crude Oil Fleet:

  1998-2001 built Suezmax vessels (1)           6           150,000-160,000 dwt
  1999 Suezmax vessel chartered-in              1           157,000 dwt
  1980's built Panamax vessels                  3            66,000 dwt
  1986 built ULCC                               1           322,000 dwt
                                              ----
    Total                                      11
                                              ----

Product Carrier ("Clean") Fleet:

  2000 built handymax product                   2            47,000 dwt
  1999-2000 built handysize product (2)         3            35,000 dwt
  1984-1991 built handysize product (3)         9            29,000-35,000 dwt
                                              ----
    Total                                      14
                                              ----

(1)  Includes one Suezmax newbuilding, which was delivered January 2001
(2)  Includes one 2000 built product carrier delivered in April 2001
(3) Includes three 1989-1990 built product carriers delivered in February and March 2001, one of which is scheduled for sale.

RECENT ACTIVITIES

During 2001 OMI:

(a) agreed to acquire two 1993 built 35,000 dwt crude oil carriers, which have remaining time charters in excess of four years on each vessel (plus options).
(b) agreed to sell a 2000 built Suezmax tanker, recognizing a gain on sale of approximately $18.0 million upon delivery in the third quarter 2001.
(c) acquired a 2000 built 35,000 dwt product carrier from another owner and contracted time charters for three years.
(d) acquired two 1990 and one 1989 built product carriers. Agreed to sell one of the 1990 built vessels.
(e) took delivery of a new Suezmax tanker from the shipbuilder, the contract for which was acquired from another owner.
(f) agreed to acquire two shipbuilding contracts for Suezmax vessels from another owner to be delivered in September and October 2002.
(g) exercised options to purchase two 47,000 dwt product carriers to be delivered in March 2002 and the first half of 2003.
(h) redelivered two Suezmax vessels in accordance with early termination clauses of charter hire agreements and received $1.0 million for each vessel in early termination fees.
(i) extended two time charters for an additional two years for handysize newbuildings delivered in 1999.

Market Overview

     Tanker charter rates are determined in a highly competitive market and depend on the supply of and demand for tanker capacity. Demand for tankers depends primarily on the volume of crude oil and petroleum products transported as well as the distance over which it is carried. Such demand is a function of world economic conditions and the resultant need for oil, world oil production and consumption patterns as well as events, which interrupt oil production, trade routes and consumption. The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrapings and the behavior of tanker users as well as the operating efficiency of the existing fleet.

Suezmax Tanker Overview

     After a strong tanker market throughout 2000 and freight rates that in the fourth quarter reached levels not seen since the early 1970s, crude tanker TCEs softened in the first quarter of 2001 but were well above the TCE level prevailing at the same time last year. The TCEs softened mainly as a result of lower Iraqi oil exports due to an oil pricing dispute with the United Nations and OPEC's decision to reduce its oil production quotas by 1.5 million barrels per day ("b/d") beginning February 1, 2001 to support oil prices. Subsequently, OPEC has decided to cut its oil production quotas by an additional
1.0 million b/d beginning April 1, 2001.

     The OPEC oil production cut and less Iraqi oil exports have resulted in low oil stocks at the end of the first quarter 2001 and are expected to reduce the second quarter usual oil stock build. This is expected to result in stronger oil and tanker markets in the second half of 2001 as world economic activity improves and oil supply/demand fundamentals become materially tighter.

Product Tanker Overview

     The improvement of the product tanker market, which began early last year continued in the first quarter of 2001 and average TCEs for handysize product tankers in the Caribbean reached very high levels not seen since early 1991. This was the result of increasing oil demand in the Atlantic basin at a time when oil product inventories were at low levels, in addition to reduced preference by charterers for older vessels in favor of quality product tanker tonnage and the modest product tanker fleet increase so far this year.

     The strong product tanker market is expected to continue in the foreseeable future due to the expected increase in world oil demand, notwithstanding the current economic slowdown in the U.S.A., the continued tight oil product markets in the Atlantic region (especially for gasoline in the U.S.A.), and relatively low product inventories in the major oil consuming areas (i.e. North America, Western Europe and Japan). Another reason for the strong product tanker market is the expected modest product tanker fleet growth given the orderbook for delivery in 2001 and the continued deletion of old product tankers due to stringent environmental regulations.

Regulatory Update

     The International Maritime Organization ("IMO") agreed on April 27, 2001 to eliminate single-hulled tankers beginning in 2003. Single-hulled tankers without segregated ballast (SBT) or hydrostatic ballast loading (HBL) capabilities will be phased out in the 2003-2007 period, while single-hulled tankers with SBT or HBL will be phased out by the end of 2015. In both cases some exceptions apply. The IMO allows any state to bar single-hulled tankers from entering its ports after 2015. The acceleration of the phasing out of older vessels will ultimately benefit owners with younger and modern fleets, such as OMI.

Results of Operations

     Results of operations of OMI Corporation include operating activities of the Company's vessels. The following discussion explains our operating results in terms of net voyage revenues and TCE revenues. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). Consistent with industry practice, we use TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

     Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner's account. A single voyage charter is often referred to as a "spot market" charter. Vessels in the spot market may also spend time idle or laid up as they await business.

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

     Currently, the majority of the fleet, except for our ULCC, one Suezmax and five product carriers, operate in the spot market. In the discussion that follows total operating days are net of offhire days. Offhire days are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel.

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

Voyage Revenues less Vessel and Voyage Expenses.

For the Three Months Ended March 31, 2001 Versus March 31, 2000

     Net voyage revenues of $42.0 million for the three months ended March 31, 2001 increased by a net $28.7 million from $13.3 million for the three months ended March 31, 2000. Net voyage revenues for the first quarters ended March 31, 2001 and 2000 were as follows by market segments in which OMI primarily operates.

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        -----------------------
                                                          2001            2000
                                                        -------         -------
in millions
VOYAGE REVENUES (NET OF COMMISSIONS):
Crude Oil Fleet                                         $  43.6         $  22.0
Product Carrier Fleet                                      16.3             8.8
All Other                                                   0.1            --
                                                        -------         -------
Total                                                   $  60.0         $  30.8
                                                        =======         =======
VOYAGES EXPENSES:
Crude Oil Fleet                                         $   6.1         $   5.4
Product Carrier Fleet                                       0.6            --
All Other                                                  (0.1)           (0.2)
                                                        -------         -------
Total                                                   $   6.6         $   5.2
                                                        =======         =======
TCE REVENUES
Crude Oil Fleet                                         $  37.5         $  16.6
Product Carrier Fleet                                      15.7             8.8
All Other                                                   0.2             0.2
                                                        -------         -------
Total                                                   $  53.4         $  25.6
                                                        =======         =======
VESSEL EXPENSES (INCLUDES CHARTER HIRE):
Crude Oil Fleet                                         $   7.4         $   7.9
Product Carrier Fleet                                       4.0             4.2
All Other                                                  --               0.2
                                                        -------         -------
Total                                                   $  11.4         $  12.3
                                                        =======         =======
NET VOYAGE REVENUES:
Crude Oil Fleet                                         $  30.1         $   8.7
Product Carrier Fleet                                      11.7             4.6
All Other                                                   0.2            --
                                                        -------         -------
Total                                                   $  42.0         $  13.3
                                                        =======         =======

Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

     During the first quarter 2001, OMI owned or operated 11 crude oil carriers, (not including the two chartered-in vessels redelivered in 2001), compared to 9 crude oil carriers operating during the first quarter 2000 (not including the aframax sold in 2000). Changes between the 2000 first quarter and the 2001 first quarter fleet were from the following; (1) purchase of a Suezmax vessel in January 2001 (2) redelivery of two chartered-in vessels in January and March 2001 (3) delivery of two Suezmax newbuildings, which began their first voyages in the second quarter of 2000 (4) acquisition of one ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner and (5) sale of aframax vessel in March 2000.

     Net Voyage revenues earned by the crude oil fleet for the three months ended March 31, 2001 were $30.1 million, an increase of $21.4 million over the three months ended March 31, 2000.

     The following table sets forth comparative operating results for the crude oil fleet for the three months ended March 31, 2001 versus the three months ended March 31, 2000:

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      2001           2000
                                                    -------        -------
in millions
CRUDE FLEET:
SUEZMAXES:
TCE revenue                                         $  26.4        $  11.9
Vessel expenses                                         2.8            1.6
Charter hire expense                                    2.7            4.6
                                                    -------        -------
Net voyage revenue                                  $  20.9        $   5.7
                                                    =======        =======
ULCC:
TCE revenue                                         $   3.5        $  --
Vessel expenses                                         0.5           --
Charter hire expense                                   --             --
                                                    -------        -------
Net voyage revenue                                  $   3.0        $  --
                                                    =======        =======
PANAMAXES:
TCE revenue                                         $   7.7        $   3.7
Vessel expenses                                         1.5            1.5
Charter hire expense
                                                    -------        -------
Net voyage revenue                                  $   6.2        $   2.2
                                                    =======        =======
AFRAMAX & OTHER:
TCE revenue                                         $  --          $   1.0
Vessel expenses                                        --              0.2
Charter hire expense
                                                    -------        -------
Net voyage revenue                                  $  --          $   0.8
                                                    =======        =======
TOTAL CRUDE FLEET NET VOYAGE REVENUE                $  30.1        $   8.7
                                                    =======        =======

Fluctuations in each of the crude oil fleet vessel types were as follows:

Suezmaxes- The crude oil fleet net voyage revenue of $20.9 million for the first quarter 2001, increased $15.2 million from net voyage revenue of $5.7 million during the first quarter 2000. Increases in the Suezmax fleet in the first quarter 2001 resulted from (1) acquisition of three vessels (SOMJIN, SOYANG and LOIRE) whose earnings aggregated $8.4 million (2) increases in TCE revenue for vessels operating in the spot market aggregating approximately $5.1 million and
(3) increases in the two chartered-in vessels of approximately $1.7 million primarily for lower charter hire expenses and adjustments relating to early termination of the charters.

     The owner of OMI's two time chartered Suezmax tankers gave notice of early termination as permitted under the charters; one vessel was redelivered in January 2001 and the other vessel was redelivered in March 2001. As stated in the charter hire agreements, OMI received $1.0 million for the early termination upon redelivery of each vessel. This fee is included in earnings in the first quarter of 2001. As the vessel redelivered in March 2001 is under time charter contract to an oil company until August 2001, a substitute vessel that had been operating in the spot market is completing this time charter.

     Six of our Suezmax vessels have been operating in a marketing alliance with other vessels that are operated by our joint venture, Alliance Chartering LLC ("Alliance"), which is jointly owned with Frontline Ltd., a major international shipping company. Alliance charters approximately 45 vessels and principally trades from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast.

     Average daily TCE revenue (which includes waiting time) earned in 2000 and 2001 was as follows: $22,723 in the first quarter 2000, $27,185 in the second quarter 2000, $42,041 in the third quarter 2000, $49,390 in the fourth quarter 2000 and $38,357 in the first quarter 2001. The increase in rates in the first quarter 2001 (although lower than the fourth quarter rates) over the first quarter 2000 for these vessels are consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors discussed in the Market Overview.

ULCC- Increase in net voyage revenues of $3.0 million during the first quarter 2001 was the result of OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000. This vessel's earnings were accounted for in equity in operations of joint ventures at 49.0 percent during the first quarter 2000.

Panamaxes- Increases of $4.0 million in the Panamax net voyage revenues for the three months ended March 31, 2001 over the 2000 first quarter was the result of better performance of the Star Tankers pool. Increased rates for Panamax vessels operating in the pool during the first quarter 2001 resulted from steady demand as a result of improved tanker market fundamentals.

Aframax and Other-Earnings for the aframax and other adjustments relating to the settlement of accruals for vessels previously sold were included in this group for the three months ended March 31, 2000.

Product Carrier Fleet

     At March 31, 2001, OMI owned 13 product carriers, six handysize vessels which operated in the IPC pool until April 2001, three product carriers on spot charters and four product carriers on time charter. Changes in the product carrier fleet from the first quarter 2000 to the first quarter 2001 were as follows: (1) three handysize product carries built 1989-1990 were acquired in February and March 2001, and operate in the spot market (2) two handymax newbuildings were delivered in September and November 2000 and began two-year time charters with an oil company and (3) four product carriers were sold, three in May and one in August 2000.

The following table sets forth comparative operating results for the product carrier fleet for the three months ended March 31, 2001 and March 31, 2000.

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        2001            2000
                                                      -------          ------
in millions
CLEAN FLEET:

PRODUCTS IN SPOT MARKET:
TCE revenue                                           $  10.9          $  6.5
Vessel expenses                                           2.8             3.6
Charter hire expense                                     --               --
                                                      -------          ------
Net voyage revenue                                    $   8.1          $  2.9
                                                      =======          ======
PRODUCTS ON TIME CHARTER:
TCE revenue                                           $   4.8          $  2.3
Vessel expenses                                           1.2             0.6
Charter hire expense                                     --               --
                                                      -------          ------
Net voyage revenue                                    $   3.6          $  1.7
                                                      =======          ======

Total Clean Fleet Net Voyage Revenue                  $  11.7          $  4.6
                                                      =======          ======

     Net voyage revenues earned by the product carrier fleet for the three months ended March 31, 2001 was $11.7 million, which is an increase of $7.1 million over the three months ended March 31, 2000. Fluctuations in each of the product carrier groups were as follows:

     Product Carriers-During the first quarter 2001, six (10 during the first quarter 2000) of the Company's handysize product tankers were operating on time charters to a joint venture, IPC, in a marketing alliance. Time charter rates from this venture reflect spot market rates since they were adjusted periodically with pool profits. The vessels operating in this pool have been redelivered to OMI at various dates between March and April 2001. OMI continues to operate the vessels in similar spot market trades as IPC had during the first quarter 2001. The three vessels delivered in February and March 2001 are also operating in the spot market.

     Increases in net voyage revenues of $5.2 million for the three months ended March 31, 2001, reflect the net increase in profits earned (of approximately $5.8 million) from the six vessels that were operating in the IPC pool during the first quarter 2001. The increase in the earnings of these vessels in 2001 were offset by lower earnings of approximately $1.2 million from four vessels disposed of in 2000 (the four vessels sold in 2000 operated a total of 364 more days during the three months ended March 31, 2000). Net voyage revenue of approximately $0.6 million contributed to the increase in 2001 from the three vessels acquired in the first quarter that operated in the spot market an aggregate of 77 days during the three months ended March 31, 2001.

     Average daily TCE revenue earned (which includes waiting time, vessels sold in 2000 and vessels acquired in 2001) was as follows: $7,206 in the first quarter 2000, $10,847 in the second quarter 2000, $12,774 in the third quarter 2000, $14,995 in the fourth quarter 2000 and $17,542 in the first quarter 2001. The increase in rates for these vessels are consistent with the rise in the TCE rates for this sector and are expected to continue to be strong primarily because of increased demand for oil, low inventory levels and other factors discussed in the Market Overview.

     Product Carriers (on time charter)- Increases in net voyage revenue of $1.9 million for the three months ended March 31, 2001, relate to earnings from the two handymax product carriers, which were delivered September and November 2000. Earnings for this group increased primarily from 180 more operating days in the first quarter 2001 for the two vessels operating on a two year time chartered at $14,500 per day to an oil company net of vessel operating expenses.

Other Operating Expenses.

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G & A") expenses and (gain) loss on disposal/ write down of vessels-net. For the three months ended March 31, 2001, these expenses decreased $10.6 million to $8.3 million, from $18.9 million for the three months ended March 31, 2000.

     Depreciation and amortization-Depreciation expense increased a net of $3.5 million for the three months ended March 31, 2001 over the three months ended March 31, 2000. The first quarter 2001 included depreciation expense on the two new Suezmaxes, which began operating in the second quarter of 2000, the ULCC vessel acquired June 2000, two handymax vessels acquired in the fourth quarter of 2000, the Suezmax vessel acquired January 2001 and the three product carriers purchased in February and March 2001. In addition to depreciation expense on newly acquired vessels, we had additional depreciation expense in the first quarter of 2001 for five vessels that we had included as vessels to be disposed of during the first quarter 2000. These vessels are no longer required to be sold under our primary credit facility, which was amended in the latter part of 2000.

General and administrative-G & A expense had no significant fluctuation for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

(Gain) loss on disposal/write down of vessels-net-The net loss decreased $14.0 million for the three months ended March 31, 2001 from a loss of $12.6 million for the three months ended March 31, 2000.

     The early redelivery of the two chartered-in vessels in 2001 resulted in a net gain of $1.4 million included in the first quarter 2001 results of operations. Gains recognized upon notice of early termination included in the first quarter 2001 results, were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

     Losses of $12.6 million during the first quarter 2000 related to the disposal of three vessels and write downs of two vessels. Adjustments for two vessels previously classified as Vessels to be disposed of resulted in additional losses on the sale dates aggregating $4.8 million. The net realizable values of two similar vessels', which also were classified as Vessels to be disposed of at December 31,1999 were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

Other Income (Expense)

     Other income (expense) consists of loss on disposal/write down of investments, interest expense, interest income and other-net. Net other expense increased by $1.1 million from $4.3 million during the three months ended March 31, 2000 to $5.4 million for the three months ended March 31, 2001.

     Interest expense of $6.3 million during the three months ended March 31, 2001 increased $0.8 million over the three months ended March 31, 2000 interest expense of $5.5 million. The increase was primarily due to interest expense on additional borrowings to finance the various vessels acquired over the year. Although interest expense increased as a result of interest on additional borrowings, this expense has also been mitigated by vessels disposed of in 2000 and lower interest rate margins in 2001 on a portion of the credit facility amended in October 2000. During the first quarter 2001, OMI's average interest rate (including margins and fees) was 7.24% on the Company's variable rate debt compared to 7.97% during the first quarter 2000. Additionally, recent decreases in interest rates have been recognized in the first quarter of 2001 at the dates on which the variable rate credit facilities reprice.

     The 2000 loss on disposal of investments of $0.5 million resulted from the sale of a joint venture.

     Other-net of approximately $0.4 million represents the settlement of a claim on one of our vessels during the three months ended March 31, 2001. During the three months ended March 31, 2000, other-net of $1.4 million also represented settlement of insurance claims on various vessels.

Equity (Loss) in Operations of Joint Ventures.

     Equity in operations of joint ventures increased by $0.3 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. During the first quarter of 2001 OMI recorded its proportional amount of profit sharing earned by a joint venture. During the first quarter 2000, we participated in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000.

Balance Sheet

     Traffic receivables at March 31, 2001 of $17.2 million were $5.2 million lower than at December 31, 2000. Fluctuations in this category of current assets are primarily a timing factor of when invoices for freight are paid, which varies depending on when a vessel discharges its cargo. The decrease in traffic receivables at March 31, 2001 was primarily attributed to payments received on a freight invoice, which was outstanding at December 31, 2000 for our ULCC vessel.

     During January 2001, OMI took delivery of a new Suezmax tanker contracted for by another owner. Total capitalized costs aggregated $61.4 million, $6.0 million was reclassed from Other assets and deferred charges to Vessels for the deposit made in the fourth quarter 2000. Proceeds of $35.0 million were obtained from existing lenders to finance the vessel.

     During February and March 2001, OMI purchased three vessels for an aggregate of $41.3 million. We issued 2,650,000 shares of common stock at $7.00 per share or $18.6 million and financed $23.0 million.

     Vessel held for sale of $13.9 million at March 31, 2001 relates to one of the vessels acquired in March 2001. This vessel has been contracted for sale with an estimated delivery date of May 2001. Financing of $7.8 million allocated to this vessel in March 2001 has been classified as current portion of long-term.

     During February 2001, OMI agreed to purchase two construction contracts for Suezmax vessels that were under construction by another owner for 2002 delivery and paid $4.7 million in cash and issued 4,049,000 shares, recorded at $7.00 per share aggregating $28.3 million.

     During January and March 2001, OMI paid an aggregate of $5.8 million upon the exercise of two options to construct two product carrier newbuildings for 2002 and 2003 delivery.

Liquidity and Capital Resources

  Cash Flows

     Cash and cash equivalents of $29.1 million at March 31, 2001 decreased $6.2 million from cash and cash equivalents of $35.3 million at December 31, 2000. The Company's working capital of $0.8 million at March 31, 2001 decreased $8.1 million from working capital of $8.9 million at December 31, 2000. Current assets increased $1.1 million and current liabilities increased $9.2 million. Current assets increased $13.9 million for a vessel held for sale at March 31, 2001, which was offset by decreases of $6.2 million in cash and cash equivalents and $5.2 million decrease in traffic receivables (see Balance Sheet). Cash decreased primarily from cash used for construction in progress payments for four vessels in 2001 and a deposit on a product carrier delivered in April 2001. The increase in current liabilities was primarily related to the current portion of long-term debt. Increases of $7.8 million in current debt were related to the vessel held for sale and $6.0 million relates to three vessels acquired in the first quarter 2001. Net cash provided by operating activities increased $36.9 million to $39.4 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $2.5 million for the three months ended March 31, 2000 (see Results of Operations).

     Cash used by investing activities was $91.8 million for the three months ended March 31, 2001, compared to cash used by investing activities of $21.9 million for the three months ended March 31, 2000. Cash was used during the first quarter 2001 primarily for additions to vessels of $60.4 million in the crude oil fleet (one Suezmax delivered and two Suezmax construction in progress payments) and $30.9 million in the product carrier fleet (three product carriers delivered, two construction in progress payments and a deposit on a vessel delivered in April). The cash used in 2000 for capital expenditures was primarily for the purchase of a new Suezmax vessel delivered in March 2000. Proceeds received in 2000 of $4.5 million were for the sale of the aframax vessel in March 2000 and $2.4 million from the sale of a joint venture. In the first quarter 2001, OMI paid $0.5 million into an escrow account in conjunction with the COLUMBIA lease agreements and paid $0.75 million to the escrow account in the first quarter 2000 (see Other Commitments). Payments of $0.5 million and $1.5 million relate to cash paid for investments during the first quarter 2001 and 2000, respectively.

Adjusted EBITDA

     Adjusted EBITDA represents operating income (loss) from operations before depreciation and amortization expense and (gain) loss on disposal/write down of vessels-net. Adjusted EBITDA was $39.2 million for the three months ended March 31, 2001 compared to $10.6 million for the three months ended March 31, 2000. The increase in adjusted EBITDA of $28.6 million was primarily due to higher earnings, net of operating expenses in 2001. Increased earnings are primarily the result of five newbuildings delivered in 2000 and 2001, the acquisition of the ULCC vessel and three product carriers. Earnings from acquisitions of vessels recorded in the first quarter 2001 have been offset by earnings recorded in the first quarter 2000 for the aframax vessel and four other products sold. Additionally, adjusted EBITDA was also higher due to increased TCE revenue earned from the existing fleet in the first quarter 2001 over the first quarter 2000 resulting from improvements in the tanker market.

Outlook

     We anticipate 2001 to be another favorable year for earnings, as well as for opportunities to acquire vessels that are compatible with its strategy of fleet renewal. The Company expects that the second half of 2001 will generate higher rates as supply/demand for oil is expected to increase as discussed in the Market Overview. Additionally, the Company continues to seek opportunities as they arise to time charter vessels at attractive rates to maintain a secure stream of cash flows.

     OMI has secured long-term time charters for eight of its product carriers, including three under construction. Two vessels delivered in 1999 are on time charters, which were recently extended, with an oil company for two years until 2003 and include a guaranteed daily rate of $13,000 plus profit sharing, which is equal to 50% of the difference between the revenue generated by the charterer for the vessel less the guaranteed daily rate. The two vessels acquired in 2000 are on time charters to 2002 with an oil company for $14,500 per day. The vessels to be delivered in 2001 will have the same terms as the 1999 vessels except the time charters will be for three years. The new product carriers which will be delivered in 2002 will also be on time charters for three years at a daily rate of $16,000. In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, OMI recognizes the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire.

     OMI expects to drydock nine vessels in 2001. The estimated costs of the drydocks are $7.6 million, and the costs will amortize over approximately 2.5 years. The average length of a drydock when the vessel is offhire is estimated to be about 25 days. The first three drydocks have been planned to begin during the second quarter (one Panamax, product carrier and ULCC). The remaining six drydocks (one Suezmax, two Panamaxes and three products, one which is on time charter) are expected to begin in the third quarter.

     The Company plans to fund capital expenditures relating to drydocks from cash provided by operating activities. Capital expenditures relating to acquisition of assets may be funded in part by operating cash, issuance of common stock and debt. In addition, the Company may dispose of vessels to use cash generated from sales to purchase assets that are of greater strategic value to the Company.

Financing Activities

     Cash provided by financing activities was $46.2 million for the three months ended March 31, 2001, compared to cash provided by financing activities of $41.5 million for the three months ended March 31, 2000. During the first quarter ended March 31, 2001, we paid $10.3 million in scheduled principal payments. During the first quarter ended March 31, 2000, we paid $3.0 million in scheduled principal payments and $3.1 million for the repayment of debt upon the sale of the aframax vessel. In February 2000, the bank debt was refinanced (later amended on October 12, 2000) in the amount of $264.5 million, which resulted in payments of $257.9 million on debt related to the refinancing in the first quarter 2000. Proceeds of $58.0 million were received to finance four vessels acquired during the first quarter 2001 and $27.0 proceeds were received to finance one vessel acquired during the first quarter 2000.

     We obtained a $35.0 million term loan to partially finance the delivery of the Suezmax newbuilding delivered in January 2001. The loan will be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1.67 million each, and the next 12 in the amount of $1.17 million each, with a balloon payment in the amount of $14.28 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin was 1.5% until April 12, 2001, at which time it was reduced to 1.25%.

     On March 1, 2001 the Company obtained a credit facility of $23.0 million to finance the purchase of three product carriers acquired in February and March 2001 (see Recent Activities). The loan, which bears interest at LIBOR plus 1.5%, matures in one year; however the Company has the option to renew the loan for an additional year after paying principal of $4.0 million.

     In April 2001 the Company obtained a $19.0 million term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan will be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1.25 million each, and the next 10 in the amount of $0.75 million each, with a balloon payment in the amount of $6.5 million due and payable together with the last installment.

The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The loan is secured by the vessel acquired. The applicable margin when the loan was drawn was 1.25%.

Restrictive Covenants

     The loan agreements contain restrictive covenants as to working capital and net worth. The banks require maintenance of specified financial ratios and collateral values; and restrict the ability to pay dividends. As of March 31, 2001, the Company was in compliance with its covenants. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited.

Interest Rates

     The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at March 31, 2001 was LIBOR plus the margin above LIBOR of 1.5%. During April 2001, the Company's interest rate margin was reduced from 1.50% to 1.25% as a result of a decrease in the Company's pricing ratio during 2001. The pricing ratio is used by the Company's lenders to determine interest rate margins on OMI's floating rate debt.

Other Commitments

     During May 2001, OMI agreed to acquire two 1993 built 35,000 dwt crude oil carriers, which have remaining time charters in excess of four years on each vessel. The charterer has three one-year options. The aggregate purchase price of $43.5 million will be paid in cash (partially financed) and stock. OMI will issue 2,000,000 shares of common stock at $8.00 per share, with no price guarantee, as partial payment. Delivery of these vessels are expected in June 2001.

     During May 2001, OMI agreed to sell a 2000 built Suezmax tanker. OMI will recognize a gain of approximately $18.0 million from the sale of the vessel. The vessel is expected to be delivered in the third quarter 2001.

     On April 25, 2001, OMI took delivery of one 35,000 dwt product carrier built in 2000. The purchase price of $29.0 million was paid in cash (financed $19.0 million) and stock. The Company agreed to issue 1,125,000 shares of common stock at $8.00 per share as partial payment for the vessel. The Company is obligated to pay additional cash representing the difference between $8.00 and the average closing prices for 120 trading days following registration of the shares if less than $8.00. If the price equals or exceeds $8.00 per share for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is limited to $2.3 million.

     In January 2001, OMI agreed to acquire two shipbuilding contracts for Suezmax vessels for an aggregate of $107.6 million; the vessels are to be delivered September and October 2002. The Company issued 4,049,000 shares of common stock at $7.00 per share for partial payment for these contracts during February 2001. The Company is obligated to pay additional cash representing the difference between $7.00 and the average closing prices for 120 days following registration of the shares if less than $7.00. If the closing price equals or exceeds $7.25 for 30 trading days during the period (ten of which must be consecutive), the obligation terminates. Currently, based on the average of the closing prices, the result in a payment would be approximately $143,000.

     In the first quarter of 2001, OMI exercised options to purchase two 47,000 dwt product carriers at an approximate aggregate cost of $58.0 million to be delivered in March 2002 and the first half of 2003. We currently have remaining options to purchase two more product carriers from the same yard.

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a stand by letter of credit in September 1999, which increased by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit serves as additional collateral for the Company's obligation under the lease. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At March 31, 2001, the impact of the guarantee is not expected to be material. The Company provides cash collateral in an amount at least equal to the amount of the letter of credit to secure its obligations to the bank providing the letter of credit.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risks

   Market Risk

     The Company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt. The majority of the OMI's debt was floating rate debt at March 31, 2001 and December 31, 2000. At March 31, 2001, the floating rate debt was $358.0 million of the $364.3 million total debt, and at December 31, 2000, the floating rate debt was $310.0 million of the $316.6 million total debt. Based on the floating rate debt at March 31, 2001, a one-percent increase in the floating interest rate would increase interest expense by $3.6 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $6.3 million as of March 31, 2001, and $6.6 million as of December 31, 2000. Based on the fixed rate debt at March 31, 2001, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.1 million.

                           PART II: OTHER INFORMATION


Item 1 - Legal Proceedings

         None.


Item 2 - Changes in Securities

         None.


Item 3 - Defaults upon Senior Securities

         None.


Item 4 - Submission of Matters to a Vote of Security Holders



Item 5 - Other Information

         None.


Item 6 - Exhibit and Reports on Form 8-K

     a. Exhibits

         None.

     b. Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OMI CORPORATION

--------------------------------------------------------------------------------
                                  (REGISTRANT)




Date:  May 15, 2001                     By:  Craig H. Stevenson, Jr.
       ----------------------------          -----------------------------------
                                             Craig H. Stevenson, Jr.
                                             President, Chairman of the Board
                                             and Chief Executive Officer



Date:  May 15, 2001                     By:  Kathleen C. Haines
       ----------------------------          -----------------------------------
                                             Kathleen C. Haines
                                             Chief Financial Officer,
                                             Senior Vice President and Treasurer