Form 10-Q
period 2001-06-30
OMI CORP/M I
filed 2001-08-13
CIK 1061571

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

            For the quarterly period ended June 30, 2001

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

      For the period from ________________________ to __________________________

                                                          Commission File Number

                                                                 001-14135
                                                          ----------------------

                                 OMI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Marshall Islands                  52-2098714
         ---------------------------------    --------------------
        (State or other jurisdiction           (I.R.S. Employer
        incorporation or organization)         Identification No.)


          One Station Place, Stamford, CT             06902
         ---------------------------------     -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2001:
                    ---------------

           Common Stock, par value $0.50 per share 70,243,090 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Statements of
             Operations (unaudited) for the three
             and six months ended June 30, 2001 and 2000                       3

           Condensed Consolidated Balance Sheets-
             June 30, 2001 (unaudited) and December 31, 2000                   4

           Condensed Consolidated Statements of Changes in Stockholders'
             Equity for the year ended December 31, 2000 and the
             (unaudited) six months ended June 30, 2001                        5

           Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 2001 and 2000                   6

           Notes to Condensed Consolidated Financial
             Statements (unaudited)                                            7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                      29

PART II:   OTHER INFORMATION                                                  30


SIGNATURES                                                                    31


                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                         2001         2000         2001         2000
                                                       --------     --------    ---------    ---------
Revenues                                               $ 55,835     $ 36,384    $ 115,880    $  67,200
                                                       --------     --------    ---------    ---------
Operating Expense:
   Vessel and voyage                                     16,971       12,472       32,251       25,316
   Charter hire                                           1,888        2,952        4,551        7,551
   Depreciation and amortization                          7,597        3,923       14,821        7,542
   General and administration                             3,137        3,005        5,845        5,711
   (Gain)loss on disposal/write down
     of vessels-net                                     (18,069)          --      (19,509)      12,619
                                                       ---------    --------    ----------   ---------
     Total Operating Expense                             11,524       22,352       37,959       58,739
                                                       --------     --------    ---------    ---------
Operating Income                                         44,311       14,032       77,921        8,461
                                                       --------     --------    ---------    ---------
Other (Expense) Income:
   Interest expense                                      (4,890)      (7,036)     (11,223)     (12,587)
   Interest income                                          667          970        1,283        1,351
   Loss on disposal/write down of
     joint venture investments                             (500)          --         (500)        (536)
   Other-net                                                 42          177          322        1,625
                                                       --------     --------    ---------    ---------
     Net Other Expense                                   (4,681)      (5,889)     (10,118)     (10,147)
                                                       --------     --------    ---------    ---------
Income (loss) before Equity in
   Operations of Joint Ventures                          39,630        8,143       67,803       (1,686)

Equity in operations of joint
   ventures                                                  15        1,185          220        1,044
                                                       --------     --------    ---------    ---------

Net Income (Loss)                                      $ 39,645     $  9,328    $  68,023    $    (642)
                                                       ========     ========    =========    =========

Basic Earnings (Loss) Per Share                        $   0.59     $   0.16    $    1.05    $   (0.01)

Diluted Earnings (Loss) Per Share                      $   0.58     $   0.16    $    1.04    $   (0.01)

See notes to condensed consolidated financial statements.


                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                        JUNE 30,    DECEMBER 31,
                                                          2001           2000
                                                      -----------    -----------
                                                      (UNAUDITED)
ASSETS
Current Assets:
   Cash, including cash equivalents:
     2001-$41,858; 2000-$30,098                       $    45,753    $    35,328
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $1,403 in 2001 and
       $1,538 in 2000                                      12,130         22,398
     Other                                                  8,037          2,775
   Other prepaid expenses and current assets                3,825          5,676
                                                      -----------    -----------
         Total Current Assets                              69,745         66,177
                                                      -----------    -----------

Vessels and other property, at cost                       649,054        534,814
Construction in progress                                   65,153          2,905
                                                      -----------    -----------
   Total vessels and other property                       714,207        537,719
Less accumulated depreciation                              62,679         50,304
                                                      -----------    -----------
         Vessels and Other Property-Net                   651,528        487,415
                                                      -----------    -----------

Prepaid drydock expense                                     2,465            374
Restricted cash                                            11,928         10,649
Investments in, and advances to joint ventures              2,206          5,610
Long-term notes receivable                                    150          6,887
Other assets and deferred charges                           8,571         14,392
                                                      -----------    -----------
         Total Assets                                 $   746,593    $   591,504
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                   $     4,988    $     6,349
   Accrued liabilities:
     Voyage and vessel                                      2,795          1,370
     Interest                                               1,372          1,387
     Other                                                  4,840          5,252
   Deferred gain on sale of vessel                             --          2,738
   Current portion of long-term debt                       54,964         40,577
                                                      -----------    -----------
         Total Current Liabilities                         68,959         57,673
                                                      -----------    -----------

   Long-term debt                                         280,615        275,986
   Other liabilities                                        3,321          3,142
   Stockholders' equity                                   393,698        254,703
                                                      -----------    -----------
         Total Liabilities & Stockholders' Equity     $   746,593    $   591,504
                                                      ===========    ===========

See notes to condensed consolidated financial statements


                                                  OMI CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE (UNAUDITED)
                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                           (IN THOUSANDS)

                                                                                                             Accumulated
                                                                                                Retained        Other
                                       Common Stock       Capital    Treasury      Deferred     Earnings    Comprehensive
                                    Shares     Amount     Surplus      Stock     Compensation   (Deficit)   Income (Loss)
                                   --------   --------   ---------   ---------   ------------   ---------   -------------

Balance as of January 1, 2000        49,394   $ 24,697   $ 218,869   $  (8,834)          --     $ (62,966)           --

Comprehensive income:
   Net income                                                                                      53,085
   Unrealized loss on securities                                                                            $        (258)

Comprehensive income


Issuance of common stock             11,710      5,855      20,984
Exercise of stock options               320        160       1,268
Issuance of stock options                                    2,324               $     (1,313)
Amortization of deferred
  compensation                                                                            832
                                   --------   --------   ---------   ---------   ------------   ---------   -------------

Balance at December 31, 2000         61,424     30,712     243,445      (8,834)          (481)     (9,881)           (258)

Comprehensive income:
   Net income                                                                                      68,023
   Unrealized loss on securities                                                                                      (50)

Comprehensive income

Issuance of common stock              9,831      4,916      65,588
Exercise of stock options               116         58         388
Issuance of stock options                                     (287)                       287
Retirement of treasury stock         (2,028)    (1,014)     (7,820)      8,834
Amortization of deferred
  compensation                                                                             72
                                   --------   --------   ---------   ---------   ------------   ---------   -------------
Balance at June 30, 2001
   (unaudited)                       69,343   $ 34,672   $ 301,314   $    --     $       (122)  $  58,142   $        (308)
                                   ========   ========   =========   =========   ============   =========   =============



                                                      Total
                                   Comprehensive   Stockholders'
                                   Income (Loss)      Equity
                                   -------------   -------------

Balance as of January 1, 2000                      $     171,766

Comprehensive income:
   Net income                      $      53,085          53,085
   Unrealized loss on securities            (258)           (258)
                                   -------------
Comprehensive income               $      52,827
                                   =============

Issuance of common stock                                  26,839
Exercise of stock options                                  1,428
Issuance of stock options                                  1,011
Amortization of deferred
  compensation                                               832
                                                   -------------

Balance at December 31, 2000                             254,703

Comprehensive income:
   Net income                      $      68,023          68,023
   Unrealized loss on securities             (50)            (50)
                                   -------------
Comprehensive income               $      67,973
                                   =============
Issuance of common stock                                  70,504
Exercise of stock options                                    446
Issuance of stock options                                   --
Retirement of treasury stock                                --
Amortization of deferred
  compensation                                                72
                                                   -------------
Balance at June 30, 2001
   (unaudited)                                     $     393,698
                                                   =============

See notes to condensed consolidated financial statements


                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                           $ 68,023   $   (642)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                           14,821      7,542
      Amortization of lease reserve                             (231)    (1,384)
      Amortization of deferred gain on sale of vessel           (788)    (1,576)
      Amortization of deferred compensation                       72         --
      (Gain)/Loss on disposal and write down of vessels      (19,509)    12,619
      Loss on disposal/write down of investments                 500        536
      Equity in operations of joint ventures-
        net of dividends received                              2,113        164
  Changes in assets and liabilities:
     Decrease (increase) in receivables and other
      current assets                                          13,091     (5,193)
   Advances to joint ventures and affiliates-net                 (78)      (497)
   (Increase)decrease in other assets and deferred charges      (345)       876
   Increase (decrease) in accounts payable and accrued
     liabilities                                                 377     (2,893)
   Increase in other liabilities                                 179        206
   Other                                                        (844)        (7)
                                                            --------   --------
Net cash provided by operating activities                     77,381      9,751
                                                            --------   --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property                   (160,025)   (71,862)
  Proceeds from disposition of vessels                        77,282     36,663
  Proceeds from disposition of a joint venture                    --      2,657
  Payments for drydocking                                     (2,438)        --
  Payments for the purchase of a joint venture
    investment-net                                                --     (4,809)
  Investment in joint ventures-net                             1,076         --
  Proceeds from notes receivable                               1,187      5,137
  Payments for investments                                      (533)    (1,967)
  Escrow of funds                                             (1,000)      (750)
                                                            --------   --------
Net cash used by investing activities                        (84,451)   (34,931)
                                                            --------   --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds on debt refinanced                                     --    264,500
  Payments on debt refinanced                                     --   (257,850)
  Proceeds from issuance of debt                              77,000     27,000
  Payments on debt                                           (57,984)    (8,408)
  Proceeds (payments) from issuance of common stock-net         (985)    17,679
  Payments for debt issue costs                                 (536)    (4,298)
                                                            --------   --------
Net cash provided by financing activities                     17,495     38,623
                                                            --------   --------

Net increase in cash and cash equivalents                     10,425     13,443
Cash and cash equivalents at beginning of year                35,328      7,381
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 45,753   $ 20,824
                                                            ========   ========


See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1

      The condensed consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

      The Company is a bulk shipping company incorporated on January 9, 1998 in the Republic of the Marshall Islands, and is the successor company to Universal Bulk Carriers, Inc., a company which was a wholly-owned subsidiary of OMI Corp. (renamed Marine Transport Corporation) until June 17, 1998. OMI provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company trades under the symbol OMM on the New York Stock Exchange.

      RECLASSIFICATIONS-Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.

      NEWLY ISSUED ACCOUNTING STANDARDS-In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The provisions of SFAS 133 were adopted by the Company as of January 1, 2001, and did not have a material impact on the Company's results of operations or financial position during the three or six months ended June 30, 2001.

      In June 2001, the Financial Accounting Standards Board issued two statements which are summarized as follows:

      Business Combinations Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

      Goodwill and Other Intangible Assets Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill and intangible assets on the books at June 30, 2001, therefore, there will be no impact on the financial statements upon adoption of the SFAS.

Note 2 - Credit Facilities and Loan Agreement

As of June 30, 2001 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
  variable rates of the London Interbank Offering
  Rate ("LIBOR")(1)................................................   $ 329,300
10.25% Unsecured Senior Notes due 2003.............................       4,357
 7.00% Convertible Note due 2004...................................       1,922
                                                                      ---------
       Total.......................................................     335,579
       Less current portion of long-term debt......................      54,964
                                                                      ---------
Long-term debt.....................................................   $ 280,615
                                                                      =========

(1) Rates at June 30, 2001 ranged from 5.6375 percent to 6.5625 percent (including margins).

2001 Financing

      On July 27, 2001, OMI closed on a six year $348,000,000 reducing revolving credit facility (the "Facility"). The Facility will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on twelve new building vessels (including one option, if exercised) with deliveries scheduled through the third quarter of 2003 (ii) acquisition financing and refinancing of four second hand vessels purchased in the first half of 2001 (iii) the exercise of the $45,000,000 purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and
(iv) for general corporate purposes up to the applicable available amount under the Facility. The credit facility includes interest rate margins similar to existing credit facilities based on a pricing ratio grid (currently 125 basis points over LIBOR) and contains similar covenants. During the construction period (until September 2003) the Company will pay an additional margin of 25 basis points. The availability under the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until the end of the construction period, and thereafter $7,460,000 per quarter until July 27, 2007 at which time the entire facility is due.

Other 2001 Financing

      In January 2001 the Company obtained a $35,000,000 term loan to partially finance the delivery of a Suezmax newbuilding (see Note 5). The loan is to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1,670,000 each, and the next 12 in the amount of $1,170,000 each, with a balloon payment in the amount of $14,280,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin at June 30, 2001 was 1.25%.

      On March 1, 2001 the Company obtained a credit facility of $23,000,000 to finance the purchase of three product carriers acquired in February and March 2001 (see Note 5). The loan bears interest at LIBOR plus 1.5%. The loan is to be repaid on August 13, 2001 and two of the three vessels (one vessel was sold in May 2001, see Note 6) will be refinanced as part of the Facility.

      In April 2001 the Company obtained a $19,000,000 term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan is to be repaid in 14 consecutive semi-annual instalments, the first four in the amount of $1,250,000 each, and the next 10 in the amount of $750,000 each, with a balloon payment in the amount of $6,500,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin at June 30, 2001 was 1.25%.

Restrictive Covenants

      All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values; and restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of June 30, 2001, the Company was in compliance with its covenants.

Interest Rates

      The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at June 30, 2001 was LIBOR plus the margin above LIBOR ranging from 1.5% to 1.25%.

Note 3 - Earnings Per Common Share

      The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options using the treasury stock method.

      The components of the denominator for the calculation of basic and diluted earnings per share are as follows:


                                                         FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                             ENDED JUNE 30,            ENDED JUNE 30,
                                                        -----------------------   -----------------------
   (in thousands, except per share                         2001         2000         2001         2000
   amounts)                                             ----------   ----------   ----------   ----------
Basic earnings (loss) per share:
  Weighted average common shares
    outstanding .....................................       67,287       57,594       64,749       53,964
                                                        ==========   ==========   ==========   ==========

Diluted earnings (loss) per share:
  Weighted average common shares
    outstanding .....................................       67,287       57,594       64,749       53,964
  Options ...........................................          544          183          500           --
  7% Convertible notes ..............................           --           --           --           --
                                                        ----------   ----------   ----------   ----------
Weighted average common shares
  Outstanding-diluted ...............................       67,831       57,777       65,249       53,964
                                                        ==========   ==========   ==========   ==========
Basic earnings (loss) per share:

  Net income (loss) .................................   $     0.59   $     0.16   $     1.05   $    (0.01)
                                                        ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:
  Net income (loss) .................................   $     0.58   $     0.16   $     1.04   $    (0.01)
                                                        ==========   ==========   ==========   ==========

      The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 because the average price of OMI's stock was less than the stock conversion price of $7.375. The effect of the assumed exercise of options was not included in the computation of diluted earnings per share for the six months ended June 30, 2000 since the effect was antidilutive.

Note 4 - Supplemental Cash Flow Information

      During the six months ended June 30, 2001 and 2000 interest paid totaled approximately $12,483,000 and $11,251,000, respectively.

      During April and June 2001, OMI issued in aggregate 3,125,000 shares of its common stock at $8.00 per share for a total value of $25,000,000 as partial payment for the acquisitions of a product carrier on April 25, 2001 and two crude oil tankers on June 21, 2001 (see Note 5).

      During February and March 2001, the Company issued approximately 6,699,000 shares at $7.00 per share for a total of value of $46,893,000 (not including fees paid in cash) as partial payment for the acquisitions of three vessels and for two vessels under construction (see Note 5).

      During February 2000, OMI issued 599,998 shares at $2.50 per share for a total value of $1,500,000 as partial payment for the acquisition of a Suezmax newbuilding, which was acquired in March 2000. During March 2000, OMI sold in a private placement to unrelated investors, 9,583,000 shares of common stock for $2.00 per share ($1.92 net of commissions). Part of the funds were used to purchase two Suezmax newbuildings.

      During March 2001 and March 2000, OMI issued, respectively, a total of 6,154 shares at $6.50 to two directors and 26,667 shares at $2.25 to three directors in lieu of their annual fees of $20,000 for each director.

Note 5 - Acquisitions

      During January 2001, a new Suezmax vessel, the SOMJIN, was delivered from the shipyard. Total capitalized costs aggregated approximately $61,375,000. The vessel was partially financed upon delivery (see Note 2).

      During February and March 2001, OMI acquired two 1990 built and one 1989 built product carriers for an aggregate contract price of approximately $41,250,000. OMI issued an aggregate of 2,650,000 shares of common stock during February and March 2001 as partial payment for the vessels and financed the balance of the purchase (see Notes 2, 4 and 6).

      During April 2001, OMI acquired one 35,000 deadweight metric ton ("dwt") product carrier built in 2000 for $29,000,000. OMI issued 1,125,000 shares (see
Note 4) of its common stock to the seller at $8.00 per share and financed a portion of the balance (see Note 2). To the extent that the average of the closing prices for 120 trading days following registration is less than $8.00 per share, OMI is obligated to pay the difference between $8.00 and that average. If the price equals or exceeds $8.00 per share for 30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is $2,250,000. The vessel began a three-year time charter upon delivery.

      During June 2001, OMI purchased two 35,000 dwt crude oil tankers built in 1993 for $21,750,000 each. The vessels are on time charters that continue until May and July 2005. The charterer has three one-year options. The aggregate purchase price of $43,500,000 was paid in cash and stock. The Company issued 2,000,000 shares (see Note 4) of common stock at $8.00 per share, with no price guarantee, as partial payment.

Note 6 - Disposal of vessels

      In May 2001, OMI sold one of the 1990 built product carriers purchased in March 2001 (see Note 5) for $14,800,000 and recognized a gain on the sale of $596,000.

      During June 2001 the Company sold a 2000 built Suezmax tanker for $64,000,000 and used part of the proceeds to repay debt of $37,700,000. OMI recognized a gain of $17,473,000 from the sale of the vessel.

Note 7 - Financial Information Relating to Segments

      The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

      Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and "dirty" products. This fleet includes four sizes of vessels, Suezmax, ULCC, Panamax and 35,000 dwt tankers (the 2000 results include the aframax vessel sold in March 2000).

      Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, handymax and handysize vessels.

      The following is a summary by major operating segments:


                                                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                       --------------------  --------------------
(in thousands)                                            2001       2000       2001       2000
                                                       ---------  ---------  ---------  ---------
Total Revenues:
   Crude Oil Tanker Fleet ........................     $  34,361  $  26,024  $  78,016  $  48,041
   Product Carrier Fleet .........................        21,324     10,360     37,638     19,159
   Other .........................................           150         --        226         --
                                                       ---------  ---------  ---------  ---------
     Total .......................................     $  55,835  $  36,384  $ 115,880  $  67,200
                                                       =========  =========  =========  =========

Time Charter Equivalent Revenues: (1)
   Crude Oil Tanker Fleet ........................     $  30,265  $  20,267  $  67,946  $  37,092
   Product Carrier Fleet .........................        18,350     10,322     34,035     19,153
   Other .........................................            --         --         --         --
                                                       ---------  ---------  ---------  ---------
     Total .......................................     $  48,615  $  30,589  $ 101,981  $  56,245
                                                       =========  =========  =========  =========

Income (loss) before equity in operations
   of joint ventures:
   Crude Oil Tanker Fleet ........................(2)  $  33,761  $   7,690  $  57,131  $  12,884
   Product Carrier Fleet .........................(2)      8,222      3,011     14,603     (8,818)
   General and administrative expense
     not allocated to vessels ....................        (2,080)    (2,296)    (3,715)    (4,453)
   Other .........................................          (273)      (262)      (216)    (1,299)
                                                       ---------  ---------  ---------  ---------
     Total .......................................     $  39,630  $   8,143  $  67,803  $  (1,686)
                                                       =========  =========  =========  =========


(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income (loss) includes gain (loss) on disposal/write down of vessels-net see below:


                                                      FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                      --------------------      -------------------
(in thousands)                                          2001       2000           2001       2000
                                                      -------    ---------      -------    --------

Crude Oil Tanker Fleet .............................  $17,473    $      --      $18,913    $     --
Product Carrier Fleet ..............................      596           --          596     (12,619)
                                                      -------    ---------      -------    --------
Gain (loss) on disposal/write down of vessels-net ..  $18,069    $      --      $19,509    $(12,619)
                                                      =======    =========      =======    ========

      During the three and six months ended June 30, 2001 and 2000, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

Note 8 - Other Commitments

      During July 2001, the Company agreed to acquire a 35,000 dwt product carrier currently under construction for $31,680,000. Upon delivery in September 2001, the vessel will commence a time charter for a minimum of 18-months.

      During June 2001, OMI agreed to construct two 69,000 dwt product carriers for $35,927,000 each, which are expected to be delivered in April and May of 2003.

      During April 2001, OMI agreed to acquire two 37,000 dwt product carriers, which are under construction for $30,500,000 each. Upon delivery in September and November 2001, the vessels will commence three-year time charters.

      During November 2000, OMI contracted to purchase a 47,000 dwt product tanker at an approximate cost of $28,750,000 to be delivered in January 2002 from a Japanese shipyard. In January, March and June 2001, OMI exercised options to purchase three 47,000 dwt product carriers at an approximate aggregate cost of $87,480,000 to be delivered from the same shipyard in March 2002 and February and March 2003. The vessels on order will commence three- year time charters upon delivery. OMI has two remaining options to purchase handymax product carriers from the same yard.

Note 9-Stockholders' Equity

Stock Based Compensation

      Options-During the six months ended June 30, 2001, in accordance with APB No. 25, the Company recorded compensation expense of $72,000 relating to stock options. There was no compensation expense related to stock options for the six months ended June 30, 2000. The 2001 compensation expense is recorded in general and administrative expense in the statements of operations.

      As of June 30, 2001, capital surplus was debited for $279,000 relating to the current quarter's compensation expense and deferred compensation relating to the above option plan at OMI's stock price at June 30, 2001.

      Restricted Stock-On July 2, 2001, OMI awarded 900,000 shares of restricted stock to executive officers and directors for a total value at the date of grant of $5,121,000. Of the 900,000 shares, 25 percent vest at the end of year three, the next 25 percent vest at the end of year five, and the remaining 50 percent of the shares vest at varying years in accordance with years of service at an individuals retirement date (if the executive officer or director remains with the Company for at least five years from the date of grant).

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

      OMI's net income was $39.6 million or $0.59 basic earnings per share ("EPS"), $0.58 diluted EPS, for the second quarter 2001 compared to net income of $9.3 million or $0.16 basic/diluted EPS for the second quarter 2000. For the six months ended June 30, 2001, net income was $68.0 million or $1.05 basic EPS, $1.04 diluted EPS compared to a net loss of $642,000 or $0.01 basic/diluted loss per share for the six months ended June 30, 2000.

FLEET REPORT

      OMI's fleet currently comprises 25 vessels consisting of six Suezmaxes, three Panamax tankers carrying crude oil, thirteen handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC") as follows:

                                            Number             Deadweight Ton
                                          of Vessels               ("dwt")
                                          ----------         -------------------
Crude Oil Fleet:

   1998-2001 built Suezmax vessels             5             150,000-160,000 dwt
   1999 Suezmax vessel chartered-in            1             157,000 dwt
   1993 built crude tankers                    2              35,000 dwt
   1980's built Panamax vessels                3              66,000 dwt
   1986 built ULCC                             1             322,000 dwt
                                           -------
         Total                                12
                                           -------

Product Carrier ("Clean") Fleet:

   2000 built handymax product                 2             47,000 dwt
   1999-2000 built handysize product           2             35,000 dwt
   1984-1991 built handysize product           9             29,000-35,000 dwt
                                           -------
         Total                                13
                                           -------

      Our objective is to operate a high quality, well-maintained, modern fleet of vessels that are concentrated in selected markets. Large fleets of uniform-sized younger vessels offer many advantages to customers, as well as enabling the Company to maintain lower operating costs. In recent years, we have sought to increase the size of, and modernize our fleet. OMI began purchasing construction contracts in 2000. By purchasing such contracts for vessels already under construction, we obtain earlier access to the vessels than we would if we ordered from the shipyards and we increase the size of our fleet without increasing the supply of tonnage. In 2001, we acquired two Suezmax and three handysize product carrier construction contracts from other owners. We have also contracted for four handymax newbuildings, and have available options to purchase two more handymax vessels.

      OMI has the following vessels under construction:

Vessels On Order:
                                                       Approximate
                                            Expected   Deadweight
                                            Delivery      Metric       Charter
   To Be Named         Type of Vessel         Date       Tonnage      Expiration
   -----------------------------------------------------------------------------
   MARNE         Product/Chemical Carrier    9/2001       37,000        9/2004
   CHARENTE      Product/Chemical Carrier    9/2001       35,000        3/2003
   ASHLEY        Product/Chemical Carrier   11/2001       37,000       11/2004
   AMAZON        Product Carrier             1/2002       47,000        1/2005
   SAN JACINTO   Product Carrier             3/2002       47,000        3/2005
   DAKOTA        Crude Oil Tanker            9/2002      159,000         Spot
   DELAWARE      Crude Oil Tanker           10/2002      159,000         Spot
   MOSELLE       Product Carrier             2/2003       47,000        2/2006
   ROSETTA       Product Carrier             3/2003       47,000        3/2006
   OTTAWA        Product Carrier             4/2003       69,000         Spot
   TAMAR         Product Carrier             5/2003       69,000         Spot
                                                         -------
                                              Total      753,000
                                                         =======

Recent Activities

During 2001 OMI:

(a) Acquired two 1993 built 35,000 dwt crude oil carriers in June 2001, which have remaining time charters of approximately four years on each vessel (not including charterer's options to extend).

(b) Sold a 2000 built Suezmax tanker, recognizing a gain on sale of $17.5 million upon delivery in June 2001.

(c) Acquired a 2000 built 35,000 dwt product carrier in April 2001 from another owner and commenced a three time charter upon delivery.

(d) Acquired two 1990 and one 1989 built product carriers. Sold one of the 1990 built vessels at a gain of $0.6 million in May 2001.

(e) Purchased a new Suezmax tanker in January 2001 from the shipbuilder, the contract for which was acquired from another owner.

(f) Contracted with two shipowners to acquire three product carriers under construction; two vessels are to be delivered in September and one in November 2001. Two vessels have been committed to three year time charters and one to an 18-month time charter.

(g)   Contracted to build two Panamax vessels to be delivered in April and May
      2003.

(h) Agreed to acquire two shipbuilding contracts for Suezmax vessels from another owner to be delivered in September and October 2002.

(i) Exercised options to purchase three 47,000 dwt product carriers to be delivered in March 2002 and February and March 2003, which will commence three year time charters upon delivery.

(j) Redelivered two Suezmax vessels in accordance with early termination clauses of charter hire agreements.

(k) Extended four time charters for an additional two years for product carrier newbuildings delivered in 1999 and 2000.

Market Overview

      Tanker charter rates are determined in a highly competitive market and depend on the supply of and demand for tanker capacity. Demand for tankers depends primarily on the volume of crude oil and petroleum products transported as well as the distance over which it is carried. Such demand is a function of world economic conditions and the resulting need for oil, world oil production and consumption patterns, as well as events which interrupt oil production, trade routes and consumption. The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrapings and the behavior of tanker users as well as the operating efficiency of the existing fleet.

Suezmax Tanker Overview

      After a strong tanker market throughout 2000, which continued in the first quarter of 2001, crude oil tanker time charter equivalents ("TCEs") declined in the second quarter but on average have remained at profitable levels higher than the first quarter of 2000. The TCEs have softened primarily as a result of seasonably lower demand, cessation of Iraqi oil exports in early June due to a dispute with the United Nations and OPEC's decisions to reduce its oil production quotas (by 1.5 million barrels per day (b/d) beginning February 1, 2001, an additional 1.0 million b/d beginning April 1, 2001, and again by 1.0 million b/d beginning September 1, 2001) to support oil prices in the phase of lower oil demand and a build-up of crude oil inventories. Lower freight rates, however, increased sales for scrap of old tankers in May and June.

      The world tanker fleet totaled approximately 284.1 million dwt at the end of the first half 2001, up 3.8 million dwt or 1.4% from the year-end 2000 level. The tanker orderbook for delivery over the next few years totals 62.9 million dwt, or 22.1% of the existing fleet at the end of June 2001. Approximately 8.1 million dwt of the orderbook is scheduled for delivery in 2001, 26.5 million dwt in 2002, 22.3 million dwt in 2003 and the balance in 2004. The tanker orderbook includes 62 Suezmaxes of 9.7 million dwt, or 28.2% of the existing internationally trading Suezmax tanker fleet and 89 VLCCs of 27.6 million dwt, or 21.8% of the existing VLCC fleet. It is reported that shipyard capacity for Suezmax and VLCC tankers is full through the end of 2003.

      At the end of the first half 2001, approximately 83 million dwt, or 29.2% of the total tanker fleet was 20 or more years old, and 43.3 million dwt or 15.2% of the existing tanker fleet was 25 or more years old. In addition, 49 Suezmaxes of about 7.0 million dwt, or 20.3% of the existing Suezmax fleet was 20 or more years old, including 30 Suezmaxes which are 25 or more years old. The International Maritime Organization (IMO) approved regulations recently that accelerate the phase out of single hull tankers for environmental protection reasons, beginning in 2003. According to Intertanko, an association of tanker owners, approximately 89.3 million dwt, or about 30% of tankers 5,000 dwt and above, will be effected in the 2003-2007 period.

      Tanker sales for scrap and for Floating Production Storage Offloading ("FPSO") conversion total of 8.0 million dwt for the first half of 2001, below the level in the same period last year; however, tanker scrappings accelerated in May and June as TCEs began to soften. This is an indication that in the presence of strict environmental regulations the owners of old and inefficient tanker tonnage will not hesitate to sell for scrap vessels at times of rate weakness. So far this year, eight Suezmaxes and thirteen VLCCs have been sold for scrap, as well as three Suezmaxes and four VLCCs were sold for FPSO conversion. Nine Suezmaxes and nineteen VLCCs were delivered from the shipyards in the first half of 2001.

      World oil demand is expected to increase by about 0.5 million b/d in 2001 as a result of reduced world economic growth expected this year. World oil demand, however, is expected to improve beginning at the end of the current quarter. The expected gains in world oil demand later in the year, and a relatively modest tanker supply growth in 2001, given the fleet age profile and lower newbuilding deliveries, should result in an improved tanker freight environment in the latter part of 2001.

Product Tanker Overview

      The product tanker market continued its good performance in the second quarter of 2001, and the average TCE rate for handysize product tankers in the Caribbean, though below the very high level reached in the preceding quarter, was substantially above the TCE rate in the same period last year. This was the result of high U.S. imports of gasoline to build-up the very low gasoline inventory level prevailing at the end of the first quarter in anticipation of the summer driving season, continued reduced preference by charterers for old vessels in favor of quality product tanker tonnage and the modest product tanker fleet increase so far this year.

      The world product tanker fleet totaled 47.5 million dwt at the end of the first half 2001, up by 0.6 million dwt or 1.3% from the end 2000 level. The product tanker orderbook for delivery over the next few years totals 8.8 million dwt, or 18.4% of the existing product tanker fleet at the end of June 2001. Approximately 1.3 million dwt are scheduled for delivery in 2001, 4.2 million dwt in 2002, 2.7 million dwt in 2003 and the balance in 2004, while about 11.0 million dwt or 23.0% of the existing fleet is 20 or more years old and 4.6 million dwt or 10% of the existing fleet is 25 or more years old.

      The strong product tanker market is expected to continue in the foreseeable future due to the expected increase in world oil demand, notwithstanding the current economic slowdown, the continued tight oil product markets in the Atlantic region, the expected modest product tanker fleet growth this year, given the orderbook for delivery in 2001 and the continued deletion of old product tankers due to stringent environmental regulations.

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

      Although OMI is in the process of securing long-term time charter contracts (see Outlook section), currently, the majority of the crude oil and clean product fleet operate in the spot market. In the discussion that follows total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel.

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

Voyage Revenues less Vessel and Voyage Expenses.

For the Three and Six Months Ended June 30, 2001 Versus June 30, 2000

      Net voyage revenues of $37.0 million for the three months and $79.1 million for the six months ended June 30, 2001 increased $16.0 million for the three months and $44.8 million for the six months ended June 30, 2000, respectively. Net voyage revenues for the three and six months ended June 30, 2001 and 2000 were as follows by market segments in which OMI primarily operates.


In millions
                                                      FOR THE                   FOR THE
                                                   THREE MONTHS               SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                2001         2000         2001         2000
                                             ---------    ---------    ---------    ---------
Voyage and Other Revenues:
Crude Oil Fleet                              $    34.3    $    26.0    $    78.0    $    48.0
Product Carrier Fleet                             21.3         10.4         37.7         19.2
Other Revenue                                      0.2           --          0.2           --
                                             ---------    ---------    ---------    ---------
Total                                        $    55.8    $    36.4    $   115.9    $    67.2
                                             =========    =========    =========    =========

Voyage Expenses:
Crude Oil Fleet                              $     4.0    $     5.8    $    10.1    $    10.9
Product Carrier Fleet                              3.0           --          3.6           --
                                             ---------    ---------    ---------    ---------
Total                                        $     7.0    $     5.8    $    13.7    $    10.9
                                             =========    =========    =========    =========

TCE Revenues:
Crude Oil Fleet                              $    30.3    $    20.2    $    67.9    $    37.1
Product Carrier Fleet                             18.3         10.4         34.1         19.2
                                             ---------    ---------    ---------    ---------
Total                                        $    48.6    $    30.6    $   102.0    $    56.3
                                             =========    =========    =========    =========

Vessel Expenses (including charter hire):
Crude Oil Fleet                              $     7.0    $     6.2    $    14.5    $    14.4
Product Carrier Fleet                              4.9          3.4          8.8          7.5
All Other                                         (0.1)          --         (0.2)         0.1
                                             ---------    ---------    ---------    ---------
Total                                        $    11.8    $     9.6    $    23.1    $    22.0
                                             =========    =========    =========    =========

Net Voyage Revenues:
Crude Oil Fleet                              $    23.3    $    14.0    $    53.4    $    22.7
Product Carrier Fleet                             13.4          7.0         25.3         11.7
All Other                                          0.3           --          0.4         (0.1)
                                             ---------    ---------    ---------    ---------
Total                                        $    37.0    $    21.0    $    79.1    $    34.3
                                             =========    =========    =========    =========


Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

      At June 30, 2001, OMI operated 12 crude oil carriers, including one vessel chartered-in, compared to 12 crude oil carriers at June 30, 2000, including three vessels chartered-in.

      Changes from January 1, 2000 to June 30,2001 that are reflected in the operating results of the crude oil fleet are as follows:

o acquired two handysize crude oil tankers in June 2001 (time chartered until May/June 2005 not including options)

o     sold a Suezmax vessel in June 2001 at a gain of $17.5 million

o     acquired a Suezmax newbuilding in January 2001

o     redelivered two chartered-in vessels in January and March 2001

o acquired two Suezmax newbuildings, which began their first voyages in the second quarter of 2000

o acquired a ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner

o     sold an aframax vessel in March 2000

      Net Voyage revenues earned by the crude oil fleet for the three and six months ended June 30, 2001 were $23.3 million and $53.4 million, respectively, an increase of $9.3 million over the three months and $30.7 million over the six months ended June 30, 2000.

      The following table sets forth comparative operating results for the crude oil fleet for the three and six months ended June 30, 2001 and June 30, 2000:


In millions
                                                FOR THE                  FOR THE
                                             THREE MONTHS              SIX MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,
                                          2001         2000         2001         2000
                                       ---------    ---------    ---------    ---------
CRUDE FLEET:

Suezmaxes:
TCE revenue                            $    21.2    $    15.6    $    47.6    $    27.6
Vessel expenses                              2.5          2.2          5.4          3.9
Charter hire expense                         1.9          3.0          4.6          7.6
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $    16.8    $    10.4    $    37.6    $    16.1
                                       =========    =========    =========    =========

ULCC:
TCE revenue                            $     2.0    $      --    $     5.5    $      --
Vessel expenses                              1.1           --          1.6           --
Charter hire expense                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $     0.9    $      --    $     3.9    $      --
                                       =========    =========    =========    =========

Panamaxes:
TCE revenue                            $     6.7    $     4.6    $    14.4    $     8.4
Vessel expenses                              1.4          1.2          2.8          2.7
Charter hire expense                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $     5.3    $     3.4    $    11.6    $     5.7
                                       =========    =========    =========    =========

Other Crude oil Tankers
   & Misc. Adjustments:
TCE revenue                            $     0.4    $      --    $     0.4    $     1.1
Vessel expenses                              0.1         (0.2)         0.1          0.2
Charter hire expense                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $     0.3    $     0.2    $     0.3    $     0.9
                                       =========    =========    =========    =========

Total Crude Fleet Net Voyage Revenue   $    23.3    $    14.0    $    53.4    $    22.7
                                       =========    =========    =========    =========


      Increases in the crude oil fleet net voyage revenue were $9.3 million and $30.7 million for the three and six months ended June 30, 2001 compared to 2000. Fluctuations in each of the crude oil fleet vessel types were as follows:

Suezmaxes- Increases in the Suezmax fleet net voyage revenue was $6.4 million or 62 percent for the three months and $21.5 million or 134 percent for the six months ended June 30, 2001 compared to 2000. The net increases resulted from (1) the acquisition of three vessels (SOMJIN, SOYANG and LOIRE) whose earnings aggregated $5.3 million during the three months and $13.7 million during the six months ended June 30, 2001, and (2) increases in TCE revenue for vessels operating in the spot market aggregating approximately $3.3 million for the three months and $7.6 million for the six months ended June 30, 2001 over the 2000 periods. Increases in net voyage revenue were partially offset by decreases in earnings from two chartered-in vessels that were redelivered in 2001. Additionally, there was a decline in TCE revenue for a vessel operating in the spot market in 2000 that continued a time charter as a substitute vessel for one of the vessels redelivered. This time charter expires in August 2001.

      Five of our Suezmax vessels (after the sale of the LOIRE) have been operating in a marketing alliance with other vessels that are operated by our joint venture, Alliance Chartering LLC ("Alliance"), which is jointly owned with Frontline Ltd., a major international shipping company. Alliance principally trades from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast.

      Average daily TCE revenue (which includes waiting time) earned in the spot market in 2000 and 2001 was as follows:

      $22,723 1Q 2000       $38,357 1Q 2001
      $27,185 2Q 2000       $37,426 2Q 2001
      $42,041 3Q 2000
      $49,390 4Q 2000

      The increase in rates in the second quarter 2001 (although lower than the previous quarter rates) over the second quarter 2000 for these vessels are consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors discussed in the Market Overview.

ULCC- Increase in net voyage revenues of $0.9 million and $3.9 million during the three and six months ended June 30, 2001 was the result of OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000. This vessel's earnings were accounted for in equity in operations of joint ventures at 49.0 percent during the first quarter 2000. Earnings were lower in the second quarter 2001 because the vessel was in drydock and offhire for 48 days.

Panamaxes- Increases of $1.9 million and $5.9 million during the three and six months ended June 30, 2001 were the result of better performance of the Star Tankers pool. Increased rates for Panamax vessels operating in the pool during the three and six months ended June 30, 2001 resulted from steady demand as a result of improved tanker market fundamentals.

Other Crude Oil Tankers & Misc. Adjustments-Earnings during the three and six months ended June 30, 2001 represent a partial months earnings for the two crude oil carriers delivered during June 2001. Earnings for the aframax sold in March 2000 and other adjustments relating to the settlement of accruals for vessels previously sold were included in this group for 2001 and 2000.

Product Carrier Fleet

      At June 30, 2001, OMI operated 13 product carriers compared to nine product carriers at June 30, 2000. Changes from January 1, 2000 to June 30,2001 that are reflected in the operating results of the product carrier or ("Clean") fleet are as follows:

o acquired a 2000 built handysize product carrier in April 2001 (time chartered until April 2004)

o     acquired three secondhand handysize product carriers in February and March
      2001

o sold one product carrier purchased in March 2001 during May 2001 at a gain of $0.6 million

o acquired two handymax product carriers in September and November 2000 (originally time chartered until 2002 and extended until 2004 during 2001)

o     Sold four handysize product carriers, three in May 2000 and one in August
      2000

      Net Voyage revenues earned by the product carrier fleet for the three and six months ended June 30, 2001 were $13.4 million and $25.3 million, respectively, an increase of $6.4 million over the three months and $13.6 million over the six months ended June 30, 2000.

The following table sets forth comparative operating results for the product carrier fleet for the three and six months ended June 30, 2001 and June 30, 2000:


In millions
                                               FOR THE                   FOR THE
                                             THREE MONTHS               SIX MONTHS
                                            ENDED JUNE 30,            ENDED JUNE 30,
                                          2001         2000         2001         2000
                                       ---------    ---------    ---------    ---------
CLEAN FLEET:

Products on Spot:
TCE revenue                            $    12.6    $     8.1    $    23.5    $    14.6
Vessel expenses                              3.5          2.7          6.2          6.3
Charter hire expense                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $     9.1    $     5.4    $    17.3    $     8.3
                                       =========    =========    =========    =========

Products on Time Charter:
TCE revenue                            $     5.7    $     2.2    $    10.6    $     4.5
Vessel expense                               1.4          0.6          2.6          1.1
Charter hire expense                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net voyage revenue                     $     4.3    $     1.6    $     8.0    $     3.4
                                       =========    =========    =========    =========

Total Clean Fleet Net Voyage Revenue   $    13.4    $     7.0    $    25.3    $    11.7
                                       =========    =========    =========    =========


      Fluctuations in each of the product carrier groups were as follows:

Product Carriers (on spot)- As of June 30, 2001, eight of the Company's handysize product tankers were operating in the spot market (these vessels were previously in a marketing pool with a joint venture until March/April 2001) compared to seven vessels (after the sale of three vessels in the second quarter
2000) at June 30, 2000. Time charter rates from the joint venture marketing pool reflected spot market rates since they were adjusted periodically with pool profits. Three vessels were delivered in February and March 2001 (one was sold May in 2001) and are also included in the vessels operating in the spot market.

      Increases in net voyage revenues were $6.4 million for the three months and $13.6 million for the six months ended June 30, 2001. Increases of approximately $3.0 million for the three months and $8.9 million for the six months ended June 30, 2001 over the comparable periods in 2000 reflect the net increase in profits earned from six vessels that were operating in the spot market in both periods in 2001 and 2000. Such increases are net of 43 days of offhire for drydock for two of the six products in the spot market during the second quarter 2001. The increase in the earnings of these vessels in 2001 were offset by lower earnings of approximately $1.8 million and $3.1 million for the three and six months ended June 30, 2001, respectively, from four vessels disposed of in 2000 (the four vessels sold in 2000 operated a total of 547 more days during the six months ended June 30, 2000). Net voyage revenue from the three vessels acquired in the February and March 2001 of approximately $2.5 million for the three months and $3.1 million for the six months ended June 30, 2001 contributed to the increase in 2001.

      Average daily TCE revenue earned (which includes waiting time, vessels sold in 2000 and vessels acquired in 2001) was as follows:

      $ 7,206      1Q 2000         $17,542 1Q 2001
      $11,031      2Q 2000         $17,602 2Q 2001
      $12,774      3Q 2000
      $14,995      4Q 2000

      The increase in rates for these vessels are consistent with the rise in the TCE rates for this sector and are expected to continue to be strong primarily because of increased demand for oil and other factors discussed in the Market Overview.

Product Carriers (on time charter)- Increases in net voyage revenue of $2.7 million for the three months and $4.6 million for the six months ended June 30, 2001 over 2000, relate primarily to earnings from the two handymax product carriers, which were delivered September and November 2000 and from a 2000 built product carrier acquired April 2001. Earnings for this group increased primarily from 249 more operating days in the second quarter 2001 (429 more days for the six months ended June 30, 2001) for the three vessels delivered in the second half of 2000 and April 2001 that commenced two four year time charters, including extensions and one three year time charter.

Other Operating Expenses.

      The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G & A") expenses and (gain) loss on disposal/ write down of vessels-net. For the three and six months ended June 30, 2001, these expenses decreased $14.3 million and $ 24.7 million, respectively.

      Depreciation and amortization-Depreciation expense increased a net of $3.7 million for the three months and $7.3 million for the six months ended June 30, 2001 over the three and six months ended June 30, 2000. The 2001 depreciation expense includes additional depreciation for the vessels delivered in 2001 and 2000; (1) one Suezmax delivered January 2001, (2) three products delivered February and March 2001 (one sold May 2001), (3) one product carrier delivered April 2001, (4) two crude oil tankers delivered in June 2001, (5) two new Suezmaxes, which began operating in the second quarter of 2000, (6) the ULCC vessel acquired in June 2000, and (7) two handymax vessels acquired in the fourth quarter of 2000. In addition to depreciation expense on newly acquired vessels, we had additional depreciation expense in the first half of 2001 for five vessels that we had included as vessels to be disposed of during the first half of 2000. These vessels are no longer required to be sold under our amended credit facility (as of October 2000).

General and administrative-G & A expense did not fluctuate significantly during the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.

(Gain) loss on disposal/write down of vessels-net-The net gain on disposal/ write down of vessels decreased other operating expenses by $18.1 for the three months and $32.1 million for the six months ended June 30, 2001 over the 2000 comparable periods.

      The second quarter 2001 gain on disposal of $18.1 million resulted from the sale of two vessels, a 2000 built Suezmax vessel with a gain of $17.5 million and gain on the sale of a product carrier (acquired in March 2001) of $0.6 million.

      The early redelivery of the two chartered-in vessels in 2001 resulted in a net gain of $1.4 million included in the six months ended June 30, 2001 results of operations. Gains recognized upon notice of early termination included in the first half 2001 results, were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

      Losses of $12.6 million during the six months ended June 30, 2000 related to the disposal of three vessels and write downs of two vessels. Adjustments for two vessels previously classified as Vessels to be disposed of resulted in additional losses on the sale dates aggregating $4.8 million. The net realizable values of two similar vessels', which also were classified as Vessels to be disposed of at December 31,1999 were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

Other Income (Expense)

      Other income (expense) consists of loss on disposal/write down of investments, interest expense, interest income and other-net. Net other expense decreased by $1.2 million from $5.9 million during the three months ended June 30, 2000 to $4.7 million for the three months ended June 30, 2001. Net other expense did not fluctuate significantly during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

      Interest expense of $4.9 million decreased $2.1 million during the second quarter 2001 and decreased $1.4 million during the six months ended June 30, 2001 from the three and six months ended June 30, 2000. Although the average outstanding debt for the three and six months ended June 30, 2001 was higher than the comparable periods in 2000 due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels in 2000 and 2001, interest expense decreased. For the second quarter 2001, OMI's average interest rate (including margins and amortization of fees) was 7.360% on the Company's variable rate debt compared to 9.323% during the second quarter of 2000. During the six months ended June 30, 2001, OMI's average interest rate (including margins and amortization of fees) was 6.567% on the Company's variable rate debt compared to 9.767% during the six months ended June 30, 2000. Beginning in the second quarter of 2001, the Company's interest rate margin was reduced from 1.50% to 1.25% as a result of a decrease in the Company's pricing ratio on primarily all of its variable rate debt. Additionally, recent decreases in LIBOR (the London Interbank Offering Rate) rates will be recognized in the third quarter on which the variable rate credit facilities repriced (from mid-June to July 2001) at rates that ranged from 3.75% to 3.9375% (excluding margins and amortization of fees).

      The 2001 loss on disposal/write down of investments of $0.5 million, relates to the winding down of the International Product Carriers Limited ("IPC") joint venture, and the 2000 loss on disposal of investments of $0.5 million resulted from the sale of a joint venture.

      Other-net during the three and six months ended June 30, 2001 primarily represents the settlement of a claim on one of our vessels. During the three and six months ended June 30, 2000, other-net also represented settlement of insurance claims on various vessels.

Equity (Loss) in Operations of Joint Ventures.

      Equity in operations of joint ventures decreased by $1.2 million for the three months and $0.8 million for the six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. During the first half of 2001 OMI recorded its proportional amount of profit sharing earned by a joint venture. During the first half of 2000, we participated in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000.

Balance Sheet

      Traffic receivables at June 30, 2001 of $12.1 million were $10.3 million lower than at December 31, 2000. Fluctuations in this category of current assets are primarily a timing factor of when invoices for freight are paid, which varies depending on when a vessel discharges its cargo.

      During January 2001, OMI took delivery of a new Suezmax tanker contracted for by another owner. Total capitalized costs aggregated $61.4 million, $6.0 million was reclassed from Other assets and deferred charges to Vessels for the deposit made in the fourth quarter 2000. Financing of $35.0 million were obtained from existing lenders to acquire the vessel.

      During February and March 2001, OMI purchased three vessels for an aggregate of $41.3 million. We issued 2,650,000 shares of common stock at $7.00 per share or $18.6 million and financed $23.0 million.

      During February 2001, OMI agreed to purchase two construction contracts for Suezmax vessels that were under construction by another owner for 2002 delivery. We have paid $14.5 million in cash, recorded capitalized interest of $1.3 million and issued 4,049,000 shares, recorded at $7.00 per share aggregating $28.3 million.

      During 2001, OMI paid an aggregate of $17.8 million in progress payments for six product carrier newbuildings, two to be delivered 2001, two in 2002 and two in 2003.

      During April and June 2001, OMI purchased one product carrier and two crude oil tankers. Total capitalized costs aggregated $72.6 million. We issued 3,125,000 shares of common stock at $8.00 per share or $25.0 million, paid cash of $47.6 million, of which $19.0 million was financed.

Liquidity and Capital Resources

  Cash Flows

      Cash and cash equivalents of $45.8 million at June 30, 2001 increased $10.5 million from cash and cash equivalents of $35.3 million at December 31, 2000. The Company's working capital of $0.8 million at June 30, 2001 decreased $7.7 million from working capital of $8.5 million at December 31, 2000. Current assets increased $3.6 million and current liabilities increased $11.3 million. Current assets increased primarily in cash and cash equivalents, which were offset partially by decreases in traffic receivables (see Balance Sheet section). Cash increased primarily from cash received for the sale of two vessels in the second quarter 2001. The increase in current liabilities was primarily related to the current portion of long-term debt for vessels acquired in 2001. Net cash provided by operating activities increased $67.6 million to $77.4 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $9.8 million for the six months ended June 30, 2000 (see Results of Operations).

      Cash used by investing activities was $84.5 million for the six months ended June 30, 2001, compared to cash used by investing activities of $34.9 million for the six months ended June 30, 2000. Cash was used during the six months ended June 30, 2001 primarily for additions to vessels of $160.0 million, ($98.5 million in cash used for additions in the crude oil fleet and $61.5 million in the product carrier fleet). The cash used for additions to vessels and other property in 2000 of $71.9 million was primarily for capital expenditures for the purchase of two new Suezmax vessels delivered in March and May 2000. Proceeds of $77.3 million received for the disposal of vessels during the six months ended June 30, 2001, are for the Suezmax vessel sold in June 2001 and a product carrier sold in May 2001. Proceeds received in 2000 of $36.7 million were for the sale of the aframax vessel in March 2000 and the sale of three product carriers in May 2000.

      Working capital needs have generally been met with cash flows from operations. Cash for investing activities, such as acquisitions of vessels have been provided by cash flow from operations, equity transactions and from borrowings under credit agreements.

Outlook

      We anticipate 2001 to be another favorable year for earnings, as well as for opportunities to acquire vessels that are compatible with its strategy of fleet renewal. The Company expects that the second half of 2001 will generate higher rates as demand for oil is expected to increase and rates could increase if the production of oil increases to meet demand, (see discussion in the Market Overview). Additionally, the Company continues to seek opportunities as they arise to time charter vessels at attractive rates to maintain a secure stream of cash flows.

      OMI has secured long-term time charters for eight of its product carriers as of June 30, 2001, and for eight product carriers currently under construction. Two vessels delivered in 1999 that are on time charters were recently extended, with an oil company for three years until 2004 and two vessels acquired in 2000 that are on time charters to 2002, were also extended for two years to 2004. Five of the vessels contracted on long-term time charters, including two vessels to be delivered in September 2001, have a flat time charter rate with profit sharing agreements. In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, OMI recognizes the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire.

      The following chart reflects OMI's contracted revenue ("TC revenue") committed by time charters, including vessels under construction that will be delivered during 2001 to 2003. OMI expects to increase such fixed revenue with additional contracts at attractive rates and secure extensions for current contracts. TC revenue in the chart below does not include profit sharing for the five vessels eligible for profit sharing under their time charter agreements. TC revenue includes OMI's projected requirements for offhire relating to drydock.

In millions of dollars

                                2001          2002         2003         2004
                                --------------------------------------------
TCE revenue (a)                 45.4          65.6         75.7         62.9
Net voyage revenue (b)          35.5          47.8         56.1         47.5

(a) TC revenue is the amount contracted to date.

(b) Net voyage revenue for time chartered vessels (voyage revenue less voyage and vessel expenses) is based on projected operating expenses.

      We have completed the drydock of three vessels, including our ULCC and two product carriers during the first half of 2001. During the second half of 2001, OMI expects to drydock four vessels in the third quarter. The estimated costs of the second half of 2001 drydocks are $5.2 million, and the costs will amortize over approximately 2.5 years. The average length of a drydock when the vessel is offhire is estimated to be about 25 days for each of the two product carriers and approximately 125 days in aggregate for the work that is planned for the two Panamax vessels in their next drydock.

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

Financing Activities

      Cash provided by financing activities was $17.5 million for the six months ended June 30, 2001, compared to cash provided by financing activities of $38.6 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, we paid $20.3 million in scheduled principal payments and $37.7 million upon the sale of a vessel in June 2001. During the six months ended June 30, 2000, we paid $3.5 million in scheduled principal payments and $4.9 million for the repayment of debt upon the sale of vessels. In February 2000, the bank debt was refinanced (later amended on October 12, 2000) in the amount of $264.5 million, which resulted in payments of $257.9 million on debt related to the refinancing. Proceeds of $77.0 million were received to finance five vessels acquired during the six months ended June 30, 2001 and $27.0 proceeds were received to finance one vessel acquired during the six months ended June 30, 2000.

On July 27, 2001, OMI closed on a six year $348.0 million reducing revolving credit facility (the "Facility"). The Facility will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on twelve new building vessels (including one option, if exercised) with deliveries scheduled through the third quarter of 2003 (ii) acquisition financing and refinancing of four second hand vessels purchased in the first half of 2001 (iii) the exercise of the $45.0 million purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and
(iv) for general corporate purposes up to the applicable available amount under the Facility. The credit facility includes interest rate margins similar to existing credit facilities based on a pricing ratio grid (currently 125 basis points over LIBOR) and contains similar covenants. During the construction period (until September 2003) the Company will pay an additional margin of 25 basis points. The availability under the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until the end of the construction period, and thereafter $7.46 million per quarter until July 27, 2007 at which time the entire facility is due.

      In January 2001 we obtained a $35.0 million term loan to partially finance the delivery of a Suezmax newbuilding. The loan is to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1.67 million each, and the next 12 in the amount of $1.17 million each, with a balloon payment in the amount of $14.28 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin at June 30, 2001 was 1.25%.

      On March 1, 2001 we obtained a credit facility of $23.0 million to finance the purchase of three product carriers acquired in February and March 2001. The loan bears interest at LIBOR plus 1.5%. The loan is to be repaid on

August 13, 2001 and two of the three vessels (one vessel was sold in May 2001) will be refinanced as part of the new credit facility.

      In April 2001 the Company obtained a $19.0 million term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan is to be repaid in 14 consecutive semi-annual instalments, the first four in the amount of $1.25 million each, and the next 10 in the amount of $0.75 million each, with a balloon payment in the amount of $6.5 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The applicable margin at June 30, 2001 was 1.25%.

Restrictive Covenants

      All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values; and restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of June 30, 2001, the Company was in compliance with its covenants.

Interest Rates

      The interest rates on the 10.25% unsecured Senior Notes and 7.00% Convertible Note are fixed. The variable interest rate at June 30, 2001 was LIBOR plus the margin above LIBOR ranging from 1.5% to 1.25%.

Other Commitments

      During July 2001, OMI agreed to acquire a 35,000 dwt product carrier currently under construction for $31.7 million. Upon delivery in September 2001, the vessel will commence a time charter for a minimum of 18-months.

      During June 2001, OMI agreed to construct two 69,000 dwt product carriers for $35.9 million each. Deliveries of these vessels are expected in April and May of 2003.

      During April 2001, OMI agreed to acquire two 37,000 dwt product carriers, which are under construction for $30.5 million each. Upon delivery in September and November 2001, the vessels will commence three-year time charters.

      During November 2000, OMI contracted to purchase a 47,000 dwt product tanker at an approximate cost of $28.8 million to be delivered in February 2002 from a Japanese shipyard. In January, March and June 2001, OMI exercised options to purchase three 47,000 dwt product carriers at an approximate aggregate cost of $87.5 million to be delivered from the same shipyard in March 2002 and February and March 2003. The vessels on order will commence three-year time charters upon delivery. OMI has two remaining options to purchase handymax product carriers from the same yard.

      On April 25, 2001, OMI took delivery of one 35,000 dwt product carrier built in 2000. The purchase price of $29.0 million was paid in cash (financed $19.0 million) and stock. The Company issued 1,125,000 shares of common stock at $8.00 per share as partial payment for the vessel. The Company is obligated to pay additional cash representing the difference between $8.00 and the average closing prices for 120 trading days following registration of the shares if less than $8.00. If the price equals or exceeds $8.00 per share for

30 days during the period (ten of which must be consecutive), the obligation terminates. The maximum payment is limited to $2.3 million.

      The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a stand by letter of credit in September 1999, which increased by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit serves as additional collateral for the Company's obligation under the lease. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At June 30, 2001, the impact of the guarantee is not expected to be material. The Company provides cash collateral in an amount at least equal to the amount of the letter of credit to secure its obligations to the bank providing the letter of credit.

      OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

Recent Accounting Developments

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The provisions of SFAS 133 were adopted by the Company as of January 1, 2001, and did not have a material impact on the Company's results of operations or financial position during the three or six months ended June 30, 2001.

      In June 2001, the Financial Accounting Standards Board issued two statements, which are summarized as follows:

      Business Combinations Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations, which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

      Goodwill and Other Intangible Assets Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company does not have goodwill and intangible assets on the books at June 30, 2001.

Item 3.Quantitative and Qualitative Disclosures about Market Risks

     Market Risk

      The Company is exposed to various market risks, including interest rates. The exposure to interest rate risk relates primarily to the debt. The majority of the OMI's debt was floating rate debt at June 30, 2001 and December 31, 2000. At June 30, 2001, the floating rate debt was $329.3 million of the $335.6 million total debt, and at December 31, 2000, the floating rate debt was $310.0 million of the $316.6 million total debt. Based on the floating rate debt at June 30, 2001, a one-percentage point increase in the floating interest rate would increase interest expense by $3.3 million per year.

      The fixed rate debt on the balance sheet and the fair market value were $6.3 million as of June 30, 2001, and $6.6 million as of December 31, 2000. Based on the fixed rate debt at June 30, 2001, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would decrease (increase) by approximately $0.1 million.

s
                           PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

                 None.

Item 2 - Changes in Securities

                 None.

Item 3 - Defaults upon Senior Securities

                 None.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2001 annual meeting of stockholders of the Company was held on May 31, 2001. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The three Class III directors below whose terms expired in 2001 were re-elected for new three year terms (expiring in 2004) at this Annual Meeting.

                                      Number of Votes For     Withheld
                                      -------------------     --------
Michael Klebanoff                         54,679,850           754,324
Donald C. Trauscht                        54,680,873           753,301

Directors whose terms continue include Messrs. Robert Bugbee and James N. Hood, Class I directors whose terms expire 2002, and Craig H. Stevenson, Jr., Edward Spiegel and James D. Woods, Class II directors whose terms expires 2003.

(ii) The Board of Directors appointed Deloitte & Touche LLP as auditors of OMI and various subsidiaries for the year 2001. Deloitte & Touche LLP were ratified as auditors for 2001.

                                      Number of Votes For   Against   Withheld
                                      -------------------   -------   --------
                                          55,311,836         90,547    31,790

Note: 55,434,174 shares of common stock voted in person/proxy.

Item 5 - Other Information

                 None.

Item 6 - Exhibit and Reports on Form 8-K

      a.    Exhibits

      4.7 Registration Statement on Form S-1 (No. 333-61188) filed May 18, 2001 for the registration of 2,000,000 shares of common stock sold in a private placement.

      10.5 Amended Form of Employment Agreements for Senior Executives filed in Form 10-Q on November 13, 1998.

      10.6  OMI Corporation 2001 Restricted Stock Plan

      10.7  OMI Corporation 2001 Incentive Bonus Plan

      b.    Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMI CORPORATION
--------------------------------------------------------------------------------
                                  (REGISTRANT)




Date:  August 13, 2001                  By: /s/ Craig H. Stevenson, Jr.
       ----------------                     -----------------------------------
                                            Craig H. Stevenson, Jr.
                                            President, Chairman of the Board and
                                            Chief Executive Officer




Date:  August 13, 2001                  By: /s/ Kathleen C. Haines
       ----------------                     -----------------------------------
                                            Kathleen C. Haines
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Treasurer