Form 10-Q
period 2001-09-30
OMI CORP/M I
filed 2001-11-14
CIK 1061571

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

                For the quarterly period ended SEPTEMBER 30, 2001
                                               -------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   For the period from           to
                                      ----------     -----------

                        Commission File Number 001-14135
                                               ---------

                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MARSHALL ISLANDS                          52-2098714
         ---------------------------------            -------------------
        (State or other jurisdiction                   (I.R.S. Employer
        incorporation or organization)                Identification No.)


          One Station Place, Stamford, CT                    06902
         ---------------------------------            -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of NOVEMBER 14, 2001:
                    -----------------

            Common Stock, par value $0.50 per share 70,248,090 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I: FINANCIAL INFORMATION                                              Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Statements of
          Operations (unaudited) for the three
          and nine months ended September 30, 2001 and 2000 ..............    3

        Condensed Consolidated Balance Sheets-
          September 30, 2001 (unaudited) and December 31, 2000 ...........    4

        Condensed Consolidated Statements of Changes in
          Stockholders' Equity for the year ended
          December 31, 2000 and the (unaudited)
          nine months ended September 30, 2001 ...........................    5

        Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 2001 and 2000 ..........    6

        Notes to Condensed Consolidated Financial
          Statements (unaudited) .........................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................   15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK ......................................................   33

PART II: OTHER INFORMATION ...............................................   35

SIGNATURES ...............................................................   36

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                       ----------------------    ----------------------
                                          2001       2000           2001         2000
                                       ---------    ---------    ---------    ---------
Revenues ...........................   $  45,203    $  54,855    $ 161,083    $ 122,055
                                       ---------    ---------    ---------    ---------
Operating Expense:
   Vessel and voyage ...............      19,445       14,165       51,696       39,481
   Charter hire expense ............       1,641        4,027        6,192       11,578
   Depreciation and amortization ...       8,311        4,558       23,132       12,100
   General and administration ......       3,057        2,817        8,902        8,528
   (Gain)loss on disposal/write down
     of vessels-net ................         (41)       1,432      (19,550)      14,051
                                       ---------    ---------    ---------    ---------
     Total Operating Expense .......      32,413       26,999       70,372       85,738
                                       ---------    ---------    ---------    ---------
Operating Income ...................      12,790       27,856       90,711       36,317
                                       ---------    ---------    ---------    ---------
Other(Expense)Income:
   Interest expense ................      (4,455)      (7,817)     (15,678)     (20,404)
   Interest income .................         413          743        1,696        2,094
   Loss on disposal/write down of
     joint venture investments .....      (1,117)        --         (1,617)        (536)
   Other-net .......................         (67)         588          255        2,213
                                       ---------    ---------    ---------    ---------
     Net Other Expense .............      (5,226)      (6,486)     (15,344)     (16,633)
                                       ---------    ---------    ---------    ---------
Income before Equity in
   Operations of Joint Ventures ....       7,564       21,370       75,367       19,684
Equity in operations of joint
   ventures ........................        --          1,005          220        2,049
                                       ---------    ---------    ---------    ---------
Net Income .........................   $   7,564    $  22,375    $  75,587    $  21,733
                                       =========    =========    =========    =========
Basic Earnings Per Share ...........   $    0.11    $    0.38    $    1.13    $    0.39
Diluted Earnings Per Share .........   $    0.11    $    0.38    $    1.13    $    0.39


           See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        2001        2000
                                                    ------------- ------------
                                                    (UNAUDITED)
ASSETS
Current Assets:
   Cash, including cash equivalents:
     2001-$26,239; 2000-$30,098 .................   $ 29,587      $ 35,328
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $1,460 in 2001 and
       $1,538 in 2000 ...........................     19,489        22,398
     Other ......................................      6,751         2,775
   Other prepaid expenses and current assets ....     10,626         5,676
                                                    --------      --------
         Total Current Assets ...................     66,453        66,177
                                                    --------      --------
Vessels and other property, at cost .............    741,538       534,814
Construction in progress ........................     86,764         2,905
                                                    --------      --------
   Total vessels and other property .............    828,302       537,719
Less accumulated depreciation ...................     70,687        50,304
                                                    --------      --------
         Vessels and Other Property-Net .........    757,615       487,415
                                                    --------      --------
Prepaid drydock expense .........................      4,968           374
Restricted cash .................................     12,006        10,649
Investments in, and advances to joint ventures ..        872         5,610
Long-term notes receivable ......................        150         6,887
Other assets and deferred charges ...............     14,328        14,392
                                                    --------      --------
         Total Assets ...........................   $856,392      $591,504
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .............................   $  5,424      $  6,349
   Accrued liabilities:
     Voyage and vessel ..........................      6,029         1,370
     Interest ...................................      1,429         1,387
     Other ......................................      6,758         3,562
   Deferred charter hire ........................      2,542         1,690
   Deferred gain on sale of vessel ..............       --           2,738
   Current portion of long-term debt ............     56,715        40,577
                                                    --------      --------
         Total Current Liabilities ..............     78,897        57,673
                                                    --------      --------
   Long-term debt ...............................    375,935       275,986
   Other liabilities ............................      6,258         3,142
   Stockholders' equity .........................    395,302       254,703
                                                    --------      --------
         Total Liabilities & Stockholders' Equity   $856,392      $591,504
                                                    ========      ========

            See notes to condensed consolidated financial statements


                                                OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE (UNAUDITED)
                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                          (IN THOUSANDS)

                                                                                        Unearned              Accumulated
                                                                                      Compensation Retained      Other
                                        Common Stock    Capital  Treasury  Deferred    Restricted  Earnings   Comprehensive
                                       Shares  Amount   Surplus    Stock  Compensation    Stock   (Deficit)   Income (Loss)
                                       ------  ------   -------  -------- ------------ ---------- ----------  -------------
Balance as of January 1, 2000 ........ 49,394  $24,697  $218,869  $(8,834)    --                    $(62,966)       --
Comprehensive income (loss):
    Net income ......................                                                                 53,085
    Unrealized loss on securities ...                                                                          $  (258)
Comprehensive income .................
Issuance of common stock ............. 11,710    5,855    20,984
Exercise of stock options ............    320      160     1,268
Issuance of stock options ............                     2,324           $(1,313)
Amortization of deferred
  compensation .......................                                         832
                                       ------  -------  --------  -------  -------                  --------    -------
Balance at December 31, 2000 ......... 61,424   30,712   243,445   (8,834)    (481)                   (9,881)      (258)

Comprehensive income (loss):
     Net income ......................                                                                75,587
     Unrealized loss on securities                                                                                 (613)
     Other comprehensive income (loss)                                                                           (2,906)

Comprehensive income

Issuance of common stock .............  9,831    4,916    62,899
Exercise of stock options ............    121       60       401
Issuance of stock options ............                      (481)              481
Issuance of restricted stock .........    900      450     4,671                           (5,121)
Retirement of treasury stock ......... (2,028)  (1,014)   (7,820)   8,834
Amortization of restricted
     stock ...........................                                                        255
                                       ------  -------  --------  -------  -------      ---------   --------    -------
Balance at September 30, 2001
     (unaudited) ..................... 70,248  $35,124  $303,115  $  --    $  --        $  (4,866)  $ 65,706    $(3,777)
                                       ======  =======  ========  =======  =======      =========   ========    =======




                                                          Total
                                        Comprehensive  Stockholders'
                                         Income (Loss)    Equity
                                        ------------- -------------
Balance as of January 1, 2000 ........                   $171,766
Comprehensive income (loss):
    Net income ......................    $53,085           53,085
     Unrealized loss on securities ...      (258)            (258)
                                         -------
Comprehensive income .................   $52,827
                                         =======
Issuance of common stock .............                     26,839
Exercise of stock options ............                      1,428
Issuance of stock options ............                      1,011
Amortization of deferred
  compensation .......................                        832
                                                         --------
Balance at December 31, 2000 .........                    254,703

Comprehensive income (loss):
     Net income ......................   $75,587           75,587
     Unrealized loss on securities ...      (613)            (613)
     Other comprehensive income (loss)    (2,906)          (2,906)
                                         -------
Comprehensive income .................   $72,068
                                         =======
Issuance of common stock .............                     67,815
Exercise of stock options ............                        461
Issuance of stock options ............                        --
Issuance of restricted stock .........                        --
Retirement of treasury stock .........                        --
Amortization of restricted
     stock ...........................                        255
                                                          --------
Balance at September 30, 2001
     (unaudited) .....................                    $395,302
                                                          ========


            See notes to condensed consolidated financial statements


                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                          FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                           2001         2000
                                                                        ---------    ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income ..........................................................   $  75,587    $  21,733
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ..................................      23,132       12,100
     Amortization of lease reserve ..................................        (231)      (2,076)
     Amortization of deferred gain on sale of vessel ................        (788)      (2,364)
     Amortization of restricted stock awards ........................         255         --
     (Gain)/loss on disposal and write down of vessels ..............     (19,550)      14,051
     Loss on disposal/write down of investments .....................       1,617          536
     Equity in operations of joint ventures-net of dividends received       2,274         (841)
   Changes in assets and liabilities:
     Decrease (increase) in receivables and other
       current assets ...............................................       5,554       (5,379)
     Advances to joint ventures and affiliates-net ..................         (22)        (601)
     Decrease (increase)in other assets and deferred charges ........         116         (523)
     Increase (decrease) in accounts payable and accrued
       liabilities ..................................................       6,315       (8,931)
     Increase (decrease) in other liabilities .......................         210          (74)
     Other ..........................................................        (857)         517
                                                                        ---------    ---------
Net cash provided by operating activities ...........................      93,612       28,148
                                                                        ---------    ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
     Additions to vessels and other property ........................    (277,072)    (105,562)
     Proceeds from disposition of vessels ...........................      77,282       46,888
     Proceeds from disposition of a joint venture ...................        --          2,657
     Payments for drydocking ........................................      (5,244)        --
     Payments for the purchase of a joint venture
      investment-net ................................................        --         (4,809)
     Proceeds from investments in joint ventures ....................       1,076         --
     Proceeds from notes receivable .................................       1,187        5,712
     Payments for investments .......................................      (6,357)      (2,436)
     Escrow of funds ................................................      (1,000)        (750)
                                                                        ---------    ---------
Net cash used by investing activities ...............................    (210,128)     (58,300)
                                                                        ---------    ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Proceeds on debt refinanced ....................................        --        264,500
     Payments on debt refinanced ....................................        --       (257,850)
     Proceeds from issuance of debt .................................     213,391       50,000
     Payments on debt ...............................................     (97,304)     (24,612)
     Proceeds (payments) from issuance of common stock-net ..........      (1,410)      18,656
     Payments for debt issue costs ..................................      (3,901)      (4,298)
                                                                        ---------    ---------
Net cash provided by financing activities ...........................     110,776       46,396
                                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents ................      (5,740)      16,244
Cash and cash equivalents at beginning of year ......................      35,327        7,381
                                                                         --------    ---------
Cash and cash equivalents at end of period ..........................   $  29,587    $  23,625
                                                                        =========    =========


           See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1

     The condensed consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

     The Company is a bulk shipping company incorporated on January 9, 1998 in the Republic of the Marshall Islands and is the successor company to Universal Bulk Carriers, Inc., a company which was a wholly-owned subsidiary of OMI Corp. (renamed Marine Transport Corporation) until June 17, 1998. OMI provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company trades under the symbol OMM on the New York Stock Exchange.

     RECLASSIFICATIONS- Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.

     DERIVATIVES AND HEDGING ACTIVITIES- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") as amended, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a hedge of a forecasted transaction ("cash flow" hedge). The Company does not have foreign-currency fair-value or cash-flow hedges ("foreign currency" hedge) or a hedge of a net investment in a foreign operation.

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to this exposure, the Company selectively enters into derivative transactions pursuant to the Company's policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

     As of September 30, 2001, the Company has interest rate swaps to effectively convert a portion of its debt from a floating to fixed rate basis, which swaps are designated and qualify as cash flow hedges. OMI's swaps are 100% effective (no ineffectiveness) under conditions required under SFAS 133. Accordingly, no gains or losses were recorded in income relative to the Company's debt and interest rate swaps.

     NEWLY ISSUED ACCOUNTING STANDARDS TO DATE-- During 2001, the Financial Accounting Standards Board ("FASB") issued four statements, which are summarized as follows:

     SFAS 141, "Business Combinations" addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the statement to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets on the books as of September 30, 2001 and therefore expects no impact on the financial statements.

     SFAS 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's results of operations or financial position.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's results of operations or financial position.

NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

As of September 30, 2001 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
  variable rates of the London Interbank Offering
  Rate ("LIBOR")(1) (2)............................................. $  431,021
7.00% Convertible Note due 2004......................................     1,629
                                                                     ----------
       Total........................................................    432,650
       Less current portion of long-term debt.......................     56,715
                                                                     ----------
Long-term debt    .................................................. $  375,935
                                                                     ==========

(1) Rates at September 30, 2001 ranged from 4.31 percent to 6.5625 percent (including margins).

(2) OMI has secured interest rate swaps that fix $115,000,000 of variable rate debt at 4.86% for three years and $60,000,000 at 4.77% for four years.

In August 2001, OMI repurchased $4,357,000 of its 10.25% unsecured Senior Notes outstanding at par.

2001 Financing

     On July 27, 2001, OMI closed on a six year $348,000,000 reducing revolving credit facility (the "Facility"). The Facility has been and will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on eleven new building vessels with deliveries scheduled through the first quarter of 2003 (ii) acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 (iii) the exercise of the $45,000,000 purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and (iv) for general corporate purposes up to the applicable available amount under the Facility. The Facility includes interest rate margins similar to other credit facilities of the Company based on a pricing ratio grid (currently 125 basis points over LIBOR) and contains similar covenants. The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7,460,000 per quarter until July 27, 2007 at which time the entire Facility is due. At September 30, 2001, the amount drawn under this Facility was $116,391,000.

Other 2001 Financing

     In January 2001 the Company obtained a $35,000,000 term loan to partially finance the delivery of a Suezmax newbuilding (see Note 5). The loan is to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1,670,000 each, and the next 12 in the amount of $1,170,000 each, with a balloon payment in the amount of $14,280,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. At September 30, 2001, the outstanding loan balance was $33,330,000 and applicable margin was 1.25%.

     On March 1, 2001 the Company obtained a credit facility of $23,000,000 to finance the purchase of three product carriers acquired in February and March 2001 (see Note 5). The loan was repaid on August 13, 2001 and two of the three vessels (one vessel was sold in May 2001, see Note 6) was refinanced as part of the Facility described above.

     In April 2001 the Company obtained a $19,000,000 term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan is to be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1,250,000 each, and the next 10 in the amount of $750,000 each, with a balloon payment in the amount of $6,500,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. At September 30, 2001, the outstanding loan balance was $19,000,000 and applicable margin was 1.25%.

     In September 2001 the Company obtained an eight year $40,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one which was delivered on September 10, 2001 and the other on October 12, 2001. The loan is split into two $20,000,000 tranches. The loan for each tranche is to be repaid beginning three months after the final drawdown in 32 consecutive quarterly installments, the first 20 in the amount of $450,000 each and the next 12 in the amount of $350,000 each, with a balloon payment in the amount of $6,800,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin will be based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis, with the exception of the first six months which is fixed at 1.25%.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of September 30, 2001, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of September 30, 2001, the Company has two interest-rate swap transactions with notional amounts of $60,000,000 and $115,000,000 in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005. These transactions have been designated as cash flow hedges and as of September 30, 2001, the Company has recorded a liability of $2,906,000 related to the fair market value of these hedges and a charge correspondingly to Other Comprehensive Income.

NOTE 3 - EARNINGS PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all dilutive stock options and convertible debentures using the treasury stock method.

     The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

                                      FOR THE THREE      FOR THE NINE
                                       MONTHS ENDED       MONTHS ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,
                                     ----------------------------------
                                      2001     2000     2001      2000
                                     ------   ------   ------    ------
(in thousands, except per share
  amounts)

BASIC EARNINGS PER SHARE:
     Weighted average common shares
         outstanding ..............   70,244   59,211   66,597   55,749
                                      ======   ======   ======   ======
DILUTED EARNINGS PER SHARE:
     Weighted average common shares
         outstanding ..............   70,244   59,211   66,597   55,749
     Options ......................      260      309      458      240
     7% Convertible notes .........     --       --       --       --
                                      ------   ------   ------   ------
 Weighted average common shares
         Outstanding-diluted ......   70,504   59,520   67,055   55,989
                                      ======   ======   ======   ======
BASIC EARNINGS PER SHARE:
     Net income ...................   $ 0.11   $ 0.38   $ 1.13   $ 0.39
                                      ======   ======   ======   ======
DILUTED EARNINGS PER SHARE:
     Net income ...................   $ 0.11   $ 0.38   $ 1.13   $ 0.39
                                      ======   ======   ======   ======

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 because the average price of OMI's stock was less than the stock conversion price of $7.375.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended September 30, 2001 and 2000 interest paid totaled approximately $17,058,000 and $17,764,000, respectively.

     During April and June 2001, OMI issued in aggregate 3,125,000 shares of its common stock at $8.00 per share for a total value of $25,000,000 as partial payment for the acquisitions of a product carrier on April 25, 2001 and two crude oil tankers on June 21, 2001 (see Note 5).

     During February and March 2001, the Company issued approximately 6,699,000 shares at $7.00 per share for a total of value of $46,893,000 (not including fees paid in cash) as partial payment for the acquisitions of three vessels and for two vessels under construction (see Notes 5 and 8).

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

NOTE 5 - ACQUISITIONS

     During January 2001, a new Suezmax vessel, the SOMJIN, was delivered from the shipyard. Total capitalized costs aggregated approximately $61,473,000.

     During February and March 2001, OMI acquired two 1990 built and one 1989 built product carriers for an aggregate contract price of approximately $41,250,000. OMI issued an aggregate of 2,650,000 shares of common stock during February and March 2001 as partial payment for the vessels (see Notes 4 and 6).

     During April 2001, OMI acquired one 35,000 deadweight metric ton ("dwt") product carrier built in 2000 for $29,000,000. OMI issued 1,125,000 shares (see
Note 4) of its common stock to the seller at $8.00 per. Since the average of the closing prices for 120 trading days following registration was less than $8.00 per share, OMI was obligated to pay $2,250,000 in October 2001. The vessel began a three-year time charter upon delivery.

     During June 2001, OMI purchased two 36,000 dwt crude oil tankers built in 1993 for $21,750,000 each. The vessels are on time charters that continue until May and July 2005. The charterer has three one-year options. The aggregate purchase price of $43,500,000 was paid in cash and stock. The Company issued 2,000,000 shares (see Note 4) of common stock at $8.00 per share, with no price guarantee, as partial payment.

     During September 2001, OMI purchased three product carriers (35,000-37,000 dwt) with approximate capitalized costs aggregating $92,361,000. Two of the vessels began three-year time charters and one vessel began a five-year time charter upon delivery.

     On October 12, 2001, a 2000 built 35,000 dwt product carrier contracted for in September 2001, was delivered for an approximate cost of $30,000,000. The vessel began a five-year time charter upon delivery.

NOTE 6 - DISPOSAL OF VESSELS

     In May 2001, OMI sold one of the 1990 built product carriers purchased in March 2001 (see Note 5) for $14,800,000 and recognized a gain on the sale of $637,000.

     During June 2001, the Company sold a 2000 built Suezmax tanker for $64,000,000 and used part of the proceeds to repay debt of $37,700,000. OMI recognized a gain of $17,473,000 from the sale of the vessel.

NOTE 7 - FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and "dirty" products. This fleet includes four sizes of vessels, Suezmax, ULCC, Panamax and handysize (36,000 dwt) tankers (the 2000 results include the aframax vessel sold in March 2000).

     Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, handymax and handysize vessels.

     The following is a summary by major operating segments:


                                                                       FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                      ----------------------    ----------------------
                                                                         2001        2000         2001          2000
                                                                      ---------    ---------    ---------    ---------
(in thousands)
TOTAL REVENUES:
     Crude Oil Tanker Fleet .......................................   $  24,694    $  44,243    $ 102,709    $  92,284
     Product Carrier Fleet ........................................      20,440       10,612       58,079       29,771
     Other ........................................................          69         --            295         --
                                                                      ---------    ---------    ---------    ---------
         Total ....................................................   $  45,203    $  54,855    $ 161,083    $ 122,055
                                                                      =========    =========    =========    =========
TIME CHARTER EQUIVALENT REVENUES: (1)
     Crude Oil Tanker Fleet .......................................   $  19,342    $  36,941    $  87,288    $  74,031
     Product Carrier Fleet ........................................      17,601       10,650       51,635       29,805
                                                                      ---------    ---------    ---------    ---------
         Total ....................................................   $  36,943    $  47,591    $ 138,923    $ 103,836
                                                                      =========    =========    =========    =========
INCOME BEFORE EQUITY IN OPERATIONS
 OF JOINT VENTURES:
     Crude Oil Tanker Fleet (2) ...................................  $    4,989    $  21,607    $  62,121    $  34,491
     Product Carrier Fleet (2) ....................................       6,414        2,537       21,012       (6,281)
     General and administrative expense
      not allocated to vessels ....................................      (2,209)      (2,071)      (5,923)      (6,524)
     Other ........................................................      (1,630)        (703)      (1,843)      (2,002)
                                                                      ---------    ---------    ---------    ---------
         Total ....................................................   $   7,564    $  21,370    $  75,367    $  19,684
                                                                      =========    =========    =========    =========


(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income includes gain (loss) on disposal/write down of vessels-net see below:

                           FOR THE THREE MONTHS    FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           --------------------    --------------------
                              2001       2000        2001       2000
                            --------   --------    --------   --------
(in thousands)
Crude Oil Tanker Fleet ..   $   --     $   --      $ 18,913   $   --
Product Carrier Fleet ...         41     (1,432)        637    (14,051)
                            --------   --------    --------   --------
Gain (loss) on disposal/
 write down of vessels-net  $     41   $ (1,432)   $ 19,550   $(14,051)
                            ========   ========    ========   ========

     During the three and nine months ended September 30, 2001 and 2000, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

NOTE 8 - OTHER COMMITMENTS

     During September 2001, the Company agreed to acquire two 37,000 dwt product carriers currently under construction for approximately $30,000,000 each. The first vessel will be delivered in December 2001 and the second in March 2002. OMI has secured financing of $22,000,000 for each vessel upon delivery. Both vessels have been committed to three-year time charters.

     During June 2001, OMI agreed to have constructed two 70,100 dwt product carriers for $36,718,000 each, which are expected to be delivered in April and May of 2003.

     During April 2001, OMI agreed to acquire a 37,000 dwt product carrier, which was under construction for another owner for approximately $30,500,000. Upon delivery in November 2001, the vessel will commence a three-year time charter.

     During February 2001, OMI agreed to purchase two Suezmax vessels under construction by another owner for 2002 delivery for $53,800,000 each.

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

NOTE 9-STOCKHOLDERS' EQUITY

 Stock Based Compensation

     Options- During the quarter and nine months ended September 30, 2000, the Company recorded compensation expense of $699,000 and $1,240,000, respectively, relating to stock options. The 2000 compensation expense was recorded in general and administrative expense in the statements of operations. There was no compensation expense related to stock options for the three and nine months ended September 30, 2001.

     As of September 30, 2001, capital surplus was debited for $481,000 relating to the current quarter's compensation expense adjustment and deferred compensation relating to the above option plan at OMI's stock price at September 30, 2001. At September 30, 2001, the balance in deferred compensation relating to options was zero, resulting from the option prices being below OMI's stock price at that date.

     Restricted Stock-On July 2, 2001, OMI awarded 900,000 shares of restricted stock to executive officers and directors for a total value at the date of grant of $5,121,000. Of the 900,000 shares, restrictions lapse for 25 percent at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at an individual's retirement date (if the executive officer or director remains with the Company for at least five years from the date of grant).

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

     OMI's net income was $7.6 million or $0.11 basic/diluted earnings per share ("EPS") for the third quarter 2001 compared to net income of $22.4 million or $0.38 basic/diluted EPS for the third quarter 2000. For the nine months ended September 30, 2001, net income was $75.6 million or $1.13 basic/diluted EPS compared to a net income of $21.7 million or $0.39 basic/diluted EPS for the nine months ended September 30, 2000.

FLEET REPORT

     OMI's fleet currently comprises 29 vessels (including the product carrier delivered on October 12, 2001) aggregating 2.1 million deadweight metric tons ("dwt"), consisting of six Suezmaxes, three Panamax tankers carrying crude oil, 17 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC") as follows:


                                             Number
                                            of Vessels             dwt
                                            -----------     --------------------
Crude Oil Fleet:
----------------
     1998-2001 built Suezmax vessels .....      5             150,000-160,000
     1999 Suezmax vessel chartered-in ....      1             157,000
     1993 built crude tankers ............      2              36,000
     1980's built Panamax vessels ........      3              66,000
     1986 built ULCC .....................      1             322,000
                                               --
                  Total ..................     12
                                               ==

Product Carrier ("Clean") Fleet:
--------------------------------
     2000 built handymax product .........      2              47,000
     1999-2001 built handysize product ...      6              35,000-37,000
     1984-1991 built handysize product ...      9              29,000-35,000
                                               --
                  Total ..................     17
                                               ==

     Our objective is to operate a high quality, well-maintained, modern fleet of vessels that are concentrated in selected markets. Large fleets of uniform-sized younger vessels offer many advantages to customers, as well as enabling the Company to maintain lower operating costs. In recent years, we have sought to modernize and increase the size of our fleet. OMI began purchasing rights to obtain vessels upon delivery from shipyards in 2000. By doing so, we obtain earlier access to the vessels than we would if we ordered from the shipyards and we increase the size of our fleet without increasing the supply of tonnage. In 2001, we acquired two Suezmax and five handysize product carriers under construction (two vessels were delivered in September) from other owners. We have also contracted for four handymax and two Panamax newbuildings.

     OMI has the following vessels contracted for delivery:

Vessels On Order:
                                              Expected
                                               Delivery   Approx.    Charter
To Be Named             Type of Vessel           Date       dwt    Expiration
-----------         ------------------------  ---------   -------  ----------
ASHLEY ..........   Product/Chemical Carrier   11/2001     37,000    11/2004
OHIO ............   Product Carrier            12/2001     37,000    12/2004
AMAZON ..........   Product Carrier             1/2002     47,000     1/2005
SAN JACINTO .....   Product Carrier             3/2002     47,000     3/2005
ORONTES .........   Product Carrier             3/2002     37,000     3/2005
DAKOTA ..........   Crude Oil Tanker            9/2002    159,000       Spot
DELAWARE ........   Crude Oil Tanker           10/2002    159,000       Spot
MOSELLE .........   Product Carrier             2/2003     47,000     2/2006
ROSETTA .........   Product Carrier             3/2003     47,000     3/2006
OTTAWA ..........   Product Carrier             4/2003     70,100       Spot
TAMAR ...........   Product Carrier             5/2003     70,100       Spot
                                                          -------
                                               Total      757,200
                                                          =======

Recent Activities

During 2001 OMI:

(a) Contracted to purchase two product carriers built in 2000; the first vessel was delivered on September 10, 2001 and the second was delivered on October 12, 2001. The vessels have been committed to five-year time charters.

(b) Contracted with two shipowners to acquire three product carriers under construction. Two vessels were delivered in September 2001 and commenced three-year time charters. The third vessel is expected to be delivered in November 2001 and is also committed to a three-year time charter upon delivery.

(c) Acquired two 1993 built 36,000 dwt crude oil carriers in June 2001, which had remaining time charters of approximately four years on each vessel (not including charterer's options to extend).

(d) Sold a 2000 built Suezmax tanker, recognizing a gain on sale of $17.5 million upon delivery in June 2001.

(e) Acquired a 2000 built 35,000 dwt product carrier in April 2001 from another owner and commenced a three-year time charter upon delivery.

(f) Acquired two 1990 and one 1989 built product carriers. Sold one of the 1990 built vessels at a gain of $0.6 million in May 2001.

(g) Purchased a new Suezmax tanker in January 2001 from a shipbuilder, the contract for which was acquired from another owner.

(h)  Contracted to build two Panamax vessels to be delivered in April and May
     2003.

(i) Agreed to acquire two shipbuilding contracts for Suezmax vessels from another owner to be delivered in September and October 2002.

(j) Exercised options to purchase three 47,000 dwt product carriers to be delivered in March 2002 and February and March 2003, which will commence three year time charters upon delivery.

(k) Redelivered two Suezmax vessels in accordance with early termination clauses of charter hire agreements.

(l) Extended four time charters for an additional two years for product carrier newbuildings delivered in 1999 and 2000.

MARKET OVERVIEW

     Rates in the third quarter 2001 softened for the crude oil fleet but remained stable for the product carrier fleet in comparison to the third quarter 2000. Third quarter rates in both the crude oil fleet and the product carrier fleet operating in the spot market declined in comparison to second quarter 2001 rates.

     Tanker charter rates are determined in a highly competitive market and depend on the supply of and demand for tanker capacity. Demand for tankers depends primarily on the volume of crude oil and petroleum products transported as well as the distance over which it is carried. Such demand is a function of world economic conditions and the resulting need for oil, world oil production and consumption patterns, as well as events which interrupt oil production, trade routes and consumption. The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrappings and the behavior of tanker users as well as the operating efficiency of the existing fleet.

Crude Oil Fleet Highlights

     In the third quarter 2001, rates for OMI's Suezmax, Panamax and ULCC vessels operating in the spot market declined. In addition, the vessels had more waiting days (the days the vessel is not sailing and is waiting for a cargo/contract) in comparison to the second quarter 2001. OMI's average market rates or average time charter equivalents ("TCE") rates include waiting days and exclude drydock days. Lower spot rates in the crude oil sector resulted from declines in oil exports from Iraq coupled with OPEC's decisions to reduce its oil production quotas in February, April and again in September of 2001 by the total of 3.5 million barrels per day (b/d) to support oil prices. TCE rates also fell as a result of lower demand for oil due to world economic slowdown and more recently due to the September 11th attack on the U.S.

     The world tanker fleet totaled approximately 283 million dwt at the end of the third quarter 2001, up by 2.7 million dwt or 1.0% from the year-end 2000 level. The tanker orderbook for delivery over the next few years totaled 67.2 million dwt, or 23.7% of the existing fleet at the end of September 2001. Approximately 4.6 million dwt of the orderbook is scheduled for delivery in 2001, 25.1 million dwt in 2002, 27.4 million dwt in 2003 and the balance in 2004. The tanker orderbook includes 63 Suezmaxes aggregating 9.9 million dwt, or 29.3% of the existing internationally trading Suezmax tanker fleet and 92 VLCCs aggregating 28.4 million dwt, or 22.6% of the existing VLCC fleet. The relatively high tanker orderbook reflects the robust tanker market in 2000 and early 2001 as well as the need for tanker replacement due to new International Maritime Organization ("IMO") regulations. These regulations will take effect in 2003 and will force the phrase out of old tankers, or about 30% of the existing tankers fleet through 2007.

     Approximately 79.2 million dwt, or 28% of the total tanker fleet was 20 or more years old at the end of the September 2001, and 40 million dwt or 14.1% of the existing tanker fleet was 25 or more years old. In addition, 42

Suezmaxes of about 6.0 million dwt, or 17.7% of the existing Suezmax fleet was 20 or more years old, including 25 Suezmaxes which are 25 or more years old.

     Tanker sales for scrap and for Floating Production Storage Offloading ("FPSO") conversion total 12.4 million dwt through September 2001, or an annual rate of about 16.5 million dwt. This is about the same as newbuilding deliveries this year and would result in a stable tanker supply in the foreseeable future. Tanker scrappings have accelerated since May as TCEs began to soften. This is an indication that in the presence of strict environmental regulations, the owners of old and inefficient tanker tonnage will not hesitate to sell these vessels for scrap at times of rate weakness. So far this year, twelve Suezmaxes and eighteen VLCCs have been sold for scrap, and six Suezmaxes and eight VLCCs were sold for FPSO conversion. Tanker scrapping activity continues and in October about 2.0 million dwt were sold for scrap, including six VLCCs and one Suezmax.

     World oil demand is expected to increase only marginally in 2001 as a result of the world economic slowdown in the second half of the year. This is expected to reduce tanker market prospects in the short-term due to lower oil demand and possibly further OPEC oil production cuts, notwithstanding the usual seasonal tanker market benefits from the upcoming winter.

     It is unclear when world economic activity will begin to improve. Against that backdrop, the newbuilding deliveries during the next two years are substantial and improvement in rates will depend upon when oil demand increases and the level of scrapping of old tankers.

Product Carrier ("Clean") Fleet Highlights

     Rates for OMI's product carriers operating in the spot market increased in the third quarter 2001 versus the third quarter 2000, although such rates softened slightly from the second quarter 2001.

     Average TCE rates for handysize product tankers in the Caribbean fell compared to the previous quarter as well as from the year ago level. This was due to weaker world economic conditions resulting in fewer cargo movements and some growth in the product tanker supply.

     The world product tanker fleet totaled 47.8 million dwt at the end of the third quarter 2001, up by 0.9 million dwt or 1.9% from the end 2000 level. The product tanker orderbook for delivery over the next few years totaled 9.9 million dwt, or 20.7% of the existing product tanker fleet at the end of September 2001. Approximately 0.5 million dwt are scheduled for delivery in 2001, 4.1 million dwt in 2002, 4.1 million dwt in 2003 and the balance in 2004. At the same time, about 10.6 million dwt or 22.2% of the existing fleet was 20 or more years old and 4.4 million dwt or 9.2% of the existing fleet was 25 or more years old, of which 54% are handysize vessels.

     It appears that in the short-term, product tanker rates have not been effected directly by OPEC's decisions as has the crude oil tanker market. The fall in oil demand due to adverse economic conditions could have an affect on the usual seasonal improvement in the product tanker market, unless the upcoming winter is colder than normal. In the long-term, the return of world economic activity and the shortage of refinery capacity in the United States, western Europe and Asia would provide for improvement in the product tanker market.

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

     OMI is in the process of securing certain vessels on long-term time charter contracts (see Outlook section). Currently, 12 of OMI's 29 vessels are secured on time charters greater than one year. The crude oil fleet, however, has been operating primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel.

     Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, amortization of drydock costs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. During the third quarter, OMI locked in its insurance premiums with three-year contracts, which also covers the new vessels that OMI has on order, for hull and machinery and for most of its fleet, protection and indemnity insurance.

Voyage Revenues less Vessel and Voyage Expenses

For the Three and Nine Months Ended September 30, 2001 Versus September 30, 2000

     Net voyage revenues of $24.1 million for the three months and $103.2 million for the nine months ended September 30, 2001 decreased $12.6 million for the three months and increased $32.2 million for the nine months ended September 30, 2000, respectively. Net voyage revenues for the three and nine months ended September 30, 2001 and 2000 were as follows by market segments in which OMI primarily operates.

In millions
                                           FOR THE THREE         FOR THE NINE
                                            MONTHS ENDED         MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                           ----------------   ---------------
                                            2001     2000      2001       2000
                                           -------  -------   --------  --------
VOYAGE AND OTHER REVENUES (NET OF
  COMMISSIONS):
Crude Oil Fleet .........................   $  24.7  $  44.2 $  102.7  $   92.3
Product Carrier Fleet ...................      20.4     10.7     58.1      29.8
Other Revenue ...........................       0.1      --       0.2       --
                                            -------  ------- --------  --------
  Total .................................   $  45.2  $  54.9 $  161.0  $  122.1
                                            =======  ======= ========  ========
VOYAGE EXPENSES:
Crude Oil Fleet .........................   $   5.4  $   7.3 $   15.4  $   18.3
Product Carrier Fleet ...................       2.8      --       6.5       --
                                            -------  ------- --------  --------
  Total .................................   $   8.2  $   7.3 $   21.9  $   18.3
                                            =======  ======= ========  ========
TCE REVENUES:
Crude Oil Fleet .........................   $  19.3  $  36.9 $   87.3  $   74.0
Product Carrier Fleet ...................      17.6     10.7     51.6      29.8
                                            -------  ------- --------  --------
  Total .................................   $  36.9  $  47.6 $  138.9  $  103.8
                                            =======  ======= ========  ========
VESSEL EXPENSES (INCLUDING CHARTER HIRE):
Crude Oil Fleet .........................   $   7.3  $   7.5 $   21.9  $   21.9
Product Carrier Fleet ...................       5.7      3.4     14.5      10.8
All Other ...............................      (0.1)     --      (0.5)      0.1
                                            -------  ------- --------  --------
  Total .................................   $  12.9  $  10.9 $   35.9  $   32.8
                                            =======  ======= ========  ========
NET VOYAGE REVENUES:
Crude Oil Fleet .........................   $  12.0  $  29.4 $   65.4  $   52.1
Product Carrier Fleet ...................      11.9      7.3     37.1      19.0
All Other ...............................       0.2      --       0.7      (0.1)
                                            -------  ------- --------  --------
  Total .................................   $  24.1  $  36.7 $  103.2  $   71.0
                                            =======  ======= ========  ========

Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

Crude Oil Tanker Fleet

     At September 30, 2001, OMI operated 12 crude oil carriers, including one vessel chartered-in, compared to 12 crude oil carriers at September 30, 2000, including three vessels chartered-in.

     Changes from January 1, 2000 to September 30, 2001 that are reflected in the operating results of the crude oil fleet are as follows:

o acquired two handysize crude oil tankers in June 2001 (time chartered until May/July 2005 not including options)

o    sold a Suezmax vessel in June 2001 at a gain of $17.5 million

o    acquired a Suezmax newbuilding in January 2001

o    redelivered two chartered-in vessels in January and March 2001

o received delivery of two Suezmax newbuildings, which began their first voyages in the second quarter of 2000

o acquired a ULCC vessel, which was purchased on June 30, 2000 (the Company previously owned 49 percent) from OMI's joint venture partner

o    sold an aframax vessel in March 2000

     Net Voyage revenues earned by the crude oil fleet for the three and nine months ended September 30, 2001 were $12.0 million and $65.4 million, respectively, a decrease of $17.4 million over the three months and an increase of $13.3 million over the nine months ended September 30, 2000.

     The following table sets forth comparative operating results for the crude oil fleet for the three and nine months ended September 30, 2001 and September 30, 2000:

In millions
                                          FOR THE THREE   FOR THE NINE
                                           MONTHS ENDED   MONTHS ENDED
                                          SEPTEMBER 30,   SEPTEMBER 30,
                                       ----------------  --------------
                                         2001     2000     2001    2000
                                       -------  ------   -------  -----
CRUDE FLEET:

SUEZMAXES:
TCE revenue ........................   $  11.2 $  28.1 $  58.8 $  55.8
Vessel expenses ....................       2.6     1.7     8.0     5.6
Charter hire expense ...............       1.6     4.0     6.2    11.6
                                       ------- ------- ------- -------
Net voyage revenue .................   $   7.0 $  22.4 $  44.6 $  38.6
                                       ======= ======= ======= =======
ULCC:
TCE revenue ........................   $   2.2 $   2.7 $   7.8 $   2.7
Vessel expenses ....................       0.7     0.6     2.3     0.6
                                       ------- ------- ------- -------
Net voyage revenue .................   $   1.5 $   2.1 $   5.5 $   2.1
                                       ======= ======= ======= =======
PANAMAXES:
TCE revenue ........................   $   2.9 $   6.1 $  17.4 $  14.5
Vessel expenses ....................       1.9     1.2     4.8     3.9
                                       ------- ------- ------- -------
Net voyage revenue .................   $   1.0 $   4.9 $  12.6 $  10.6
                                       ======= ======= ======= =======
OTHER CRUDE & Misc. Adjustments:
TCE revenue ........................   $   3.0 $  --   $   3.4 $   1.1
Vessel expenses ....................       0.5    --       0.7     0.3
                                       ------- -----   -------  ------
Net voyage revenue .................   $   2.5 $  --   $   2.7 $   0.8
                                       ======= =====   ======= =======
TOTAL CRUDE FLEET NET VOYAGE REVENUE   $  12.0 $  29.4 $  65.4 $  52.1
                                       =======   ===== ======= =======

     Fluctuations in each of the crude oil fleet vessel types were as follows:

     Suezmaxes- Net decreases in the Suezmax fleet net voyage revenue was $15.4 million or 69 percent for the three months and increases in net voyage revenue of $6.0 million or 16 percent for the nine months ended September 30, 2001 compared to 2000. Decreases in net voyage revenue of $17.2 million in the third quarter 2001 compared to the third quarter 2000 resulted from (1) a decline in charter rates coupled with increased waiting days for five vessels operating on spot charters in both periods, (2) a decrease in net voyage revenue of approximately $4.0 million due to the sale of a Suezmax vessel

(LOIRE) in June 2001 and (3) 184 fewer operating days in the third quarter 2001 due to the early termination of time charters-in of two vessels redelivered during the first quarter 2001. Increases in net voyage revenue of $1.8 million that partially offset the decreases were attributable to revenue earned from a newly acquired Suezmax vessel (SOMJIN) delivered in January 2001.

     Increase in net voyage revenue during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 were primarily attributable to (1) an increase in the average YTD TCE revenue for Suezmax vessels and (2) an increase of $8.4 million in 2001 for three Suezmaxes (SOMJIN, SOYANG and LOIRE), two of which had been delivered during the second quarter 2000 and one of which had been delivered in January 2001. Increases in net voyage revenue were reduced by decreases in net voyage revenue during the nine months ended September 30, 2001 compared to the same period in 2000 primarily in the third quarter 2001 for the reasons outlined in the previous paragraph.

     Six of our Suezmax vessels (after the sale of the LOIRE and completion of a time charter contract of a vessel in August 2001) have been operating in a marketing alliance with other vessels that are operated by our joint venture, Alliance Chartering LLC ("Alliance"), which is jointly owned with Frontline Ltd., a major international shipping company. Alliance principally trades from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast.

     Average daily TCE revenue (which includes waiting time) earned in the spot market in 2000 and 2001 was as follows:

                  $22,723 1Q 2000       $38,357 1Q 2001
                  $27,185 2Q 2000       $37,426 2Q 2001
                  $42,041 3Q 2000       $20,340 3Q 2001
                  $49,390 4Q 2000

     The decline in rates in the third quarter 2001 from the second quarter 2001 and in comparison to third quarter 2000 rates for these vessels are consistent with the decline in the TCE rates for this sector resulting from current economic conditions and other factors discussed in the Market Overview.

ULCC- Net voyage revenues decreased $0.6 million during the three months and increased $3.4 million during the nine months ended September 30, 2001 compared to the same period in 2000. Increases in the nine month period resulted from OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000. This vessel's earnings were accounted for in equity in operations of joint ventures at 49.0 percent during the first half of 2000. Earnings were lower in the third quarter 2001 because the vessel was just coming out of drydock (offhire for 50 days) at a time when spot rates began to decline.

Panamaxes- Net voyage revenues decreased $3.9 million during the three months and increased $2.0 million during the nine months ended September 30, 2001 compared to the same period in 2000. Decreases in the third quarter 2001 resulted from a decline in charter hire rates coupled with 82 offhire days during the quarter relating to the drydock of one of the vessels. Increased rates for two of the Panamax vessels operating in the pool during the nine months ended September 30, 2001 resulted from better tanker market fundamentals during the first half of 2001 compared to 2000.

Other Crude Oil Tankers & Misc. Adjustments-Earnings of $2.5 million and $2.8 million during the three and nine months ended September 30, 2001, respectively, represent net voyage revenue for the two crude oil carriers delivered during June 2001 that are continuing on long-term time charters until mid-2005, not including options. Earnings for the aframax sold in March 2000 and other adjustments relating to the settlement of accruals for vessels previously sold were included in this group for 2001 and 2000.

Product Carrier Fleet

     At September 30, 2001, OMI operated 16 product carriers (three of which were delivered mid-September 2001) compared to nine product carriers at September 30, 2000. Changes from January 1, 2000 to September 30, 2001 that are reflected in the operating results of the product carrier or ("Clean") fleet are as follows:

o acquired two handysize product carrier newbuildings in September 2001 (time chartered until September 2004)

o acquired a 2000 built handysize product carrier in September 2001 (time chartered until September 2006)

o acquired a 2000 built handysize product carrier in April 2001 (time chartered until April 2004)

o    acquired three secondhand handysize product carriers in February and March
     2001

o sold one product carrier purchased in March 2001 during May 2001 at a gain of $0.6 million

o acquired two handymax product carriers in September and November 2000 (originally time chartered until 2002 and extended until 2004 during 2001)

o    Sold four handysize product carriers, three in May 2000 and one in August
     2000

     Net Voyage revenues earned by the product carrier fleet for the three and nine months ended September 30, 2001 were $11.9 million and $37.1 million, respectively, an increase of $4.6 million over the three months and $18.1 million over the nine months ended September 30, 2000.

     The following table sets forth comparative operating results for the product carrier fleet for the three and nine months ended September 30, 2001 and September 30, 2000:

In millions
                                         FOR THE THREE   FOR THE NINE
                                          MONTHS ENDED   MONTHS ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,
                                       ---------------  --------------
                                         2001   2000     2001    2000
                                       ------- -------  ------ -------
CLEAN FLEET:
PRODUCTS ON SPOT:
TCE revenue ........................   $   8.8 $  7.6  $  32.2 $  22.2
Vessel expenses ....................       3.1    2.8      9.3     9.0
                                       ------- ------  ------- -------
Net voyage revenue .................   $   5.7 $  4.8  $  22.9 $  13.2
                                       ======= ======  ======= =======
PRODUCTS ON TIME CHARTER:
TCE revenue ........................   $   8.8 $  3.0  $  19.5 $   7.5
Vessel expense .....................       2.6    0.5      5.3     1.7
                                       ------- ------  ------- -------
Net voyage revenue .................   $   6.2 $  2.5  $  14.2 $   5.8
                                       ======= ======  ======= =======

TOTAL CLEAN FLEET NET VOYAGE REVENUE   $  11.9 $  7.3  $  37.1 $  19.0
                                       ======= ======  ======= =======

     Fluctuations in each of the product carrier groups were as follows:

Product Carriers (on spot)- During the nine months ended September 30, 2001, eight of the Company's handysize product tankers were operating in the spot market (six of these vessels were previously in a marketing pool with a joint venture until March/April 2001) compared to six vessels (after the sale of three vessels in the second quarter and one vessel in the third quarter 2000) at September 30, 2000. Time charter rates from the joint venture marketing pool reflected spot market rates since they were adjusted periodically with pool profits. Three vessels were acquired in February and March 2001 (one was sold May in 2001) and are also included in the vessels operating in the spot market.

     The net increase in net voyage revenue during the third quarter of 2001 of $4.6 million over the third quarter of 2000, reflect a net increase of $0.9 million for vessels operating in the spot market. Spot market vessel increases of approximately $1.7 million were attributable to net voyage revenue earned by the two vessels acquired in 2001 and increases in TCE rates for the five vessels operating in the spot market in both periods. Such earnings were offset in part by decreased profits of $0.4 million from a vessel sold in August 2000 (41 more operating days in 2000), lower earnings from two product carriers offhire relating to drydock an aggregate of 27 days in the third quarter 2001 and lower earnings of approximately $0.8 million because a vessel operating in the spot market in 2000 began a two-year time charter in July 2001.

     The net increase in net voyage revenue during the nine months ended September 30, 2001 of $18.1 million over the comparable period in 2000, reflect a net increase of $9.7 million for vessels operating in the spot market. Spot market vessel increases of approximately $4.8 million were attributable to net voyage revenue earned by the three vessels acquired in 2001 (including one vessel, which was sold in May 2001). Increases in TCE rates during 2001 resulted in higher net voyage revenue of approximately $8.0 million, (net of 69 days offhire for three vessels, which were drydocked in 2001) relating to five vessels (plus 182 days of a sixth vessel that began a time charter in July 2001) that operated in the spot market in both periods. Such earnings were offset in part by decreased profits of approximately $3.0 million attributable to four vessels disposed of in 2000 (588 more operating days in 2000) and lower earnings of approximately $0.8 million because a vessel that operated in the spot market in 2000 began a time charter in July 2001.

     Average daily TCE revenue earned (which includes waiting time, vessels sold in 2000 and vessels acquired in 2001) was as follows:

           $ 7,206     1Q 2000      $17,542 1Q 2001
           $11,031     2Q 2000      $17,602 2Q 2001
           $12,774     3Q 2000      $14,132 3Q 2001
           $14,995     4Q 2000

     The increase in rates for OMI's product carriers in the spot market are consistent with the incremental rise in the TCE rates for this sector. See discussion in the Market Overview.

Product Carriers (on time charter)- Increases in net voyage revenue of $3.7 million for the three months and $8.4 million for the nine months ended September 30, 2001 over 2000, relate primarily to earnings from six additional vessels in 2001 compared to 2000 periods; two handymax product carriers, which were delivered September and November 2000, a 2000 built product carrier acquired April 2001 and three product carriers acquired in mid-September 2001. Additionally, a vessel previously operating in the spot market began a time charter in July 2001 (91 more operating days included for Products on time charter in 2001). Earnings for this group increased primarily from 412 more operating days in the third quarter 2001 (841 more days for the nine months ended September 30, 2001).

Other Operating Expenses

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G & A") expenses and (gain) loss on disposal/write down of vessels-net. For the third quarter 2001 these expenses increased by $2.5 million and for the nine months ended September 30, 2001, these expenses decreased by $22.2 million.

     Depreciation and amortization- Depreciation expense increased a net $3.8 million for the three months and $11.0 million for the nine months ended September 30, 2001 over the three and nine months ended September 30, 2000. The 2001 depreciation expense includes additional depreciation for the vessels delivered in 2001 and 2000; (1) one Suezmax delivered January 2001, (2) three products delivered February and March 2001 (one sold May 2001), (3) one product carrier delivered April 2001, (4) two crude oil tankers delivered in June 2001,
(5) three product carriers delivered September 2001 (6) two new Suezmaxes, which began operating in the second quarter of 2000, (7) the ULCC vessel acquired in June 2000, and (7) two handymax vessels acquired in the fourth quarter of 2000. In addition to depreciation expense on newly acquired vessels, we had additional depreciation expense during the nine months ended September 30, 2001 for five vessels that we had included as vessels to be disposed of during 2000; these vessels are no longer required to be sold.

General and administrative- G & A expense did not fluctuate significantly during the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000.

(Gain) loss on disposal/write down of vessels-net- The net gain on disposal /write down of vessels decreased other operating expenses by $1.5 million for the three months and $33.6 million for the nine months ended September 30, 2001 over the 2000 comparable periods.

     During May and June 2001, OMI recognized a gain on the disposal of two vessels, a 2000 built Suezmax vessel with a gain of $17.5 million and gain on the sale of a product carrier (acquired in March 2001) of $0.6 million.

     The early redelivery of the two chartered-in vessels in 2001 resulted in a net gain of $1.4 million included in the nine months ended September 30, 2001 results of operations. Gains recognized upon notice of early termination included in the 2001 results, were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

     Losses of $14.1 million during the nine months ended September 30, 2000 related to the disposal of four vessels and writedown of two vessels. Adjustments for three vessels previously classified as Vessels to be disposed of resulted in additional losses on the sale dates aggregating $6.3 million ($1.4 million of which was recorded in the third quarter upon the sale of a vessel in August 2001). The net realizable values of two similar vessels, which also were classified as Vessels to be disposed of at December 31, 1999, were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

Other Income (Expense)

     Other income (expense) consists of loss on disposal/write down of joint venture investments, interest expense, interest income and other-net. Net other expense decreased by $1.3 million from $6.5 million during the three months ended September 30, 2000 to $5.2 million for the three months ended September 30, 2001. Net other expense decreased by $1.3 million from $16.6 million during the nine months ended September 30, 2000 to $15.3 million for the nine months ended September 30, 2001.

     Interest expense decreased $3.4 million during the third quarter 2001 and decreased $4.7 million during the nine months ended September 30, 2001 from the three and nine months ended September 30, 2000. Although the average outstanding debt for the three and nine months ended September 30, 2001 was higher than the comparable periods in 2000 due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels in 2000 and 2001, interest expense decreased. For the third quarter 2001, OMI's average interest rate (including margins and amortization of fees) was 6.14% on the Company's variable rate debt compared to 10.77% during the third quarter of 2000. During the nine months ended September 30, 2001, OMI's average interest rate (including margins and amortization of fees) was 6.96% on the Company's variable rate debt compared to 9.81% during the nine months ended September 30, 2000. Recent decreases in LIBOR (the London Interbank Offering Rate) rates will be recognized at various dates in the fourth quarter on which the variable rate credit facilities outstanding balance aggregating $431.0 million at September 30, 2001, $175.0 million for which interest has been fixed by swap transactions (interest, not including margins, was fixed at 4.86% for $115.0 million and 4.77% for $60.0 million).

     The loss on disposal/write down of joint venture investments of $1.6 million during the nine months ended September 30, 2001 ($1.1 million in the third quarter 2001), relates to the reserve for the loss on investment during the winding down of the International Product Carriers Limited joint venture, and the 2000 loss on disposal of investments of $0.5 million resulted from the sale of a joint venture.

     Other-net during the three and nine months ended September 30, 2001 primarily represents the settlement of a claim on one of our vessels. During the three and nine months ended September 30, 2000, other-net also represented settlement of insurance claims on various vessels.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures decreased by $1.0 million for the three months and $1.8 million for the nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. During the first half of 2001 OMI recorded its proportional amount of profit sharing earned by a joint venture. As of the third quarter 2001, OMI no longer has any such joint venture interests or profit sharing arrangements. During the nine months ended September 30, 2000, we had a profit sharing arrangement with a joint venture and also had an interest in one vessel-owning joint venture, which operated a ULCC vessel. OMI acquired the joint venture company from its partner on June 30, 2000.

Balance Sheet

The information provided in the following paragraphs represent balance sheet fluctuations other than from operating activities between the balance sheet dates December 31, 2000 and September 30, 2001.

     During January 2001, OMI took delivery of a new Suezmax tanker originally contracted for by another owner. Total capitalized costs aggregated $61.5 million; $6.0 million was reclassed from Other assets and deferred charges to Vessels for the deposit made in the fourth quarter 2000. Financing of $35.0 million was obtained from existing lenders ($1.7 of which has been repaid) to acquire the vessel.

     During February and March 2001, OMI purchased three vessels for an aggregate of $41.3 million. We issued 2,650,000 shares of common stock at $7.00 per share or $18.6 million and financed $23.0 million. In May 2001, OMI sold one of the vessels purchased in March for $14.8 million and recognized a gain on the sale of $0.6 million. The $23.0 million in debt was refinanced in July 2001 as part of the new credit Facility (see Financing Activities).

     During February 2001, OMI agreed to purchase two construction contracts for Suezmax vessels that were under construction by another owner for 2002 delivery. We have paid $19.2 million in cash ($12.9 million of which was financed by the new credit Facility; see Financing Activities), recorded capitalized interest of $1.7 million and issued 4,049,000 shares, recorded at $7.00 per share aggregating $28.3 million.

     During April and June 2001, OMI purchased one product carrier and two crude oil tankers. Total capitalized costs aggregated $72.6 million. We issued 3,125,000 shares of common stock at $8.00 per share or $25.0 million, paid cash of $47.6 million, of which $19.0 million was financed in April and $28.2 million was financed in the third quarter 2001 with the new credit Facility (see Financing Activities).

     During September 2001, OMI purchased three product carriers with approximate capitalized costs aggregating $92.4 million. Two vessels were financed for $40.4 million under the new credit Facility and one was financed in September with a $20.0 million term loan (see Financing Activities).

     During 2001, OMI paid an aggregate of $33.7 million in progress payments for nine vessels, seven product carrier newbuildings, two to be delivered in the fourth quarter of 2001, three in 2002 and two in 2003 and two Panamax vessels to be delivered in 2003.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Cash and cash equivalents of $29.6 million at September 30, 2001 decreased $5.7 million from cash and cash equivalents of $35.3 million at December 31, 2000. The Company's working capital at September 30, 2001 decreased $20.9 million, which resulted in a deficit of $12.4 million. The deficit primarily relates to scheduled debt payments over the next year for vessels recently acquired which will be met by their time charter revenue. Net cash provided by operating activities increased $65.5 million to $93.6 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $28.1 million for the nine months ended September 30, 2000 (see Results of Operations).

     Cash used by investing activities was $210.1 million for the nine months ended September 30, 2001, compared to cash used by investing activities of $58.3 million for the nine months ended September 30, 2000. Cash was used during the nine months ended September 30, 2001 primarily for additions to vessels of $277.1 million. The following vessels were acquired, and payments for vessels on order were made in 2001: acquired a Suezmax vessel in January paid cash of $55.5 million (excluding the deposit made in

2000), acquired three secondhand product carriers in February and March for $22.7 million cash ($18.6 million was paid in OMI stock), paid $19.2 million cash ($28.3 million was paid in OMI stock) for two Suezmax newbuilding contracts with 2002 deliveries, acquired a 2000 built product carrier in April for $20.0 million cash ($9.0 million was paid in OMI stock), acquired two 1993 built handysize vessels for $27.6 million ($16.0 million was paid in OMI stock), acquired one 2000 built and two 2001 built product carriers in September for $92.4 million cash, paid a cash deposit of $3.0 million for a product carrier delivered in October and paid cash for installment payments for nine vessels under construction, aggregating $33.8 million. Other additions to vessels included capitalized interest of approximately $2.5 million and capital expenditures of approximately $0.4 million for vessels improvements and office/computer equipment.

     The cash used for additions to vessels and other property for the nine months ended September 30, 2000 of $105.6 million was primarily for capital expenditures for the purchase of two new Suezmax vessels delivered in March and May 2000 and a product carrier in September 2000.

     Proceeds of $77.3 million received for the disposal of vessels during the nine months ended September 30, 2001, are for the Suezmax vessel sold in June 2001 and a product carrier sold in May 2001. Proceeds received in 2000 of $46.9 million were for the sale of the aframax vessel in March 2000 and the sale of four product carriers, three in May 2000 and one in August 2000.

     Working capital needs have generally been met with cash flows from operations. Cash for investing activities, such as acquisitions of vessels have been provided by cash flow from operations, equity transactions and from borrowings under credit agreements.

Outlook

     As previously mentioned in the Market Overview, world oil demand is expected to increase only marginally in 2001 as a result of the world economic slowdown in the second half of the year. With worldwide economies not likely to improve during the next few quarters, tanker rates are likely to remain generally weak.

     The Company continues to seek opportunities as they arise to time charter vessels and secure extensions for current contracts at attractive rates to maintain a secure stream of cash flows. As a hedge against weaker rates, OMI began fixing more of its product carriers on time charters this year (four vessels were fixed prior to 2001 and extensions for these vessels were contracted for during 2001). Five of the vessels contracted on long-term time charters have a flat time charter rate with profit sharing agreements (50% profit sharing above the flat rate). In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, OMI recognizes the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. In the third quarter of 2001, OMI recognized $0.7 million in profit sharing from two vessels whose original time charter periods expired in the quarter. The profit sharing from these vessels was limited to $1,000 per day. The Company receives preliminary profit sharing after six months. In October 2001, OMI received a preliminary profit sharing distribution of over $1.0 million for a vessel whose time charter began in April.

     The following reflects OMI's contracted or time charter revenue ("TC revenue") through 2004. TC revenue below does not include profit sharing for the five vessels eligible for profit sharing under their time charter agreements (with the exception of profit sharing earned and recorded for two vessels as of September 30, 2001), but does include OMI's projected requirements for offhire relating to drydock.

In millions of dollars

                             2001     2002         2003            2004
                             ----     ----        -----            ----
TC revenue                   48.8     84.1         94.7            81.7
Number of Vessels (a)          14       17           18              (b)

(a) Number of vessels at the end of each year. During 2003, two time charters terminate and two newbuildings to be delivered begin time charters.

(b) 18 vessels operate on time charters in 2004, 9 vessels complete time charter contracts during the year.

     TC revenue is the amount contracted to date and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. Eleven vessels were on time charters as of September 30, 2001 (three of which began in mid-September 2001). Six newbuildings (with delivery dates ranging from October 12, 2001 to March 1, 2003) will begin time charters at delivery.

     The Company has completed the drydock of five vessels during 2001, including the ULCC, three product carriers and one Panamax vessel. OMI expects to drydock one more vessel, a Panamax, in the fourth quarter for approximately 60 days. The estimated cost of the 2001 drydocks to date is approximately $5.3 million, and the costs will amortize over approximately 2.5 years.

     Capital expenditures relating to the delivery of three vessels, construction in progress payments and capitalized interest is projected at approximately $87.5 million in the fourth quarter of 2001. Capital expenditures relating to the delivery of five vessels currently under construction and the purchase of the COLUMBIA (a leased vessel), construction in progress payments for vessels delivering in 2003 and capitalized interest is projected at approximately $182.4 million in 2002. OMI expects to drydock approximately 11 vessels (three products on spot, three products on time charter, two handysize crude oil vessels on time charter, a Panamax and two Suezmaxes on spot) in 2002 at an estimated aggregate cost of $6.4 million. Offhire relating to drydock could range from 24 to 30 days for each vessel drydocked.

     The Company plans to fund capital expenditures relating to drydocks from cash provided by operating activities. Capital expenditures relating to acquisition of assets may be funded in part by operating cash, debt and other sources (see Financing Activities). In addition, the Company may dispose of vessels to use cash generated from sales to purchase assets that are of greater strategic value to the Company.

Financing Activities

     Cash provided by financing activities was $110.8 million for the nine months ended September 30, 2001, compared to cash provided by financing activities of $46.4 million for the nine months ended September 30, 2000. Proceeds of $213.4 million were received to finance the acquisition of ten vessels (including one which was sold during May 2001 and $23.0 million of which was refinanced in July) and nine construction in progress payments at approximately 65%. OMI received $50.0 million in proceeds during the nine months ended September 30, 2000; $20.0 million to purchase the handymax in September 2000, $3.0 million towards the purchase the joint venture and $27.0 million of such borrowings used for the purchase of the new Suezmax vessel in March 2000.

     During the nine months ended September 30, 2001 we paid debt of $97.3 million; $32.2 million in scheduled principal payments and $65.1 million in unscheduled payments ($37.7 million was paid upon the sale of a vessel in June 2001, $23.0 million was refinanced in July 2001 and $4.4 million of OMI's senior unsecured Notes were repurchased in August 2001). During the nine months ended September 30, 2000, we paid $24.4 million in debt; $9.2 million in scheduled principal payments and $15.2 million for the repayment of debt upon the sale of vessels. In February 2000, the bank debt was refinanced (later amended on October 12, 2000) in the amount of $264.5 million, which resulted in payments of $257.9 million on debt related to the refinancing.

     On July 27, 2001, OMI closed on a six year $348.0 million reducing revolving credit facility (the "Facility"). The Facility has been and will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on eleven new building vessels with deliveries scheduled through the first quarter of 2003 (ii) acquisition financing and refinancing of four second hand vessels purchased in the first half of 2001
(iii) the exercise of the $45.0 million purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and (iv) for general corporate purposes up to the applicable available amount under the Facility. The Facility includes interest rate margins similar to existing credit facilities based on a pricing ratio grid (currently 125 basis points over LIBOR) and contains similar covenants. The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7.46 million per quarter until July 27, 2007 at which time the entire Facility is due. At September 30, 2001, the amount drawn under this Facility was $116.4 million.

     In January 2001, the Company obtained a $35.0 million term loan to partially finance the delivery of a Suezmax newbuilding. The loan is to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1.67 million each, and the next 12 in the amount of $1.17 million each, with a balloon payment in the amount of $14.28 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. At September 30, 2001, the outstanding loan balance was $33.3 million and applicable margin was 1.25%.

     On March 1, 2001 the Company obtained a credit facility of $23.0 million to finance the purchase of three product carriers acquired in February and March 2001. The loan was repaid on August 13, 2001 and two of the three vessels (one vessel was sold in May 2001) was refinanced as part of the Facility described above.

     In April 2001 the Company obtained a $19.0 million term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan is to be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1.25 each, and the next 10 in the amount of $0.75 million each, with a balloon payment in the amount of $6.5 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. At September 30, 2001, the outstanding loan balance was $19.0 million and applicable margin was 1.25%.

     In September 2001, the Company obtained an eight year $40.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered September 10, 2001 and the other on October 12, 2001. The loan is split into two $20.0 million tranches. The loan for each tranche is to be repaid beginning three months after the final drawdown in 32 consecutive quarterly installments, the first 20 in the amount of $0.45 million each and the next 12 in the amount of $0.35 million each, with a balloon payment in the amount of $6.8 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin will be based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis, with the exception of the first six months which is fixed at 1.25%.


Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of September 30, 2001, the Company was in compliance with its covenants.

Other Commitments

     During September 2001, OMI agreed to acquire two 37,000 dwt product carriers currently under construction for approximately $30.0 million each. OMI has secured financing of $22.0 million for each vessel upon delivery. The vessels will commence three-year time charters upon delivery in December 2001 and March 2002.

     During June 2001, OMI agreed to construct two 70,100 dwt product carriers for $36.7 million each. Deliveries of these vessels are expected in April and May of 2003.

     During April 2001, OMI agreed to acquire a 37,000 dwt product carrier, which is under construction for $30.5 million. Upon delivery in November 2001, the vessel will commence a three-year time charters.

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

     On April 25, 2001, OMI took delivery of one 35,000 dwt product carrier built in 2000. The purchase price of $29.0 million was paid in cash (financed $19.0 million) and stock. The Company issued 1,125,000 shares of common stock at $8.00 per share as partial payment for the vessel. Since the average of the closing prices for 120 trading days following registration was less than $8.00 per share, OMI was obligated to pay $2.25 million in October 2001.

     During February 2001, OMI agreed to purchase two Suezmax vessels under construction by another owner for 2002 delivery for $53.8 million each.

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $2.0 million in escrow over the lease term, and a cash collateral account initially of $4.0 million. The cash collateral account was replaced by a stand by letter of credit in September 1999, which increased by $0.75 million per quarter in the first year and by $0.50 million per quarter in the second year to a maximum of $9.0 million. The letter of credit serves as additional collateral for the Company's obligation under the lease. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At September 30, 2001, the impact of the guarantee is not expected to be material. The Company provides cash collateral in an amount at least equal to the amount of the letter of credit to secure its obligations to the bank providing the letter of credit.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The provisions of SFAS 133 were adopted by the Company as of January 1, 2001, and did not have a material impact on the Company's results of operations or financial position. At September 30, 2001, we have recorded a liability of $2.9 million related to the fair values of our interest rate swaps and a charge correspondingly to Other Comprehensive Income.

     During 2001, FASB issued four statements, which are summarized as follows:

     SFAS 141, "Business Combinations" addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Statement to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets on the books as of September 30, 2001 and therefore expects no impact on the financial statements.

     SFAS 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's results of operations or financial position.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued in October 2001. SFAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

 Market Risk

     The following information about the Company's market sensitive financial instruments constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The majority of the OMI's debt was floating rate debt at September 30, 2001 and December 31, 2000. At September 30, 2001, the floating rate debt was $431.0 million of the $432.6 million total debt ($175.0 million of which was fixed with interest rate swaps in October
2001), and at December 31, 2000, the floating rate debt was $310.0 million of the $316.6 million total debt. Based on the floating rate debt at September 30, 2001, a one-percentage point increase in the floating interest rate would increase interest expense by $4.3 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $1.6 million as of September 30, 2001, and $6.6 million as of December 31, 2000. Based on the fixed rate debt at September 30, 2001, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

     The Company's policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. OMI uses interest rate swaps, which are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss.

     The Company uses interest rate swap agreements to manage the impact of interest rate changes on borrowings under the Company's variable rate credit facilities. As of December 31, 2000, the Company had no derivatives hedging corporate debt. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt beginning in October 2001. These derivative transactions consist of two interest rate swaps in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, and will receive floating-rate interest amounts based on three month LIBOR settings covering notional amounts of $60 million and $115.0 million, respectively, for a term equal to the swaps' reset periods. These agreements have maturity dates of October 2004 and October 2005.

                           PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

           None.

Item 2 - Changes in Securities

           None.

Item 3 - Defaults upon Senior Securities

           None.

Item 4 - Submission of Matters to a Vote of Security Holders

           None.

Item 5 - Other Information

           None.

Item 6 - Exhibit and Reports on Form 8-K

  a. Exhibits

     4.8 Registration Statement on Form S-8 (No.333-72458) filed October 30, 2001 for the OMI Corporation 401(K) Retirement Savings Plan.

     4.9 Registration Statement of Form S-8 (No.333-72456) filed October 30, 2001 for the 2001 Restricted Stock Plan.

     4.10 Registration Statement on Form S-8 (No.333-72460) filed October 30, 2001 for the OMI Corporation Executive Savings Plan.

  b. Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMI CORPORATION
                                 ---------------
                                  (REGISTRANT)




Date:   NOVEMBER 14, 2001                  By: /s/ CRAIG H. STEVENSON, JR.
       -------------------------------         ---------------------------
                                               Craig H. Stevenson, Jr.
                                               President, Chairman of the Board
                                               and Chief Executive Officer




Date:   NOVEMBER 14, 2001                  By: /s/ KATHLEEN C. HAINES
       -------------------------------         ---------------------------
                                               Kathleen C. Haines
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer