Form 10-K
period 2001-12-31
OMI CORP/M I
filed 2002-03-29
CIK 1061571

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                ----------------

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

                               YES __X__   NO_____

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

                               YES __X__   NO_____

    AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK, HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE AS OF THE CLOSE OF BUSINESS ON MARCH 25, 2002:

                                       $248,737,649

     NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 25, 2002:

                                        70,259,163

     THE FOLLOWING DOCUMENT IS HEREBY INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:


(1) PORTIONS OF THE OMI CORPORATION 2002 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                                     INDEX

                                  -----------

                                     PART I


                                                                              ITEMS PAGE(S)
                                                                              -------------
1. and 2.  Business and Properties ...........................................       1
3.         Legal Proceedings .................................................       8
4.         Submission of Matters to a Vote of Security Holders ...............       8

                                   PART II

5.         Market for OMI Corporation's Common Stock and Related
             Stockholder Matters .............................................      10
6.         Selected Financial Data ...........................................      11
7.         Management's Discussion and Analysis of Results of Operations and
             Financial Condition .............................................      12
7A.        Quantitative and Qualitative Disclosures about Market Risks .......      32
8.         Financial Statements and Supplementary Data .......................      33
9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ............................................      63

                                   PART III

10.        Directors and Executive Officers of OMI Corporation ...............      63
11.        Executive Compensation ............................................      63
12.        Security Ownership of Certain Beneficial Owners and Management ....      63
13.        Certain Relationships and Related Transactions ....................      63

                                   PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K ...      63
           SIGNATURES ........................................................      65


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

DEVELOPMENT OF OMI'S BUSINESS

     The Company provides seaborne transportation services for crude oil and petroleum products in the international shipping markets. Its customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities. In recent years, OMI has increased the size of, and modernized its fleet. It consistently inspects Suezmax tankers and product carriers which are available for purchase and investigates other opportunities to improve its fleet directly and through ship brokers. During 2001, the Company successfully acquired newbuilding vessels and contracts from other owners (thereby increasing the size of its fleet without increasing the supply of tonnage), in some cases using its common stock as partial payment.

     During 2001 and early 2002, the Company:

          (a)  acquired a Suezmax newbuilding in January 2001;

          (b) in February 2001 contracted to acquire two Suezmax newbuildings which are scheduled to be delivered in the third and fourth quarters of 2002;

          (c) redelivered two vessels previously chartered-in during January and March 2001;

          (d) acquired three secondhand handysize product carriers in February and March 2001;

          (e) sold one product carrier purchased in March 2001 during May 2001 for a gain of $635,000;

          (f) acquired a 2000 built handysize product carrier in April 2001 (time chartered until April 2004);

          (g)  sold a Suezmax vessel in June 2001 for a gain of $17,441,000;

          (h) acquired two handysize crude oil tankers in June 2001 (the vessels have been time chartered until May and July 2005, respectively, not including options);

          (i) acquired three handysize product tankers in September 2001 (two have been time chartered until September 2004 and one until September 2006);

          (j) acquired three handysize product tankers in October, November and December 2001 (all three vessels have been time chartered for three years);

          (k) sold a Suezmax vessel in December 2001 for a gain of approximately $4,900,000. The vessel is being time chartered back to the Company for five years. The gain is being amortized over the five-year term of the charter;

          (l) in January and March 2002, took delivery of two 2002 built 47,037 dwt product carriers, which began three year time charters upon delivery;

          (m) in March 2002, took delivery of a 2002 built 37,000 dwt product carrier, which began a three year time charter upon delivery; and

          (n) in February 2002 contracted to sell one 29,999 dwt 1988 built product tanker for approximately its book value for delivery in April 2002.

          (o) exercised its option to reacquire a leased Suezmax vessel by June 30, 2002, and on March 28, 2002, the Company agreed to simultaneously sell the vessel (after it is reacquired) to an unrelated party and time charter it back.

     As part of the above acquisitions the Company issued 9,824,143 shares of common stock to the sellers as partial payment for the vessels.

     The Company's existing fleet currently comprises 34 vessels (including the vessel to be sold in April 2002) aggregating 2.3 million deadweight tons ("dwt") consisting of six Suezmaxes, three Panamax tanker carrying crude oil, 22 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier.

     The Company has on order for delivery later in 2002 and in 2003 two handymax product tankers, which have been committed to long-term time charters, two Panamax product tankers and two Suezmax tankers.

     The Company's existing fleet and newbuildings on order as of March 28, 2002 are shown on the following table:

                                           DEADWEIGHT
                                    YEAR     METRIC      CHARTER
NAME OF VESSEL    TYPE OF VESSEL  BUILT(1)   TONNAGE   EXPIRATION
--------------    --------------  -------- ----------  ----------
CRUDE OIL FLEET:
----------------
SETTEBELLO .....            ULCC      1986    322,466        Spot
COLUMBIA(2)(3) .         Suezmax      1999    157,327        Spot
PECOS ..........         Suezmax      1998    157,406        Spot
SABINE .........         Suezmax      1998    157,332        Spot
SACRAMENTO .....         Suezmax      1998    157,411        Spot
SOMJIN .........         Suezmax      2001    160,183        Spot
MAX JACOB(2) ...         Suezmax      2000    157,327        Spot
ELBE(4) ........         Panamax      1984     66,800        Spot
NILE(4) ........         Panamax      1981     65,755        Spot
VOLGA(4) .......         Panamax      1981     65,689        Spot
BANDAR AYU .....       Handysize      1993     36,345      7/2005
TANDJUNG AYU ...       Handysize      1993     36,362      5/2005
                                           ----------
Subtotal .................................  1,540,403
                                           ----------
CLEAN FLEET:
------------
NECHES .........        Handymax      2000     47,052      9/2004
GUADALUPE ......        Handymax      2000     47,037     11/2004
AMAZON .........        Handymax      2002     47,037      1/2005
SAN JACINTO ....        Handymax      2002     47,037      3/2005
MARNE ..........       Handysize      2001     37,230      9/2004
ASHLEY .........       Handysize      2001     37,270     11/2004
OHIO ...........       Handysize      2001     37,278     12/2004
ORONTES ........       Handysize      2002     37,000      3/2005
MADISON ........       Handysize      2000     35,828      9/2006
TRINITY ........       Handysize      2000     35,834     10/2006
RHONE ..........       Handysize      2000     35,775      4/2004
CHARENTE .......       Handysize      2001     35,751      9/2004
SEINE ..........       Handysize      1999     35,407      7/2004
ISERE ..........       Handysize      1999     35,438      9/2004
LIMAR(5) .......       Handysize      1988     29,999        Spot
PATRICIA .......       Handysize      1984     29,974        Spot
PAULINA ........       Handysize      1984     29,992        Spot
RACER ..........       Handysize      1989     29,998        Spot
RAIN ...........       Handysize      1990     29,998        Spot
SEVERN .........       Handysize      1988     29,998        Spot
SHANNON ........       Handysize      1991     29,999        Spot
ALMA ...........       Handysize      1988     29,996      7/2003
                                           ----------
  Subtotal ...............................    790,928
                                           ----------
  Total Current Fleet: ...................  2,331,331
                                           ==========

                                            DEADWEIGHT
                                  SCHEDULED   METRIC      CHARTER
NAME OF VESSEL    TYPE OF VESSEL  DELIVERY    TONNAGE   EXPIRATION
--------------    --------------  --------- ----------  ----------
VESSELS ORDERED:
----------------
DAKOTA .........         Suezmax     9/2002    159,000        Spot
DELAWARE .......         Suezmax    10/2002    159,000        Spot
MOSELLE ........        Handymax     2/2003     47,000      2/2006
ROSETTA ........        Handymax     3/2003     47,000      3/2006
OTTAWA .........         Panamax     4/2003     70,100        Spot
TAMAR ..........         Panamax     7/2003     70,100        Spot
                                            ----------
  Subtotal ................................    552,200
                                            ----------
  Total Fleet With Vessels On Order: ......  2,883,531
                                            ==========

----------

     (1) Weighted average age (based on carrying capacity) of the Company's fleet at year-end 2001 is 6.6 years.

     (2)  Sold and leased back.

     (3) The Company has exercised its option to reacquire the vessel by June 30, 2002. On March 28, 2002, the Company agreed to simultaneously sell the vessel (after it is reacquired) to an unrelated party and time charter it back.

     (4) Time chartered into the Star Tankers Pool. While the vessels are committed by time charter, the revenues are dependent on the spot market.

     (5)  The vessel is under contract for sale for delivery in April 2002.

     A brief description of the functions of the various types and sizes of vessels owned or operated by the Company and others is set forth below:

     Product carrier--normally carries refined petroleum products such as gasoline, heating oil, aviation fuel, naphtha and kerosene.

     Crude oil tanker--normally carries crude oil and dirty products.

     Handysize--a ship of 25,000 to 40,000 dwt.

     Handymax--a ship of 40,000 to 50,000 dwt.

     Panamax--a ship of 50,000 to 80,000 dwt.

     Aframax--a tanker of 80,000 to 120,000 dwt.

     Suezmax--a crude oil tanker of 120,000 to 200,000 dwt.

     VLCC--a very large crude oil tanker, of 200,000--300,000 dwt.

     ULCC--an ultra large crude oil tanker, of more than 300,000 dwt.

     All of OMI's Suezmaxes currently operate in the spot market. They principally trade from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast. fifteen of the Company's 22 product tankers and two handysize crude oil carriers are time chartered and operate where the charterers determine. The remaining product carrier fleet operates worldwide, with the majority now trading in the Caribbean to the U.S. Atlantic coast and the U.S. Gulf of Mexico. The handysize product carriers are well suited to trade in the U.S. eastern seaboard due to vessel cargo size and dimensions. However, all of the spot market product tankers were built prior to 1992, are single hull and do not have full segregated ballast, thereby placing them at a competitive disadvantage with numerous vessels built in the latter half of the 1990's.

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

     Management believes that OMI maintains an ability to participate in improvements in the international tanker markets with its Suezmax and spot product tankers. OMI also believes that Suezmax tankers provide nearly the upside potential of larger vessels such as VLCCs with less of the downside risk, primarily because Suezmaxes have greater geographic flexibility than VLCCs. Product carriers historically provided OMI with relatively more stable cash flows, even in weak markets.

     The three vessel Panamax fleet continued to earn high rates in 2001. The vessels are old (two are 21 years old and the third is 18 years old). While the Company considers them to be good sales candidates, the cash flow from the vessels has not been adequately reflected in the sales value.

     Since May of 1998 Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company has handled the chartering of OMI's and Frontline Ltd.'s Suezmaxes. Alliance's current fleet stands at approximately 42 vessels.

     In March of 1999 the Company agreed with Osprey Maritime Limited ("Osprey"), a major international shipping company based in Singapore, to consolidate their product tanker operations, and in May 1999 that consolidation commenced establishing International Product Carriers Limited ("IPC") in Bermuda to commercially operate the product carriers of its parents. During the first quarter of 2001, Osprey, following a change in control, sold all of its product tankers (including three to OMI) and the parties disbanded IPC.

NATURE OF BUSINESS

     OMI is primarily engaged in the business of owning and operating tankers in international markets. There are two aspects to vessel operation: (i) technical operation, which involves maintaining, crewing and insuring the vessel, and (ii) commercial operation, which involves arranging the business of the vessel. OMI is the commercial operator of all its Suezmaxes (which are jointly marketed by Alliance Chartering LLC), its ultra large crude carrier and its handysize and handymax crude and product carriers. The commercial operations of its Panamax tankers are handled by the Star Tankers Pool. A subsidiary, OMI Marine Services LLC, is the technical operator of all of the Company's vessels.

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


     As a hedge against weaker rates, OMI began increasing the number of its product carriers on time charters during 2001. The following chart reflects OMI's contracted or time charter revenue ("TC revenue") through 2005. TC revenue below does not include profit sharing in the future periods for the five vessels eligible for profit sharing under their time charter agreements (with the exception of profit sharing earned and recorded for two vessels as of September 30, 2001) but does include OMI's projected requirements for offhire relating to drydock.





                          [Time Charter Revenue Graph]





            (IN MILLIONS)            2000   2001    2002    2003   2004    2005
                                    -----  -----   -----   -----  -----   -----
            TC Revenue ..........   $16.3  $43.5   $83.7   $93.5  $81.2   $28.5
            Number of Vessels (a)       5     14      17      18    9(b)    4(c)


     (a) Number of vessels at the end of each year. During 2003, one time charter terminates and two newbuildings to be delivered begin time charters.


     (b) 18 vessels operate on time charters during 2004; nine vessels complete time charter contracts during the year.


     (c) 9 vessels operate on time charters during 2005; five vessels complete time charter contracts during the year.

     TC revenue is the amount contracted to date and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock.

CUSTOMERS

     The Company did not receive 10% of its revenue in 2001 from any one entity.

REGULATIONS


     The Company is required by various governmental and quasi- governmental agencies to obtain certain permits, licenses and certificates with respect to its vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of the Company as owner or charterer. The Company believes that it has or can readily obtain all permits, licenses and certificates necessary to permit its vessels to operate.

     OMI's operations are also affected by U.S. federal, state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, various volatile organic compound emission requirements, the BCH Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS amendments. Compliance with such laws and regulations entails additional expense, including vessel modifications and changes in operating procedures.


     The Oil Pollution Act of 1990 ("OPA 90") affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust fund. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port ("LOOP"), or lighter more than 60 miles offshore. The International Maritime Organization ("IMO") has adopted regulations that require tankers of 5,000 dwt and over, contracted after July 6, 1993, to have double hull, mid-deck or equivalent design. The regulations also require the phase out of non-double hull tankers by 2017 or when a vessel reaches 25 year of age, whichever is the earlier date, with most of the non double hulled tonnage phased out by 2007. Existing single hull tankers will be phased out unless they are retrofitted with double hull, mid-deck or equivalent design or undergo an extensive condition assessment scheme no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks ("SBT") must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not accepted these IMO regulations, as the IMO regulations recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA 90. As a result, some vessels which are eligible to trade internationally will be unable to carry cargo to or from the United States, except to LOOP or if lightered, and some vessels which may trade in the U.S. will be unable to trade elsewhere.

     The Company believes that these laws and regulations benefit owners such as the Company which have modern fleets, by eliminating older vessels as competitors through accelerated scrapping of tankers, thereby reducing the supply of vessels that would otherwise exist.


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

EMPLOYEES AND LABOR RELATIONS

     On December 31, 2001, the Company and its subsidiaries had approximately 47 office employees.


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

     OMI's results of operations and cash flow may be significantly affected by future charter markets.

ITEM 3. LEGAL PROCEEDINGS

     The Company is cooperating with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company recently received a subpoena requesting information with respect to other vessels in its fleet. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality.

     OMI and its subsidiaries are not parties to any material pending legal proceedings or related group of such proceedings, other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2001.


                        EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is certain information with respect to the Company's executive officers as of March 25, 2002.

                                                                      Year
                                                                   Appointed
Name                     Age  Position                             to Office
 ----------------------  ---  --------                             ---------
Craig H. Stevenson, Jr.   48  Chief Executive Officer                 1998

Robert Bugbee .........   41  President and                           1998
                                Chief Operating Officer

Kathleen C. Haines ....   47  Senior Vice President, Chief            1998
                                Financial Officer and Treasurer

Henry Blaustein .......   59  Senior Vice President, OMI Marine
                                Services LLC


Fredric S. London .....   54  Senior Vice President, General          1998
                                Counsel and Secretary

Stavros Skopelitis ....   55  Vice President                          1998

Mark A. Lowe ..........   61  Vice President--Legal Administration    2002

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

     The following descriptions of occupations or positions that the executive officers of the Company have held during the last five years:

     CRAIG H. STEVENSON, JR. was appointed President and Chief Executive Officer of the Company in 1998. He was President until January 2002 when Mr. Bugbee was promoted from Executive Vice President to President of the Company. Mr. Stevenson had been Chief Executive Officer of Old OMI since January 1997 and President of Old OMI since November 1995.

     ROBERT BUGBEE was elected President in January 2002. He was previously elected Chief Operating Officer in March 2000 and Executive Vice President of the Company in January 2001. He had been Senior Vice President of the Company from June 1998 and of Old OMI from August 1995. Mr. Bugbee joined Old OMI in February 1995.

     HENRY BLAUSTEIN was elected Senior Vice President of OMI Marine Services LLC in 1998. He had been Senior Vice President/Technical of Old OMI since July 1997. Prior thereto he was an independent consultant.

     KATHLEEN C. HAINES was elected Senior Vice President in January 2001 and Chief Financial Officer in August 2000. She was elected Vice President and Controller of the Company in 1998. She had been Vice President of Old OMI since January 1994.

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

     MARK A. LOWE was elected Vice President--Legal Administration in January 2002. He had been Vice President and General Counsel of OSG Ship Management, Inc. and its predecessor Maritime Overseas Corporation since July 1997. Prior thereto, he was Vice President and Associate General Counsel of Maritime Overseas Corporation since 1970.

                                     PART II

ITEM 5.  MARKET FOR OMI CORPORATION'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK

     Old OMI listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM) and the Company acceded to that listing on June 18, 1998. As of March 21, 2002 the number of holders of OMI common stock was approximately 3,128. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:


2001 Quarter    1st     2nd     3rd     4th
 -----------   ------  -----   -----   -----
High           $7.76   $8.41   $5.85   $4.28
Low            $5.375  $5.58   $3.85   $3.06


2000 Quarter    1st      2nd     3rd      4th
 -----------   ------  ------   ------   ------
High           $3.938  $5.438   $8.875   $8.188
Low            $1.813  $2.875   $5.125   $4.25

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

ITEM 6. SELECTED FINANCIAL DATA

                             OMI CORPORATION AND SUBSIDIARIES



                                                       FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2001      2000      1999      1998      1997
                                               --------  -------- ---------  --------  --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues ..................................  $209,936  $187,044 $ 115,992  $149,228  $141,985
                                               --------  -------- ---------  --------  --------
  Operating expenses:
    Voyage ..................................    31,730    25,919    25,513    37,517    33,250
    Vessel ..................................    42,344    29,297    38,892    39,207    39,670
    Charter hire ............................     8,416    16,184    15,234    25,529     8,906
    Depreciation and amortization............    32,688    18,323    26,272    29,958    27,441
    General and administrative...............    12,420    11,269    10,486    10,773    12,540
    Provision for loss on lease obligation...        --        --     6,229        --        --
    (Gain) loss on disposal/write down
      of assets--net.........................  (19,516)    10,814    48,692   (6,485)     (885)
                                               --------  -------- ---------  --------  --------
Total operating expenses ....................   108,082   111,806   171,318   136,499   120,922
                                               --------  -------- ---------  --------  --------
Operating income (loss) .....................   101,854    75,238  (55,326)    12,729    21,063
Loss on disposal/write down of investments ..   (1,617)   (2,971)   (7,771)        --        --
Interest expense ............................    20,921    27,260    17,945    11,118    11,756
Provision (benefit) for income taxes ........        --        --       475  (37,158)     5,407
Equity (loss) in operations of joint ventures       222     3,227     (510)     3,684       737
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
   principle ................................    82,344    53,085  (81,781)    42,917     6,859
Extraordinary loss ..........................        --        --   (1,253)        --        --
Cumulative effect of change in accounting
  principles ................................        --        --     2,729        --    10,063
Net income (loss) ...........................  $ 82,344  $ 53,085 $(80,305)  $ 42,917  $ 16,922
                                               ========  ======== =========  ========  ========

===============================================================================================

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principle ...............................  $   1.22  $   0.94 $  (1.94)  $   1.01  $   0.16
  Net income (loss) .........................  $   1.22  $   0.94 $  (1.90)  $   1.01  $   0.39
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle ....................  $   1.21  $   0.93 $  (1.94)  $   1.00  $   0.16
  Net income (loss) .........................  $   1.21  $   0.93 $  (1.90)  $   1.00  $   0.39
  Weighted average shares outstanding .......    67,518    56,657    42,250    42,671    42,914

===============================================================================================

BALANCE SHEET DATA:
  Cash and cash equivalents .................  $ 17,730  $ 35,328 $   7,381  $ 22,698  $ 30,608
  Assets to be disposed of...................        --        --    90,996        --        --
  Vessels and other property--net ...........   705,030   484,510   291,416   393,862   286,996
  Construction in progress (newbuildings) ...    84,736     2,905    25,340    34,733    56,032
  Total assets ..............................   875,627   591,504   472,415   530,127   440,708
  Long-term debt ............................   392,316   275,986   212,913   225,653    48,424
  Total stockholders' equity ................   401,816   254,703   171,766   245,183   283,558

===============================================================================================

OTHER DATA:
  TCE revenues(1) ...........................  $177,733  $161,125 $  90,479  $111,711  $108,735
  Net voyage revenues(2) ....................  $127,446  $115,644 $  36,353  $ 46,975  $ 60,159

===============================================================================================


(1) Time charter equivalent revenue (TCE), which is voyage revenue less voyage expenses.

(2) Voyage revenues less vessel and voyage expenses (including charter hire expense).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI Corporation's ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

     The information in this Management Discussion and Analysis and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company's results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward- looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

GENERAL

  OVERVIEW

     OMI is one of the largest publicly-traded providers of energy transportation services in the world. Our ships carry crude oil and refined petroleum products in international markets for major oil companies and commodity traders. The Company is the successor to Universal Bulk Carriers, Inc., which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation) through a tax- free distribution of one share of the Company's common stock for each share of OMI Corp. common stock. The Distribution separated Old OMI into two publicly owned companies. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     In the past few years we have expanded our fleet by receiving deliveries of new constructed vessels ("the fleet renewal program") and acquiring vessels that have time charters or vessels that have similar characteristics of the fleet. We have also made a concentrated effort to increase the number of time chartered vessels.

     OMI's net income was $82.3 million or $1.22 basic and $ 1.21 diluted earnings per share ("EPS") for the year ended December 31, 2001 compared to net income of $53.1 million or $0.94 basic and $0.93 diluted EPS for the year ended December 31, 2000.

OMI'S FLEET

     OMI's fleet currently comprises 34 vessels (including three product carriers delivered in January and March 2002) aggregating 2.3 million deadweight metric tons ("dwt"), consisting of six Suezmaxes, three Panamax tankers carrying crude oil, 22 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC") as follows:

                                             Number
                                           of Vessels         dwt
                                           ----------  ---------------
Crude Oil Fleet:
----------------
  1998-2001 built Suezmax vessels.......            4  157,000-160,000
  1999-2000 Suezmax vessels chartered-in            2          157,000
  1993 built crude tankers..............            2           36,000
  1980's built Panamax vessels..........            3           66,000
  1986 built ULCC ......................            1          322,000
                                                   --
      Total.............................           12
                                                   ==

                                       Number
                                     of Vessels        dwt
                                      ----------  -------------
Product Carrier ("Clean") Fleet:
--------------------------------
  2000-2002 built handymax product.            4         47,000
  1999-2002 built handysize product           10  35,000-37,000
  1984-1991 built handysize product            8  29,000-35,000
                                              --
      Total........................           22
                                              ==

     Our objective is to operate a high quality, well-maintained, modern fleet of vessels concentrated in selected markets. Large fleets of uniform-sized younger vessels offer many advantages to customers, as well as enabling the Company to maintain lower operating costs. In recent years, we have sought to modernize and increase the size of our fleet. While some vessels were ordered directly from the shipyard, we also purchased rights from other shipowners to obtain vessels upon delivery from shipyards. By doing so, we obtained earlier access to the vessels than we would have if we ordered them from the shipyards and we increased the size of our fleet without increasing the supply of tonnage. In 2001, we acquired two Suezmax and five handysize product carriers under construction (four vessels were delivered in 2001 and one vessel was delivered in 2002) from other owners. We also contracted for four handymax (two vessels were delivered in 2002) and two Panamax newbuildings.


     OMI has the following vessels under construction:

                               Delivery  Approx    Charter
To Be Named   Type of Vessel     Date     dwt    Expiration
-----------   ---------------  -------- -------  ----------
DAKOTA ....  Crude Oil Tanker    9/2002 159,000        Spot
DELAWARE ..  Crude Oil Tanker   10/2002 159,000        Spot
MOSELLE ...  Product Carrier     2/2003  47,000      2/2006
ROSETTA ...  Product Carrier     3/2003  47,000      3/2006
OTTAWA ....  Product Carrier     4/2003  70,100        Spot
TAMAR .....  Product Carrier     7/2003  70,100        Spot
                                        -------
    Total ............................. 552,200
                                        =======

RECENT VESSEL ACTIVITIES

     During January and March 2002, we acquired two 2002 built 47,000 dwt product carriers and one 37,000 dwt product carrier. Each vessel began a three-year time charter upon delivery.

     In February 2002, we contracted to sell the LIMAR, a 1988 product carrier. The vessel will be sold in April 2002.

     The Company exercised its option to reacquire the COLUMBIA by June 30, 2002, and on March 28, 2002, we agreed to simultaneously sell the vessel (after it is reacquired) to an unrelated party and time charter it back. It will be accounted for as an operating lease.


DURING 2001 OMI:

(a) Contracted to purchase two 37,000 dwt product carriers under construction for approximately $30.0 million each. The first vessel was delivered on December 19, 2001 and the second in March 2002. Both vessels have been committed to three-year time charters.

(b) Sold a 2000 built Suezmax tanker in December 2001 at a gain of approximately $4.9 million, which will be amortized over the leaseback period. The vessel has been time chartered back to the Company for five years (not including options).

(c) Contracted to purchase two product carriers built in 2000; the .rst vessel was delivered on September 10, 2001 and the second was delivered on October 12, 2001. The vessels are on five-year time charters.

(d) Contracted with two shipowners to acquire three product carriers under construction. Two vessels were delivered in September 2001 and commenced three-year time charters. The third vessel was delivered in November 2001 and also began a three-year time charter upon delivery.

(e) Acquired two 1993 built 36,000 dwt crude oil carriers in June 2001, which had remaining time charters of approximately four years on each vessel (not including charterer's options to extend).

(f) Sold a 2000 built Suezmax tanker, recognizing a gain on sale of $17.4 million upon delivery in June 2001.

(g) Acquired a 2000 built 35,000 dwt product carrier in April 2001 from another owner and commenced a three-year time charter upon delivery.

(h) Acquired two 1990 and one 1989 built product carriers. Sold one of the 1990 built vessels at a gain of $0.6 million in May 2001.

(i) Purchased a new Suezmax tanker in January 2001 from a shipbuilder; the contract for which was acquired from another owner.

(j) Contracted to build two Panamax vessels to be delivered in April and July 2003.

(k) Agreed to acquire two shipbuilding contracts for Suezmax vessels from another owner to be delivered in September and October 2002.

(l) Exercised options to purchase three 47,000 dwt product carriers to be delivered in March 2002 and February and March 2003, which will commence three year time charters upon delivery.

(m) Redelivered two Suezmax vessels in accordance with early termination clauses of charter hire agreements.

(n) Extended four time charters for an additional two years for product carrier newbuildings delivered in 1999 and 2000.

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

  SUEZMAX TANKER OVERVIEW

     The performance of the tanker market in 2001 was the reverse of that experienced in the preceding year. Tanker time charter equivalents ("TCEs"), after they peaked last winter and reached high levels not seen since the early 1970s, began to fall late last spring and by the end of the year were at low levels. Average TCEs for Suezmaxes have fallen further in 2002 due to weak world economic activity and its adverse effect on oil demand, the continuation of lower Iraqi oil exports, relatively high oil inventory levels, warmer than normal weather in the Northern Hemisphere that has reduced demand for heating oil and OPEC's decision to cut its oil production quotas a few times in 2001, with the latest round of OPEC and non-OPEC oil production cuts that took effect early in 2002. In the first two months of 2002, the average OPEC oil production was down by 3.2 million barrels per day ("b/d") compared to the same period last year, and it is the lowest since early 1996. More importantly, the oil output by the long-haul Middle East OPEC producers in the first two months of 2002 is estimated to average 17.3 million b/d, down by about 2.2 million b/d compared to the same period a year ago.

             [OPEC Crude Oil Production and Tanker Earnings Graph]

OPEC Crude Oil Production and Tanker Earnings


                                  OPEC Crude Oil Production (Million barrels per day)


               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001
              -----    -----    -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
IQ            23.84    23.16    23.97    25.08     24.95    24.44    25.33    26.96    28.20    27.78    26.51    28.33
IIQ           23.69    22.41    23.58    24.22     24.87    24.40    25.34    26.86    28.13    26.15    27.92    27.08
IIIQ          22.21    23.63    24.51    24.85     24.74    24.94    25.54    27.28    27.27    26.56    28.68    27.57
IVQ           23.19    24.13    25.38    24.90     25.07    24.96    26.25    27.88    27.33    25.99    29.02    26.45


                                       Daily Tanker Earnings (1) (In thousands)

               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001
              -----    -----    -----    -----     -----    -----    -----    -----    -----    -----    -----    -----
IQ             22.0     27.7     13.7     15.3      12.4     15.2     22.2     24.8     28.4     23.2     27.7     51.6
IIQ            20.0     25.6      6.9     13.4      12.5     13.6     22.0     24.9     24.0     17.1     37.8     35.6
IIIQ           14.3     21.0      6.0     13.9      12.3     18.4     20.9     25.6     21.9     14.3     51.6     30.6
IVQ            16.8     16.1      9.6     15.9      15.8     17.3     21.6     27.9     21.6     19.2     63.6     23.8

(1) 140000 DWT West Africa/US Atlantic Coast Voyage for mid-1970s Built Vessels in 1990, Mid-1980s Built Vessels in the 1991-95 Period and Modem Vessels Beginning in 1996.

Source: Fearnleys, Oslo. PIRA Energy Group


     The world tanker fleet totalled approximately 279.9 million dwt at the end of 2001, down by 0.6 million dwt or 0.2% from the 2000 year-end level as high tanker scrapping activity, which began in late spring, more than offset newbuilding deliveries. The tanker orderbook for deliveries over the next few years totals 65.4 million dwt, or 23.4% of the existing fleet at the end of 2001. Approximately 25.4 million dwt of the orderbook is scheduled for delivery in 2002, 28.4 million dwt in 2003, 11.1 million dwt in 2004 and the balance in 2005. The relatively high tanker orderbook reflects the robust tanker market in 2000 and early 2001 as well as the need for tanker replacement due to new International Maritime Organization (IMO) regulations.

     Approximately 72.5 million dwt, or 25.9% of the total tanker fleet was 20 or more years old at the end of 2001, including 35 million dwt or 12.5% of the existing tanker fleet that was 25 or more years old. In addition, 34 Suezmaxes of about 4.8 million dwt, or 14.5% of the existing Suezmax fleet was 20 or more years old, including 18 Suezmaxes which were 25 or more years old.





      [Tanker Orderbook and 20+ Year Old as Percentage of Fleet Dwt Graph]

                       Vessels on order        23.4%
                       Vessels 20+ years old   25.9%

Source--Fearnleys, Oslo

     Tanker sales for scrap and for Floating Production Storage Offloading ("FPSO") conversion totalled 20.1 million dwt in 2001. Tanker scrappings have accelerated since last May as TCEs began to decrease. This is an indication that in the presence of strict environmental regulations, the owners of old and inefficient tanker tonnage will sell these vessels for scrap at times of rate weakness. In 2001, 27 Suezmaxes and 41 VLCCs were sold for scrap or for FPSO conversion. As of early March 2002 about 6.0 million dwt were sold for scrap or for FPSO conversion, including 5 Suezmaxes and 15 VLCCs.

     World oil demand increased only marginally in 2001 mainly due to substantial world economic slowdown in the second half of the year and the consequent decrease in oil demand, especially after the terrorist attack in the United States last September. The world oil demand weakness is expected to continue in the first half of 2002. World economic activity is expected to rebound in the second half of 2002, with an increase in oil demand.

     World oil inventories in nominal terms as well as in terms of days forward oil consumption at the end of 2001 were substantially higher than the level prevailing a year earlier, as demand for oil fell faster than OPEC's oil production cuts during the year. Oil inventories are expected to fall gradually through 2002 as OPEC's cuts will more than offset oil demand weakness and non-OPEC oil supply additions, and due to expected economic and oil demand gains later in the year.

     The weakness in world oil demand early in 2002 and the need for less oil shipments is expected to reduce the tanker market prospects in the short-term. Given the high tanker orderbook delivery in the next two years, tanker rates in the longer-term will depend on the level of oil demand growth and tanker scrappings.

  PRODUCT TANKER OVERVIEW

     The product carrier market operates in a more stable rate environment than the crude oil market and has traditionally provided ship owners with a predictable stream of revenues. The product carrier market is the segment of the overall tanker market which transports petroleum products such as gasoline, jet fuel, kerosene, naphtha and gas oil. Crude oil tankers carry oil from production areas to refineries, while product carriers move refined products from refineries to distribution points.

     The product tanker market, after it peaked in the first quarter of 2001, weakened through the rest of the year. As a result, average TCEs for handysize product tankers in the Caribbean in the fourth quarter 2001 were well below those in the same period a year ago, and less than half of the rates prevailing early in the year. This was due to weakening world economic condition, warmer than normal weather, low natural gas prices and thus lack of oil for gas substitution, comfortable oil product inventory levels and growth in the product tanker supply. The weakness in the product tanker market continues in early 2002.


     The world product tanker fleet totalled 48.6 million dwt at the end of 2001, up by 1.7 million dwt or 3.6% from the end 2000 level. The product tanker orderbook for delivery over the next few years totalled about 12.7 million dwt, or 26% of the existing product tanker fleet at the end of 2001, a level that is more than double the orderbook a year ago. Approximately 4.2 million dwt are for delivery in 2002, 5.7 million dwt in 2003, 2.5 million dwt in 2004 and the balance in 2005. At the same time, about 10.6 million dwt or 21.7% of the existing fleet was 20 or more years old. In addition, 39.8% and 21.8% of the existing handysize product tanker fleet was 20 or more years old and on order, respectively, at the end of 2001. It seems that the product tanker fleet will grow substantially, given the relatively high orderbook for delivery in the next two years, unless scrappings accelerate.

    [Handysize Orderbook and 20+ Year Old as Percentage of Fleet Dwt Graph]

                       Vessels on order        21.8%
                       Vessels 20+ years old   39.8%

Source: SSY Consultancy and Research Ltd., London

     In the short-term, the above factors should have an adverse effect in the product tanker market. In the longer term, an improvement of world economic activity, expected to begin in the second half of 2002, and the shortage of refinery capacity in the United States, Western Europe and Asia should bolster the improvement in the product tanker market, provided that scrappings of old product tankers increase to accommodate the high level of newbuilding deliveries in the next two years.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants list their most critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgment by management and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are described below.

     OPERATING REVENUES AND VOYAGE EXPENSES--Under a voyage charter, the revenues and voyage expenses, which are specific costs associated with the voyage such as fuel and port charges, are recognized ratably over the duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

     Under a time charter, the revenues are recognized ratably over the charter. When the time charter contains a profit sharing agreement, such additional revenue is only recognized after meeting a threshold, which is the minimum yearly charter hire.

     VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY--Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. The useful lives of the vessels range from 20 to 25 years. Salvage value is based upon a vessel's lightweight tonnage multiplied by a scrap rate.

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

     DRYDOCK--Drydock costs and special surveys are capitalized and are amortized over the period between drydocks, which is generally a two to five year period. The drydock amortization is included in Depreciation and amortization expense.

RESULTS OF OPERATIONS

     Results of operations include operating activities of the Company's vessels. The following discussion explains our operating results in terms of both net voyage revenues and TCE revenues. Net voyage revenues are voyage revenues minus vessel and voyage expenses (including charter hire expense). Consistent with industry practice, we use TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

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

     Under a bareboat charter, the charterer takes possession of the vessel in return for a specified amount payable daily or monthly to the owner of the vessel. The bareboat charterer must provide its own crew, pay all operating and voyage expenses and is responsible for the operation and management of the vessel.

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

     OMI is in the process of securing certain vessels on long-term time charter contracts (see Outlook section). Currently, 17 of OMI's 34 vessels are performing on time charters greater than one year. This represents half of the operating days of the fleet. The crude oil fleet, however, operates primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows, total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel. Vessel expenses included in net voyage revenue discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. During 2001, OMI locked in its insurance premiums with three-year contracts, which also cover the new vessels that OMI has on order, for hull and machinery and for most of its fleet, protection and indemnity insurance.

NET VOYAGE REVENUES FOR THE YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Net voyage revenues of $127.4 million for the year ended December 31, 2001 increased by $11.8 million from $115.6 million for the year ended December 31, 2000. Net voyage revenues of $115.6 million for the year ended December 31, 2000 increased by $79.2 million from $36.4 million for the year ended December 31,

1999. Net voyage revenues for the years ended December 31, 2001, 2000 and 1999 are as follows by market segments in which OMI primarily operates.

                                  FOR THE YEARS ENDED DECEMBER 31,
                                   -------------------------------
                                    2001        2000       1999
                                  --------    --------    --------
                                           (IN MILLIONS)
Voyage Revenues:
  Crude Oil Fleet.............    $  127.1   $   145.0   $    78.1
  Product Carrier Fleet.......        82.4        42.0        37.5
  All Other...................         0.4          --         0.3
                                  --------    --------    --------
      Total...................    $  209.9   $   187.0   $   115.9
                                  ========    ========    ========
Vessel and Voyage Expenses:(1)
  Crude Oil Fleet(2)..........    $   52.1   $    57.4   $    57.5
  Product Carrier Fleet.......        31.0        13.8        21.7
  All Other...................       (0.6)         0.2         0.3
                                  --------    --------    --------
      Total...................    $   82.5   $    71.4   $    79.5
                                  ========    ========    ========
Net Voyage Revenues:
  Crude Oil Fleet.............    $   75.0   $    87.6   $    20.6
  Product Carrier Fleet.......        51.4        28.2        15.8
  All Other...................         1.0       (0.2)          --
                                  --------    --------    --------
      Total...................    $  127.4   $   115.6   $    36.4
                                  =======    =========   =========

----------

(1)  Includes charter hire expenses.

(2)  Excludes provision for loss on lease obligation of $6.2 Million in 1999.

     Net changes are discussed as follows according to the two market segments (crude oil and product carrier) in which OMI primarily operates.

FOR THE YEAR ENDED DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

CRUDE OIL TANKER FLEET

     At December 31, 2001, OMI operated 12 crude carriers, including two chartered in Suezmax vessels. In 2001 we (1) took delivery of a Suezmax newbuilding, which began its first voyage in January, (2) sold a Suezmax vessel in June which we took delivery of in March 2000 and (3) in December, entered into a sale lease back agreement for a Suezmax vessel delivered in May 2000.

     In 2000, we (1) sold an aframax vessel in March 2000, (2) took delivery of a Suezmax newbuilding, which began its first voyage in early April, (3) took delivery of another new Suezmax vessel in May 2000, which began its first voyage in early June and (4) acquired one ULCC vessel, which was purchased on June 30, 2000 from our joint venture partner (the Company previously owned 49 percent).

     The following table sets forth comparative operating results for the crude oil fleet for the years ended December 31, 2001 and 2000:



                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                       2001             2000
                                                  --------------    --------------
CRUDE FLEET:                                               (IN MILLIONS)
  SUEZMAXES:
    TCE revenue ..............................    $         69.6    $         89.2
                                                  --------------    --------------
    Vessel expenses ..........................              10.6               8.3
    Charter hire expenses ....................               8.4              16.2
                                                  --------------    --------------
    Net voyage revenues ......................    $         50.6    $         64.7
                                                  ==============    ==============
  ULCC:
    TCE revenue ..............................    $          8.8    $          7.1
    Vessel expenses ..........................               3.2               1.1
                                                  --------------    --------------
    Net voyage revenues ......................    $          5.6    $          6.0
                                                  ==============    ==============
  PANAMAXES:
    TCE revenue ..............................    $         20.5    $         21.6
    Vessel expenses ..........................               6.7               5.6
                                                  --------------    --------------
    Net voyage revenues ......................    $         13.8    $         16.0
                                                  ==============    ==============
  OTHER CRUDE (TWO HANDYSIZE CRUDE OIL TANKERS
    IN 2001 AND AN AFRAMAX (SOLD IN 2000))
    TCE revenue ..............................    $          6.3    $          1.0
    Vessel expenses ..........................               1.3               0.1
                                                  --------------    --------------
    Net voyage revenues ......................    $          5.0    $          0.9
                                                  ==============    ==============
        TOTAL CRUDE FLEET NET VOYAGE REVENUE..    $         75.0    $         87.6
                                                  ==============    ==============

     Fluctuations in each of the crude oil fleet vessel types were as follows:

     SUEZMAXES: The decrease of $14.1 million in net voyage revenues for this group was the largest of the crude fleet. Included in this group is the $6.0 million decrease due to the early termination during the first quarter 2001 of two vessels chartered in. A decrease in voyage revenues of $4.1 million was attributable to the sale of one vessel in June 2001. Decreases of $4.0 million were due to a decline in charter rates coupled with increased waiting days, offset by the delivery of one vessel in January 2001.

     ULCC: The decrease of $0.4 million in net voyage revenues represents a decrease in charter rates.

     PANAMAXES: The decrease of $2.2 million in net voyage revenues is attributable to lower TCE rates and an additional 167 off hire days for drydock in comparison to year-ended 2000.

     OTHER CRUDE: The increase of $4.1 million in net voyage revenues is from the two 1993 built crude oil carriers that were delivered in June 2001. This increase was partially offset by the sale of a 1980 built aframax in March 2000.

PRODUCT CARRIER FLEET

     At December 31, 2001, OMI owned 19 product carriers, seven handysize vessels on the spot market and twelve handymax and handysize vessels on time charter. During 2001, we (1) acquired three second-hand handysize product carriers in February and March 2001, (2) sold one product carrier in May 2001 that was purchased in March 2001, (3) acquired three handysize product tankers in September 2001, (4) acquired three handysize product tankers in October, November and December 2001 and (5) reacquired six vessels from the IPC Pool during March and April 2001 into our fleet management.

     During 2000, (1) two handymax newbuildings were delivered in September and November and began two-year time charters with an oil company and (2) four product carriers were sold, three in May and one in August 2000.

     The following table sets forth comparative operating results for the product carrier fleet for the years ended December 31, 2001 and 2000:



                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                               2001             2000
                                                          --------------    --------------
PRODUCT CARRIER FLEET:                                             (IN MILLIONS)
  PRODUCTS-ON SPOT:
    TCE revenue ......................................    $         40.0   $          30.5
    Vessel expenses ..................................              11.8              10.6
                                                          --------------   ---------------
    Net voyage revenues ..............................    $         28.2   $          19.9
                                                          ==============   ===============
  PRODUCTS-ON TIME CHARTER:
    TCE revenue ......................................    $         32.5   $          11.6
    Vessel expenses ..................................               9.3               3.3
                                                          --------------   ---------------
    Net voyage revenues ..............................    $         23.2   $           8.3
                                                          ==============   ===============
        TOTAL PRODUCT CARRIER FLEET NET VOYAGE REVENUE    $         51.4   $          28.2
                                                          ==============   ===============


     Net Voyage revenues earned by the product carrier fleet for the year ended December 31, 2001 was $51.4 million, which is an increase of $23.2 million over the year ended December 31, 2000. Fluctuations in each of the product carrier groups were as follows:

     PRODUCT CARRIERS-ON SPOT: This group has an increase of $8.3 million net voyage revenues. The net voyage revenues associated with the purchase of vessels in 2001 offset by the sale of vessels in 2000 represents a net increase of $3.0 million in net voyage revenues. The remaining increase of $5.3 million is attributable to higher spot market rates, offset by 69 fewer operating days due to drydock.

     PRODUCT CARRIERS-ON TIME CHARTER: The increase of $14.9 million in net voyage revenues is attributable to the purchase of seven vessels in 2001 and two vessels in 2000.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G&A") expenses and (gain) loss on disposal/write down of assets--net. For the year ended December 31, 2001, these expenses decreased by $14.8 million to $25.6 million from $40.4 million for the year-ended 2000. The decrease of $30.3 million was a result of gain on disposals of $19.5 million in 2001 versus a loss on disposals/write down of assets in 2000 of $10.8 million, that was offset by an increase of $15.5 million in depreciation expense, and general and administrative expenses.

     DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased $14.3 million due to depreciation not being recorded for the 5 vessels classified as Vessels to be disposed of in 2000 and the acquisition of sixteen new vessels since April 2000.

     GENERAL AND ADMINISTRATIVE--G & A increased $1.2 million due to an increase in expenses, as a result of a larger fleet.

     (GAIN) LOSS ON DISPOSAL/WRITE DOWN OF ASSETS-NET--The (Gain) loss on disposal/write down changed by $30.3 million from a loss of $10.8 million for the year ended December 31, 2000 to a gain of $19.5 million in 2001. The gain on disposal in 2001 of $19.5 million resulted from the sale of two vessels. The sale of a Suezmax vessel resulted in a gain of $17.4 million while the sale of a product carrier resulted in a gain of $0.6 million. There was also a gain of $1.5 million from the early termination of two time charters.

     The loss on disposal/write down of assets in 2000 of $14.0 million relates to the disposals of four vessels and the write down of two vessels in 2000. Adjustments for three vessels previously classified as Assets to be disposed of at December 31, 1999 resulted in additional losses on the sale dates aggregating $6.2 million. Two similar vessels' net realizable values, which were also classified as Assets to be disposed of at December 31, 1999, were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

     Losses in 2000 were offset in part by the gain recorded of $3.2 million from the early termination of two time charters, one part of this gain was from the accelerated amortization of the provision for loss on a lease obligation, discussed above. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain on sale of the vessel by the Company to its current owner.

OTHER (EXPENSE) INCOME

     Other (expense) income consists of loss on disposal/write down of investments, interest expense, interest income and other--net. Net other expense decreased by $5.7 million from $25.4 million during the year ended December 31, 2000 to $19.7 million for the year ended December 31, 2001.

     Loss on disposal/write down of investments was approximately $1.6 million for the year ended December 31, 2001. The 2001 loss relates to the reserve for a loss on investment during the winding down of the IPC joint venture.

     The 2000 loss on disposal of investments of approximately $3.0 million resulted from the sale of a joint venture and the write down of a long-term investment.

     Interest expense decreased $6.3 million for the year ended December 31, 2001 in comparison to the year ended December 31, 2000. The decrease is due to reduced interest margin, increased capitalized interest (related to the construction of newbuildings) and reduced LIBOR, offset by financing for vessel acquisitions.

     Other-net of $0.7 million primarily represents insurance settlements of claims on various vessels during the year ended December 31, 2001. During the same period in 2000 an aggregate of approximately $2.0 million for insurance settlements was recorded.

EQUITY (LOSS) IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $3.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The reduction was from the winding down of the joint ventures disposed of in prior years. As of December 31, 2001, we have one active joint venture.

BALANCE SHEET

     During 2001, the Company made investments that had a fair market value of $6.2 million at December 31, 2001 and are included in Marketable Securities.

     Traffic receivables at December 31, 2001 of $ 14.1 million were $8.3 million lower than at December 31, 2000. The decrease is primarily attributable to lower TCE's for the year ended December 31, 2001 (see Results of Operations).

     Current notes receivables which mature in 2002 increased $5.6 million and Current restricted cash increased $13.1 million principally because of the reclassification of balances from Non-Current Notes receivable and Non-Current Restricted cash, respectively.

Vessels increased by the following transactions:

     During January 2001, OMI took delivery of a new Suezmax tanker originally contracted for by another owner. Total capitalized costs aggregated $61.5 million; $6.0 million was reclassed from Other assets and deferred charges to Vessels for the deposit made in the fourth quarter 2000. Financing of $35.0 million was obtained from existing lenders to acquire the vessel.

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

     During February 2001, OMI agreed to purchase two construction contracts for Suezmax vessels that were under construction by another owner for 2002 delivery. We have paid $19.2 million in cash ($12.1 million of which was financed by the new credit Facility; see Financing Activities), recorded capitalized interest of $2.4 million and issued 4,049,000 shares, recorded at $7.00 per share aggregating $28.3 million.

     During April 2001, OMI purchased one product carrier for $29.0 million. In connection with the purchase, we issued 1,125,000 shares of common stock at $6.00 per share or $6.8 million, and paid cash $22.2 million, of which $19.0 million was financed (see Financing Activities).

     During June 2001, OMI purchased two crude oil tankers for an aggregate of $43.5 million. In connection with the purchase, we issued 2,000,000 shares of common stock at $8.00 per share or $16.0 million, paid cash of $27.6 million, of which $28.2 million was financed in the third quarter 2001 with the new credit Facility (see Financing Activities).

     In the period September to December 2001, OMI purchased six product carriers with approximate capitalized costs aggregating $183.6 million. Three vessels were financed for $60.3 million under the new credit Facility; two were financed under a $40.0 million facility, and the last vessel was financed for $22.0 million (see Financing Activities).

     In June 2001, we sold a Suezmax for a gain of $17.4 million and paid off $37.7 million in related debt. In December 2001, we sold a Suezmax at a gain of approximately $4.9 million, time chartered the vessel back for five years, and repaid $33.8 million in related debt.

     At December 31, 2001, we had nine vessels under construction with an aggregate cost of $84.7 million, which includes $3.5 million in capitalized interest. In connection with these vessels, we have issued 4,049,000 shares at $7.00 per share and received financing of $31.9 million. Seven of the vessels are product carriers, three were delivered in the first quarter of 2002, four will be delivered in 2003. Two of the vessels are Suezmaxes and will be delivered in the second half of 2002.

FOR THE YEAR ENDED DECEMBER 31, 2000 VERSUS DECEMBER 31, 1999

VOYAGE REVENUES LESS VESSEL AND VOYAGE EXPENSES

     Net voyage revenues of $115.6 million for the year ended December 31, 2000 increased by a net $79.2 million from $36.4 million for the year ended December 31, 1999.

CRUDE OIL TANKER FLEET

     At December 31, 2000, we owned or operated 12 crude carriers, including the two chartered-in vessels redelivered in 2001, compared to 10 crude carriers at the end of 1999. During 2000, we (1) sold an aframax vessel in March 2000, (2) took delivery of a Suezmax newbuilding, which began its first voyage early April, (3) took delivery of another new Suezmax vessel in May 2000, which began its first voyage early June and (4) acquired one ULCC vessel, which was purchased on June 30, 2000 from our joint venture partner (the Company previously owned 49 percent). During 1999, the Company disposed of its four older crude carriers in the second half of the year and completed a sale/leaseback in June 1999 for a new Suezmax vessel delivered January 1999.

     Net Voyage revenues earned by the crude oil fleet for the year ended December 31, 2000 were $87.6 million, an increase of $67.0 million over the year ended December 31, 1999.

                                                For the Years Ended December 31,
                                                 -------------------------------
                                                     2000             1999
                                                --------------    --------------

Crude Fleet:                                             (in millions)
  SUEZMAXES:
    TCE revenue ............................    $         89.2   $          34.7
    Vessel expenses ........................               8.3               7.1
    Charter hire expenses ..................              16.2              15.2
                                                --------------    --------------
    Net voyage revenues ....................    $         64.7   $          12.4
                                                ==============    ==============
  ULCC:
    TCE revenue ............................    $          7.1   $            --
    Vessel expenses ........................               1.1                --
                                                --------------    --------------
    Net voyage revenues ....................    $          6.0   $            --
                                                ==============    ==============
  PANAMAXES:
    TCE revenue ............................    $         21.6   $          12.1
    Vessel expenses ........................               5.6               5.8
                                                --------------    --------------
    Net voyage revenues ....................    $         16.0   $           6.3
                                                ==============    ==============
  OTHER CRUDE:
    TCE revenue ............................    $          1.0   $          10.1
    Vessel expenses ........................               0.1               8.2
                                                --------------    --------------
    Net voyage revenues ....................    $          0.9   $           1.9
                                                ==============    ==============
        TOTAL CRUDE FLEET NET VOYAGE REVENUE    $         87.6   $          20.6
                                                ==============    ==============

     Fluctuations in each of the crude oil fleet vessel types were as follows:

     SUEZMAXES: The largest increase in the crude oil fleet's net voyage revenue of $52.3 million was earned by this group. Included in this group are the three chartered-in vessels built in 1989, 1990 and 1999. Increases aggregating $21.7 million in net voyage revenue during the year ended December 31, 2000 were attributed to the two newbuildings delivered in the first half of 2000. Increases in the remaining three wholly owned and three chartered-in vessels aggregated $30.6 million in 2000 over 1999 were primarily a result of increased TCEs for vessels operating in the spot market. The improvement in TCE rates above the increase in bunker costs in 2000 resulted from better market conditions.

     ULCC: Increase in net voyage revenues of $6.0 million in 2000 was the result of OMI's purchase of its joint venture partner's interest. The venture owned one ULCC vessel, which became wholly owned by OMI on June 30, 2000.

     PANAMAXES: Increases of $9.7 million in the Panamaxes net voyage revenues for the year 2000 over 1999 was the result of better performance in the Star Tankers pool. Increased rates for Panamax vessels operating in the pool during 2000 resulted from steady demand as a result of tanker market fundamentals.

     OTHER CRUDE: Earnings for the Other Crude group for the year ended December 31, 2000 reflect earnings for the first quarter 2000 of $0.9 million, which primarily relates to the aframax vessel sold March 2000. Net voyage revenues of $1.9 million for the year ended December 31, 1999 included earnings from four older Suezmax vessels (sold in the second half of 1999) and the aframax vessel. During 1999, the older Suezmax vessels incurred operating losses or small profits.

PRODUCT CARRIER FLEET

     At December 31, 2000, we owned 10 product carriers, six handysize vessels which operated in the IPC pool and four product carriers on time charter. During 2000, (1) two handymax newbuildings were delivered in September and November and began two-year time charters with an oil company and (2) four product carriers were sold, three in May and one in August 2000. During 1999, we operated 10 product carriers in the

IPC pool and owned two handysize product carrier newbuildings, which were delivered in July and September and time chartered for two-years to an oil company.

     Net Voyage revenues earned by the product carrier fleet for the year ended December 31, 2000 was $28.2 million, which is an increase of $12.4 million over the year ended December 31, 1999.


                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                         2001             2000
                                                    --------------    --------------
PRODUCT CARRIER FLEET:                                       (IN MILLIONS)
  PRODUCTS-ON SPOT:
    TCE revenue ................................    $         30.5   $          30.0
    Vessel expenses ............................              10.6              16.6
                                                    --------------    --------------
    Net voyage revenues ........................    $         19.9   $          13.4
                                                    ==============    ==============
  PRODUCTS-ON TIME CHARTER:
    TCE revenue ................................    $         11.6   $           3.3
    Vessel expenses ............................               3.3               0.9
                                                    --------------    --------------
    Net voyage revenues ........................    $          8.3   $           2.4
                                                    ==============    ==============
        TOTAL PRODUCT CARRIER NET VOYAGE REVENUE    $         28.2   $          15.8
                                                    ==============    ==============

     Fluctuations in each of the product carrier groups were as follows:

     PRODUCT CARRIERS--ON SPOT: During year ended December 31, 2000, six (ten before the sale of the three product carriers in May 2000 and one in August
2000) of the Company's handysize product tankers were operating on time charters to a joint venture, IPC, in a marketing alliance. Time charter rates from this venture reflect spot market rates since they were adjusted periodically with pool profits. The vessels operated in this marketing pool since its inception in May 1999. Prior to May 1999, seven vessels were operating in the spot market. Three vessels coming off a previous time charter began operating with the IPC pool in the third quarter of 1999.

     Increases in net voyage revenues of $6.5 million for the year ended December 31, 2000, reflect the increase in profits earned primarily since the upswing in rates beginning in the second quarter 2000 compared to earnings from prior year spot charters for these vessels. The increase in rates for the vessels operating in both 1999 and 2000 periods were offset by lower earnings from four vessels disposed of in 2000 (the four vessels sold in 2000 operated a total of 862 more days in 1999). Improvement in the 2000 rates was consistent with the rise in the TCE rates for this sector resulting from increased demand and other factors.

     PRODUCT CARRIERS--ON TIME CHARTER: Increases in net voyage revenue of $5.9 million for the year ended December 31, 2000, relate to earnings from two 1999 built product carriers, which were delivered in the third quarter of 1999 and earnings from two handymax product carriers delivered September and November 2000. Earnings for this group increased primarily from 589 more operating days in 2000 and additional income for profit sharing based upon certain conditions included in the two time charter agreements, which began in 1999. All four vessels have operated on time charters following their deliveries.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G & A") expenses, provision for loss on lease obligation and
(gain) loss on disposal/write down of assetsnet. For the year ended December 31, 2000, these expenses decreased $51.3 million to $40.4 million, from $91.7 million for the year ended December 31, 1999. The decrease of $37.9 million in the (gain) loss on disposal/write down of assetsnet and the decrease in the provision for loss on lease obligation of $6.2 million from 1999 to 2000 are the largest decreases in other operating expenses.

     DEPRECIATION AND AMORTIZATION--Depreciation expense decreased $7.9 million for the year ended December 31, 2000 over 1999. The year ended December 31, 1999 included depreciation expense for the nine vessels held for sale at December 31, 1999. The decreases in depreciation expense were offset in part by depreciation expense accounted for on the two new Suezmaxes, which began operating in the second quarter of 2000, the ULCC vessel acquired June 2000 and two handymax vessels in the fourth quarter of 2000.

     GENERAL AND ADMINISTRATIVE--G & A increased $0.8 million for the year ended December 31, 2000 over the comparable year 1999. The increase was partially a result of non-cash compensation expense.

     PROVISION FOR LOSS ON LEASE OBLIGATION--The provision for loss on lease obligation of $6.2 million was recorded at June 30, 1999 and relates to one of OMI's chartered-in vessels. The liability for the impairment was being amortized and recorded to charter hire expense over the remaining term of the lease until notice of early termination of the lease was given in October 2000.

     (GAIN) LOSS ON DISPOSAL/WRITE DOWN OF ASSETS-NET--The net loss decreased $37.9 million for the year ended December 31, 2000 from a loss of $48.7 million for the year ended December 31, 1999.

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

OTHER (EXPENSE) INCOME

     Other (expense) income consists of loss on disposal/write down of investments, interest expense, interest income and othernet. Net other expense decreased by $0.1 million from $25.5 million during the year ended December 31, 1999 to $25.4 million for the year ended December 31, 2000.

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

     Other-net of approximately $2.0 million is an aggregate of the settlement of claims on various vessels during the year ended December 31, 2000. A loss of $1.2 million was recorded in Other-net for the year ended December 31, 1999 resulting from the early payment in February 2000 of the MTC note receivable due November 2003 in exchange for a discount.

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

EXTRAORDINARY LOSS (1999)

     An extraordinary loss of $1.3 million was recorded for the year ended December 31, 1999. This loss relates to the write-off of the balance of unamoritzed finance fees for a loan, which was refinanced in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     Cash and cash equivalents of $17.7 million at December 31, 2001 decreased $17.6 million from cash and cash equivalents of $35.3 million at December 31, 2000. The Company's working capital decreased by $14.0 million between December 31, 2000 and 2001, and is a deficit of $5.5 million at December 31, 2001. The deficit will be met by the time charter revenue from the new vessels, a liquidity facility entered into on March 27, 2002 and other activities. Current assets decreased $1.4 million and current liabilities increased $12.5 million. Cash decreased primarily because of the additions of vessels. Increases in cash were from the proceeds from the disposal of assets, the issuance of debt, and cash provided by operating activities. Net cash provided by operating activities increased $58.5 million to $121.5 million for the year ended December 31, 2001 compared to net cash provided by operating activities of $63.0 million for the year ended December 31, 2000 (see Results of Operations).

     Cash used by investing activities was $249.4 million for the year ended December 31, 2001, compared to cash used by investing activities of $95.9 million for the year ended December 31, 2000. During 2001, $364.0 million was used for the additions to vessels (thirteen vessels were acquired and nine were under construction at year-end) and $130.9 million was provided by the proceeds from disposals (two Suezmaxes and one product carrier were sold). During 2000, $142.3 million was used for the additions to vessels (four vessels were acquired and one was under construction at year-end) and $46.9 million was provided by the proceeds from disposals (four product carriers and one aframax were sold). Other investing activities in 2001 included $6.5 million payments for drydocks, $6.0 million payments for escrows, $6.4 million payments for investments in marketable securities, $1.4 million receipt from a joint venture investments, and $1.2 million receipt from notes receivable. Other investing activities in 2000 included proceeds of $6.3 million from notes receivable, $2.7 million received for the sale of a joint venture, $2.5 million payments for escrow, $4.8 million payment for the purchase of a partner's 51 percent interest in a previously owned joint venture, $2.2 million net payments ($3.0 million was paid and $0.8 million was received) for investments.

  ADJUSTED EBITDA

     The Company, its lenders and investors generally consider adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA represents operating income (loss) from operations before depreciation and amortization expense, (gain) loss on disposal/write down of assets-net and lease provision. OMI's computation of adjusted EBITDA may not be comparable to the adjusted EBITDA reported by other companies. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. Cash flows for the year ended December 31, 2001 were stronger than the comparable

2000 year, and adjusted EBITDA of $115.0 million for the 2001 year was $10.6 million above 2000 year of $104.4 million. The increase in adjusted EBITDA was primarily due to earnings from the vessel acquisitions.

OUTLOOK

     The Company anticipates the results in the first half of 2002 to be lower than the comparable 2001 period. In the first few months of 2002, we have seen low TCE rates as a result of lower demand and newbuilding deliveries. In the second half of 2002, the world economy is projected to grow and as a result, the demand for oil should increase. The increase in demand for oil and related products should increase the TCE rates as long as the scrappings of the older vessels are equivalent.

     The fleet renewal program will continue as we take delivery of five newbuildings (three of the vessels begin three-year time charters upon delivery) in 2002 and four new buildings that are scheduled for delivery from the shipyard (two of the vessels begin three-year time charters upon delivery) in 2003. When appropriate, we will also look to make other strategic vessel acquisitions. The delivery and potential acquisitions of vessels may be funded by operating cash, issuance of stock, debt financing, and proceeds from the disposal of vessels.

     As of March 26, 2002, half our fleet (17 of 34 vessels) is on time charters. The time charters have many advantages to the Company. First, they provide secure cash flow. Between 2002 and 2004, we have contracts for $258.4 million in revenues, excluding any potential profit sharing, which is recognized only after certain thresholds are met. Secondly, financial institutions offer better financing terms (for example lower interest margins) when the vessels are on long- term time charters with high quality charterers. Another advantage is that we are able to build or enhance our relationship with charterers, which could lead to future business. We are looking for additional time charters as well as the opportunity to extend our current time charters.

     We do not foresee any unusual increase in costs for the fleet in 2002, other than routine maintenance and repairs for maintaining a high standard of operations. The vessel costs in future years may be higher than in past years because some of the newer vessels are approaching their first drydocks and/or special surveys and will incur costs associated with periodic routine maintenance. The table below summarizes the 2002 projected drydocks and/or special surveys (dollars in thousands):

                                                  Number of      Estimated
                      Number of      Capital       Offhire     Amortization
Vessel Type            Vessels    Expenditures      Days      of Drydock (1)
-----------           ---------   ------------    ---------   --------------
Suezmax...........        2          $2,000          62           $  800
Panamax...........        1             750          29              300
Handysize-Crude...        2           1,000          48              400
Handysize-Products        5           2,900         120            1,160
Handymax-Products.        1             550          24              220
                         --          ------         ---           ------
                         11          $7,200         283           $2,880
                         ==         ======          ===           ======

----------

(1) Amortization of drydock expense is for a one-year period based on a 2.5 Year amortization period.

FINANCING ACTIVITIES

     Cash provided by financing activities was $110.2 million for the year ended December 31, 2001, compared to cash provided by financing activities of $60.8 million for the year ended December 31, 2000. During the year ended December 31, 2001, there were $149.4 million in principal payments ($43.5 million were scheduled payments and $105.9 million were unscheduled payments) and $265.4 million in proceeds from the issuance of debt for the purchases of vessels, construction payments and refinancing of one facility. The unscheduled payments consisted of $71.5 million related to the disposal of vessels, $4.4 million for the repurchase of 10.25% Senior Notes at par, and $30.0 million for the additional pay down on loans.

     At December 31, 2001, OMI had $432.6 million in debt outstanding and $14.9 million available from a reducing revolving facility. The following paragraphs describe the Company's debt facilities:

     On July 27, 2001, OMI closed on a six year $348.0 million reducing revolving credit facility (the "Facility"), which was reduced to $329.0 million when the Company elected not to exercise its option on a newbuilding. The Facility has been and will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on eleven newbuilding vessels with deliveries scheduled through the third quarter of 2003 (three were delivered in 2001 and two were delivered in the first quarter of 2002) (ii) acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 (iii) the exercise of the $44.1 million purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and (iv) for general corporate purposes up to the applicable available amount under the Facility. The Facility includes interest rate margins similar to other credit facilities of the Company based on a pricing ratio grid (currently 1.75% over LIBOR) and contains similar covenants. The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7.2 million per quarter until July 27, 2007 at which time the entire Facility is due. At December 31, 2001, the Company could have drawn $134.3 million available under this facility but had drawn only $119.4 million. The remainder of the facility becomes available when construction and delivery payments are made.

  TERM LOANS

     In January 2001, the Company obtained a $35.0 million term loan to partially finance the delivery of a Suezmax newbuilding. The loan is to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1.67 million each, and the next 12 in the amount of $1.17 million each, with a balloon payment in the amount of $14.28 million due and payable together with the last installment. At December 31, 2001, the outstanding loan balance was $33.3 million and applicable margin was 1.50%. This loan was refinanced (See Other Financings) on March 27, 2002.

     On March 1, 2001, the Company obtained a credit facility of $23.0 million to finance the purchase of three product carriers acquired in February and March 2001. The loan was repaid on August 13, 2001 and two of the three vessels (one vessel was sold in May 2001), were refinanced as part of the Facility described above.

     In April 2001, the Company obtained a $19.0 million term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan is to be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1.25 million each, and the next 10 in the amount of $0.75 million each, with a balloon payment in the amount of $6.5 million due and payable together with the last installment. At December 31, 2001, the outstanding loan balance was $17.75 million and the applicable margin was 1.50%. This loan was refinanced (See Other Financings) on March 27, 2002.

     In September 2001, the Company obtained an eight-year $40.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on September 10, 2001 and the other on October 12, 2001. The loan is split into two $20.0 million tranches. The loan for each tranche is to be repaid beginning three months after the final drawdown in 32 consecutive quarterly installments; the first 20 in the amount of $0.45 million each and the next 12 in the amount of $0.35 million each, with a balloon payment in the amount of $6.8 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis, with the exception of the first six months which is fixed at 1.25%.

     In November 2001, the Company obtained a seven-year $44.0 million term loan to partially finance the purchase of two product carrier newbuildings, one which was delivered on December 17, 2001 and the other which was delivered on March 26, 2002. The loan is split into two $22.0 million tranches and is available to be drawn down when each vessel is delivered. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $0.65 million and next 16 at $0.375 million) plus a balloon of $8.2 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan, the margin is 1.00% as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA (as defined in the loan agreement) on a trailing four quarter basis.

     The Company has a term loan agreement, secured by 17 vessels, in the original amount of $310.0 million ("the $310 Facility"), which has a balance of $198.45 million at December 31, 2001. The loan, which is due October 12, 2005, is being amortized on a quarterly basis (four payments of $10.0 million and twelve of $6.25 million), plus a balloon of $83.45 million at maturity. On March 27, 2002, the loan agreement was amended to reduce the three remaining $10.0 million payments to $6.25 million. As a result of the amendment, the Company's margin was increased by 25 basis points.

  MATURITIES

     Aggregate maturities of debt during the next five years from December 31, 2001 are $40.2 million in 2002, $45.7 million in 2003, $52.0 million in 2004,
$145.3 million in 2005 and $25.6 million in 2006.

OTHER FINANCING

     In August 2001, $4.4 million of the remaining 10.25% Unsecured Senior Notes were repurchased at par.

     On March 27, 2002, the Company entered into an $78.0 million revolving facility secured by first mortgages on two vessels, shares of an investment and second mortgages of vessels in the $310 Facility. The loan, which matures on March 27, 2007 bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3.0 million, with the balance being payable with the tenth payment.

   RESTRICTIVE COVENANTS

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of December 31, 2001, the Company was in compliance with its covenants.

  INTEREST RATES

     The interest rate on the 7.00% Convertible Note is fixed. The variable interest rate at December 31, 2001 was LIBOR plus the margin above LIBOR between 1.00% and 1.75%.

INTEREST-RATE SWAPS

     OMI entered into interest-rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2001, the Company has two interest-rate swap transactions with notional amounts of $60.0 million and $115.0 million in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005. These transactions have been designated as cash flow hedges and as of December 31, 2001, the Company has recorded a liability of $4.3 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income. The Company had one interest rate swap agreement with a commercial bank at January 1, 2000 which matured in June 2000. The agreement effectively changed the Company's interest rate exposure on floating rate loans to a fixed rate of 6.98 percent. The differential to be paid or received was and will be recognized as an adjustment to interest expense over the lives of the agreements.

OTHER COMMITMENTS

     The following are other commitments that have not been previously mentioned in the Recent Activities section.

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $11.0 million in escrow over the lease term. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At December 31, 2001, the impact of the guarantee is not expected to be material.

     During 2000 and 2001, OMI contracted to build four 47,000 dwt product carriers for approximately $117.0 million. Two of the vessels were delivered in the first quarter of 2002 and the other two are scheduled for delivery in the first quarter of 2003. All four vessels have three-year time charters upon delivery and are financed at 65% of cost. At December 31, 2001, approximately $93.8 million is scheduled to be paid to the shipyard over the next two years ($52.7 million in 2002 and $41.1 million in 2003).

     During 2001, OMI contracted to build two 70,100 dwt product carriers for approximately $73.4 million. The vessels are scheduled for delivery in the second quarter of 2003 and are financed at 65%. At December 31, 2001, approximately $66.1 million was scheduled to be paid to the shipyard over the next two years ($11.0 million in 2002 and $55.1 million in 2003).

     During 2001, OMI purchase the construction contract to build two 157,000 dwt Suezmax vessels for approximately $107.6 million. The vessels are scheduled for delivery in September and October 2002 and are financed at 65%. At December 31, 2001, approximately $60.7 million was scheduled to be paid in 2002.

     The Company is cooperating with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company recently received a subpoena requesting information with respect to other vessels in its fleet. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

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

NEWLY ISSUED ACCOUNTING STANDARDS

     During 2001, the Financial Accounting Standards Board ("FASB") issued four statements, which are summarized as follows:

     Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the statement to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets on the books as of December 31, 2001 and therefore expects no impact on the financial statements.

     SFAS 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible longlived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's results of operations or financial position.

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS 144 replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has determined that the adoption of this statement will not have a material effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  MARKET RISK

     The Company's major market risk exposure is changing interest rates. The majority of OMI's debt was floating rate debt at December 31, 2001 and December 31, 2000. At December 31, 2001, the floating rate debt was $431.0 million ($175.0 million of which was fixed with interest-rate swaps in October 2001) of the $432.6 million total debt, and at December 31, 2000, the floating rate debt was $310.0 million of the $316.6 million total debt. Based on the floating rate debt at December 31, 2001, a one-percentage point increase in the floating interest rate would increase interest expense by $2.6 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $1.6 million as of December 31, 2001, and $6.6 million as of December 31, 2000. Based on the fixed rate debt at December 31, 2001, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

     The Company's policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. OMI uses interest-rate swaps and future rate agreements ("FRAs") to manage the impact of interest rate changes on borrowings under the Company's variable rate credit facilities. The interest-rate swaps and FRAs are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt. Beginning in October 2001, we had two interest-rate swaps for which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, and will receive floating-rate interest amounts based on three month LIBOR settings covering notional amounts of $60.0 million and $115.0 million, respectively, for a term equal to the swaps' reset periods. These agreements have maturity dates of October 2004 and October 2005. In February 2002, we entered into five FRAs, which match five loan tranches, for an aggregate notional value of $95.3 million. The FRAs fix the interest rate before margins on these tranches at approximately 2.45% until December 2002. As of December 31, 2000, the Company had no derivatives hedging corporate debt.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                      Page
                                                                                      ----
OMI CORPORATION AND SUBSIDIARIES:
Consolidated Statements of Operations for the three years ended December 31, 2001...    34
Consolidated Balance Sheets as of December 31, 2001 and 2000 .......................    35
Consolidated Statements of Cash Flows for the three years ended December 31, 2001...    37
Consolidated Statements of Changes in Stockholders' Equity for the three years ended
  December 31, 2001 ................................................................    38
Notes to Consolidated Financial Statements .........................................    39
Independent Auditors' Report .......................................................    61
Quarterly Results of Operations (unaudited) ........................................    62




ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        OMI CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         2001         2000         1999
                                                                       ---------    ---------    ---------
Revenues ...........................................................   $ 209,936    $ 187,044    $ 115,992
                                                                       ---------    ---------    ---------
Operating Expenses:
  Voyage ...........................................................      31,730       25,919       25,513
  Vessel ...........................................................      42,344       29,297       38,892
  Charter hire .....................................................       8,416       16,184       15,234
  Depreciation and amortization ....................................      32,688       18,323       26,272
  General and administrative .......................................      12,420       11,269       10,486
  Provision for loss on lease obligation (Note 9) ..................        --           --          6,229
  (Gain) loss on disposal/write down of assets--net (Notes 9 and 11)     (19,516)      10,814       48,692
                                                                       ---------    ---------    ---------
  Total operating expenses .........................................     108,082      111,806      171,318
                                                                       ---------    ---------    ---------
Operating Income (Loss) ............................................     101,854       75,238      (55,326)
                                                                       ---------    ---------    ---------
Other (Expense) Income:
  Loss on disposal/write down of investments (Notes 4 and 6) .......      (1,617)      (2,971)      (7,771)
  Interest expense .................................................     (20,921)     (27,260)     (17,945)
  Interest income ..................................................       2,071        2,893        1,455
  Other--net .......................................................         735        1,958       (1,209)
                                                                       ---------    ---------    ---------
  Net other expense ................................................     (19,732)     (25,380)     (25,470)
                                                                       ---------    ---------    ---------
  Income (loss) before income taxes, equity in operations of joint ventures, extraordinary loss and cumulative effect of  change
    in accounting principle ........................................      82,122       49,858      (80,796)
  Provision for income taxes .......................................        --           --            475
                                                                       ---------    ---------    ---------
  Income (loss) before equity in operations of joint ventures, extraordinary loss and cumulative effect of change in
    accounting principle ...........................................      82,122       49,858      (81,271)
  Equity (loss) in operations of joint ventures (Note 4) ...........         222        3,227         (510)
                                                                       ---------    ---------    ---------
Income (loss) before extraordinary loss and cumulative effect of
    change in accounting principle .................................      82,344       53,085      (81,781)
Extraordinary loss .................................................        --           --         (1,253)
                                                                       ---------    ---------    ---------
Income (loss) before cumulative effect of change in accounting
    principle ......................................................      82,344       53,085      (83,034)
Cumulative effect of change in accounting principle (Note 7) .......        --           --          2,729
                                                                       ---------    ---------    ---------
Net Income (Loss) ..................................................   $  82,344    $  53,085    $ (80,305)
                                                                       =========    =========    =========
Basic Earnings (Loss) Per Common Share (Note 2):
  Income (loss) before extraordinary loss and cumulative effect
    of change in accounting principle ..............................   $    1.22    $    0.94    $   (1.94)
  Extraordinary loss ...............................................        --           --          (0.03)
  Cumulative effect of change in accounting principle ..............        --           --           0.07
                                                                       ---------    ---------    ---------
Net Income (Loss) Per Common Share .................................   $    1.22    $    0.94    $   (1.90)
                                                                       =========    =========    =========
Diluted Earnings (Loss) Per Common Share (Note 2):
  Income (loss) before extraordinary loss and cumulative effect
    of change in accounting principle ..............................   $    1.21    $    0.93    $   (1.94)
  Extraordinary loss ...............................................        --           --          (0.03)
  Cumulative effect of change in accounting principle ..............        --           --           0.07
                                                                       ---------    ---------    ---------
Net Income (Loss) Per Common Share .................................   $    1.21    $    0.93    $   (1.90)
                                                                       =========    =========    =========



                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                                         DECEMBER 31,
                                                                                                      -------------------
                                                                                                        2001       2000
                                                                                                      --------   --------
Current Assets:

  Cash, including cash equivalents:
    2001-$15,168, 2000-$30,098 ....................................................................   $ 17,730   $ 35,328
  Marketable securities ...........................................................................      6,218       --

  Receivables:
    Traffic receivables, net of allowance for doubtful accounts of $1,622 in 2001
      and $1,538 in 2000 ..........................................................................     14,052     22,398
    Other .........................................................................................      1,549      1,625
  Current notes receivable ........................................................................      6,775      1,150
  Current restricted cash (Note 8) ................................................................     13,120       --
  Prepaid expenses and other current assets .......................................................      5,316      5,676
                                                                                                      --------   --------
      Total current assets ........................................................................     64,760     66,177
                                                                                                      --------   --------

Vessels, Construction in Progress and Other Property
  Vessels .........................................................................................    779,259    532,405
  Construction in progress (Note 17) ..............................................................     84,736      2,905
  Other property ..................................................................................      2,636      2,409
                                                                                                      --------   --------
    Total vessels, construction in progress and other property ....................................    866,631    537,719
    Less accumulated depreciation .................................................................     76,865     50,304
                                                                                                      --------   --------
    Vessels, construction in progress and other property--net .....................................    789,766    487,415
                                                                                                      --------   --------

Drydock Costs .....................................................................................      5,743        374

Investments in, and Advances to Joint Ventures (Note 4) ...........................................        237      5,610

Non-Current Restricted Cash (Note 8) ..............................................................      4,000     10,649

Notes Receivable ..................................................................................       --        6,887

Other Assets and Deferred Charges .................................................................     11,121     14,392
                                                                                                      --------   --------

Total .............................................................................................   $875,627   $591,504
                                                                                                      ========   ========


                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                   2001         2000
                                                                 ---------    ---------
Current Liabilities:
  Accounts payable ...........................................   $   8,842    $   6,349

  Accrued liabilities:
    Deferred charter hire revenue ............................       5,981        1,690
    Voyage and vessel ........................................       4,590        1,370
    Interest .................................................       3,731        1,387
    Other ....................................................       5,859        3,562
  Deferred gain on sale of vessel (Note 8) ...................         971        2,738
  Current portion of long-term debt (Note 5) .................      40,238       40,577
                                                                 ---------    ---------
      Total current liabilities ..............................      70,212       57,673
                                                                 ---------    ---------


Other Liabilities ............................................       4,341           42

Long-term Debt (Note 5) ......................................     392,316      275,986


Deferred Gain on Sale of Vessel (Note 8) .....................       3,842         --

Deferred Income Taxes ........................................       3,100        3,100


Commitments and Contingencies (Note 17)
Stockholders' Equity:
  Common stock, $0.50 par value; 150,000,000 shares
    authorized; shares issued and outstanding: 2001-70,248,000
    2000-61,424,000 (Notes 3, 10, 14 and 16) .................      35,124       30,712
  Capital surplus (Notes 3, 10, 14 and 16) ...................     303,117      243,445
  Deferred compensation (Note 14) ............................        --           (481)
  Unearned compensation-restricted stock .....................      (4,611)        --
  Retained earnings (deficit) ................................      72,463       (9,881)
  Accumulated other comprehensive loss .......................      (4,277)        (258)
  Treasury stock (Note 16) ...................................        --         (8,834)
                                                                 ---------    ---------
      Total stockholders' equity .............................     401,816      254,703
                                                                 ---------    ---------
  Total ......................................................   $ 875,627    $ 591,504
                                                                 =========    ========


                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                           2001         2000         1999
                                                                        ---------    ---------    ---------
Cash Flows Provided (Used) by Operating Activities:
  Net income (loss) .................................................   $  82,344    $  53,085    $ (80,305)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary loss ............................................        --           --          1,253
      Cumulative effect of change in accounting principle ...........        --           --         (2,729)
      Depreciation and amortization .................................      32,688       18,323       26,272
      (Gain) loss on disposal/write down of assets--net .............     (19,516)      10,814       48,692
      Loss on disposal/write down of investments ....................       1,617        2,971        7,771
      Amortization of deferred gain on sale of vessel ...............        (828)      (3,151)      (3,151)
      Amortization of restricted stock awards .......................         510         --           --
      Provision for loss on lease obligation--net of amortization ...        (231)      (2,768)       4,845
      Amortization of deferred compensation .........................        --            832         --
      Loss (equity) in operations of joint ventures--net of
        dividends received ..........................................       2,272       (2,020)       1,940
  Changes in assets and liabilities:
      Decrease (increase) in receivables and other current assets ...       8,991       (9,672)       9,911
      Increase (decrease) in accounts payable and accrued liabilities      12,648       (5,649)      (4,087)
      Advances (to) from joint ventures--net ........................         254         (337)       2,665
      Decrease (increase) in other assets and deferred changes ......       1,649        1,469          (95)
      Increase (decrease) in other liabilities ......................          18         (530)      (1,299)
      Other .........................................................        (887)        (336)      (2,357)
                                                                        ---------    ---------    ---------
        Net cash provided by operating activities ...................     121,529       63,031        9,326
                                                                        ---------    ---------    ---------
Cash Flows (Used) Provided by Investing Activities:
  Proceeds from disposition of vessels and other property ...........     130,874       46,888       65,250
  Additions to vessels and other property ...........................    (363,992)    (142,280)     (90,999)
  Payments for drydocking ...........................................      (6,540)        --         (1,247)
  Proceeds from dispositions of joint ventures ......................        --          2,657        1,561
  Issuance of notes receivable ......................................        --           --         (9,000)
  Investment in joint ventures--net .................................       1,437         --           --
  Payments for the purchase of a joint venture interest--net ........        --         (4,809)        --
  Payments for investments--net .....................................      (6,358)      (2,170)        (637)
  Escrow of funds ...................................................      (6,000)      (2,500)      (7,548)
  Proceeds from notes receivable ....................................       1,225        6,324          424
  Other .............................................................        --           --         (2,769)
                                                                        ---------    ---------    ---------
      Net cash used by investing activities: ........................    (249,354)     (95,890)     (44,965)
                                                                        ---------    ---------    ---------
Cash Flows Provided (Used) by Financing Activities:
  Payments on debt refinanced .......................................        --       (257,850)        --
  Proceeds from debt refinanced .....................................        --        264,500         --
  Proceeds from issuance of debt ....................................     265,391       70,000      133,698
  Payments on debt ..................................................    (149,400)     (27,834)    (113,098)
  Proceeds from issuance of common stock ............................      (1,410)      19,020         --
  Payments for debt issue costs .....................................      (4,354)      (7,030)        (278)
                                                                        ---------    ---------    ---------
      Net cash provided by financing activities: ....................     110,227       60,806       20,322
                                                                        ---------    ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents ................     (17,598)      27,947      (15,317)
Cash and Cash Equivalents at Beginning of Year ......................      35,328        7,381       22,698
                                                                        ---------    ---------    ---------
Cash and Cash Equivalents at End of Year ............................   $  17,730    $  35,328    $   7,381
                                                                        =========    =========    =========


                 See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                                                        Accumulated
                                                                                     Unearned                              Other
                                          Common Stock                Retained     Compensation              Deferred     Compre-
                                        ----------------    Capital   Earnings      Restricted    Treasury    Compen-     hensive
                                        Shares    Amount    Surplus   (Deficit)        Stock        Stock     sation       Income
                                        ------   -------   --------   --------     ------------   --------   --------   -----------
Balance at January 1, 1999 ............ 43,694   $21,847   $207,469    $17,465            --       $(9,040)                $7,442
Comprehensive loss:
  Net loss ............................                                (80,305)
  Realization of cumulative
    translation adjustment
    (Note 11) .........................                                                                                    (7,442)

Comprehensive loss ....................

Issuance of common stock
  (Note 10) ...........................  5,700     2,850     11,400
Issuance of treasury stock
  (Note 16) ...........................                                   (126)                        206
                                        ------   -------   --------    -------       -------       -------                -------
Balance at December 31, 1999 .......... 49,394    24,697    218,869    (62,966)           --        (8,834)                    --
Comprehensive income:
  Net income ..........................                                 53,085
  Unrealized loss on securities .......                                                                                      (258)

Comprehensive income ..................

Issuance of common stock .............. 11,710     5,855     20,984
Exercise of stock options .............    320       160      1,268
Issuance of stock options (Note 14) ...                       2,324                                          $(1,313)
Amortization of deferred
  compensation (Note 14) ..............                                                                          832
                                        ------   -------   --------    -------       -------       -------   -------      -------
Balance at December 31, 2000 .......... 61,424    30,712    243,445     (9,881)           --        (8,834)     (481)        (258)
Comprehensive income:
  Net income ..........................                                 82,344
  Unrealized gain on securities .......                                                                                       262
  Other comprehensive loss ............                                                                                    (4,281)
Comprehensive income ..................
Amortization of deferred
  compensation ........................                        (481)                                             481
Exercise of stock options
  (Note 14) ...........................    122        61        401
Issuance of common stock
  (Note 3) ............................  9,830     4,915     62,901
Issuance of restricted stock awards
  (Note 16) ...........................    900       450      4,671                  $(5,121)
Retirement of treasury stock
  (Note 16) ........................... (2,028)   (1,014)    (7,820)                                 8,834
Amortization of restricted stock
awards (Note 16) ......................                                                  510
                                        ------   -------   --------    -------       -------       -------   -------      -------
Balance at December 31, 2001 .......... 70,248   $35,124   $303,117    $72,463       $(4,611)      $   --    $    --      $(4,277)
                                        ======   =======   ========    =======       =======       =======   =======      =======


                                         Compre-     Total
                                         hensive     Stock-
                                          Income    holders'
                                          (Loss)     Equity
                                         --------   --------
Balance at January 1, 1999 ............             $245,183
Comprehensive loss:
  Net loss ............................  $(80,305)   (80,305)
  Realization of cumulative
    translation adjustment
    (Note 11) .........................    (7,442)    (7,442)
                                         --------
Comprehensive loss ....................  $(87,747)
                                         ========
Issuance of common stock
  (Note 10) ...........................               14,250
Issuance of treasury stock
  (Note 16) ...........................                   80
                                                    --------
Balance at December 31, 1999 ..........              171,766
Comprehensive income:
  Net income ..........................   $53,085     53,085
  Unrealized loss on securities .......      (258)      (258)
                                          -------
Comprehensive income ..................   $52,827
                                          =======
Issuance of common stock ..............               26,839
Exercise of stock options .............                1,428
Issuance of stock options (Note 14) ...                1,011
Amortization of deferred
  compensation (Note 14) ..............                  832
                                         --------   --------
Balance at December 31, 2000 ..........              254,703
Comprehensive income:
  Net income ..........................  $ 82,344     82,344
  Unrealized gain on securities .......       262        262
  Other comprehensive loss ............    (4,281)    (4,281)
                                         --------
Comprehensive income ..................  $ 78,325
                                         ========
Amortization of deferred
  compensation ........................                   --
Exercise of stock options
  (Note 14) ...........................                  462
Issuance of common stock
  (Note 3) ............................               67,816
Issuance of restricted stock awards
  (Note 16) ...........................                   --
Retirement of treasury stock
  (Note 16) ...........................                   --
Amortization of restricted stock
awards (Note 16) ......................                  510
                                                    --------
Balance at December 31, 2001 ..........             $401,816
                                                    ========


                      See notes to consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Three Years Ended December 31, 2001
                     (All tabular amounts are in thousands)


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

     RECLASSIFICATIONS--Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company has the ability to exercise significant influence, but does not control, (generally a 20 to 50 percent ownership interest) are accounted for by using the equity method of accounting. All other investments are accounted for at cost.

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

     OPERATING REVENUES AND VOYAGE EXPENSES--Under a voyage charter, the revenues and voyage expenses, which are specific costs associated with the voyage such as fuel and port charges, are recognized ratably over the duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

     Under a time charter, the revenues are recognized ratably over the charter. When the time charter contains a profit sharing agreement, such additional revenue is only recognized after meeting a threshold, which is the minimum yearly charter hire. Profit sharing revenue recognized was $730,000 in 2001, $732,000 in 2000 and $0 in 1999. At December 31, 2001, there were five vessels with profit sharing agreements that had no maximum, and at December 31, 2000 there were two vessels with profit sharing agreements up to a $1,000 per day.

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

     CASH EQUIVALENTS--Cash equivalents represent liquid investments which mature within 90 days of their purchase. The carrying amount approximates fair value.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESTRICTED CASH--Restricted cash is held in escrow accounts pursuant to escrow agreements and related to sale/leaseback transactions. The escrow accounts are collateral for the Company's obligations under the operating lease arrangements (see Note 8).

     MARKETABLE SECURITIES--Marketable securities are investments classified as available for sale and recorded at fair value. (The fair value is determined by reference to quoted market prices). These investments totalled $6,218,000 and $0 in 2001 and 2000, respectively. Net unrealized gains and losses on these investments are credited or charged to Other Comprehensive Income and Stockholders' Equity. The accumulated unrealized gain at December 31, 2001 and 2000 totalled $394,000 and $0, respectively.

     VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY--Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets' estimated salvage value. The useful lives of the vessels range from 20 to 25 years. Salvage value is based upon a vessel's lightweight tonnage multiplied by a scrap rate.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $3,515,000 in 2001, $946,000 in 2000 and $1,384,000 in 1999.

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

     DRYDOCK--Drydock costs and special surveys are capitalized and are amortized over the period between drydocks, which is generally a two to five year period. The drydock amortization expense was $1,171,000 in 2001, $305,000 in 2000 and $2,437,000 in 1999 and is included in Depreciation and amortization expense.

     GOODWILL--During 2000, the unamortized goodwill balance of $1,794,000 was charged to loss on disposal of assets (see Note 11) as a result of the sale of the remaining vessel, which had been acquired in a previous business combination.

     DEFERRED FINANCE CHARGES--Deferred finance charges, included in Other assets and deferred charges, was $8,316,000 at December 31, 2001 and $5,549,000 at December 31, 2000. The charges are amortized over the life of the related debt, and the amount of the expense was $1,841,000 in 2001, $1,454,000 in 2000 and $520,000 in 1999. An extraordinary loss of $1,253,000 was recorded for the year ended December 31, 1999. This loss related to the write-off of the unamortized finance fees for the debt that was refinanced in February 2000.

     EARNINGS (LOSS) PER COMMON SHARE--The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS") 128 "Earnings per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FEDERAL INCOME TAXES--The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to income taxes in the United States. Management estimated that the distribution of shares to the shareholders of OMI Corp. would result in Federal income taxes becoming payable by OMI Corporation of approximately $1,900,000 representing Federal income taxes on the distribution of shares of non-United States shareholders. As OMI will not be subject to any additional income taxes (other than adjustments to previously reported amounts), $38,887,000 of the balance of deferred income taxes was credited to income in 1998, leaving a balance of $3,100,000. During 1999, $475,000 was charged to the current provision for income taxes, as an adjustment to the 1998 balance.

     STOCK OPTIONS--The Company currently applies intrinsic value and related interpretations in accounting for its stock options plans. Accordingly, no compensation cost was recognized for these plans with the exception of certain 2000 grants, which have met the criteria of compensatory stock options. Pro forma disclosure of the fair value impact on earnings and earnings per share as required in FAS 123, "Accounting for Stock-Based Compensation" is presented in
Note 14 of the Notes to Consolidated Financial Statements.

     DERIVATIVES AND HEDGING ACTIVITIES--The Financial Accounting Standards Board issued SFAS 133 as amended, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001, and as of that date there was no impact on the financial statements.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a hedge of a forecasted transaction ("cash flow" hedge). The Company does not have foreign-currency cash-flow or fair-value hedges ("foreign currency" hedge) or a hedge of a net investment in a foreign operation.

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

     As of December 31, 2001, the Company has interest rate swaps to effectively convert a portion of its debt from a floating to fixed-rate basis. The swaps are designated as cash flow hedges. These swaps were completely effective and therefore no ineffectiveness was recorded in the Consolidated Statement of Operations.

     NEWLY ISSUED ACCOUNTING STANDARDS--During 2001, the Financial Accounting Standards Board "FASB" issued four statements, which are summarized as follows:

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

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets as of December 31, 2001 and therefore expects no impact on the financial statements.

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

     SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS 144 replaces FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has determined that the adoption of this statement will not have a material effect on the Company's results of operations or financial position.

NOTE 2--EARNINGS (LOSS) PER COMMON SHARE


     The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings (loss) per share assumes the foregoing and the exercise of all stock options (see Note 14) using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive (see Note 5).

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 2--EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 2001       2000        1999
                                                               --------   --------    ---------
Basic earnings per share:
  Weighted average common shares outstanding ...............     67,518     56,657       42,250
                                                               ========   ========    =========
Diluted earnings per share:
  Weighted average common shares outstanding ...............     67,518     56,657       42,250
  Options ..................................................        374        283           --
                                                               --------   --------    ---------
  Weighted average common shares-diluted ...................     67,892     56,940       42,250
                                                               ========   ========    =========
Basic earnings (loss) per common share:
  Net income (loss) before extraordinary loss and
    cumulative effect of change accounting principle           $   1.22   $   0.94   $   (1.94)
  Extraordinary loss .......................................         --         --       (0.03)
  Cumulative effect of change in accounting principle ......         --         --         0.07
                                                               --------   --------    ---------
Net income (loss) per common share .........................   $   1.22   $   0.94   $   (1.90)
                                                               ========   ========    =========
Diluted earnings (loss) per common share:
  Net income (loss) before extraordinary loss and cumulative
    effect of change in accounting principle................   $   1.21   $   0.93   $   (1.94)
  Extraordinary loss .......................................         --         --       (0.03)
  Cumulative effect of change in accounting principle ......         --         --         0.07
                                                               --------   --------    ---------
Net income (loss) per common share .........................   $   1.21   $   0.93   $   (1.90)
                                                                                      =========
                                                               ========   ========

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share in 2001, 2000 and 1999 because the average price of OMI's stock was less than the stock conversion price of $7.375. The effect of the assumed exercise of options was not included in the 1999 computation of diluted earnings per share because the grant prices exceeded the average price of OMI stock.

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 31, 2001, 2000 and 1999 interest paid totalled approximately $20,386,000, $26,460,000 and $19,202,000 respectively.

     During 2001, OMI issued in aggregate 5,775,000 shares of common stock between $6.00 and $8.00 per share for a total value of $41,300,000 as partial payment for the acquisitions of six vessels, and 4,049,000 shares of common stock were issued for $7.00 per share for a total value of $28,343,000 for two vessels that are under construction at the end of the year.

     During March 2001 and March 2000, OMI issued, respectively, a total of 6,154 shares at $6.80 to two directors and 26,667 shares at $2.25 to three directors in lieu of their annual fees of $20,000 for each director.

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

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 4--INVESTMENTS IN JOINT VENTURES

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

                                                  Percent of
                                                  Ownership
                                                   ---------
Alliance Chartering LLC. ......................      50.0(1)
Amazon Transport Inc. ("Amazon") ..............      49.0(2)
Gainwell Investments Ltd. ("Gainwell"). .......      25.0(3)
Geraldton Navigation Company Inc. ("Geraldton")      49.9(4)
International Product Carriers Limited ("IPC").      50.0(5)
Kanejoy Corporation ("Kanejoy") ...............      49.9(3)
OMI-Heidmar Shipping Ltd. ("OMI-Heidmar") .....      50.0(6)
White Sea Holdings Ltd. ("White Sea")..........      49.0(7)

----------

(1)  The venture was begun on May 8, 1998

(2) Partner's interest of 51% was acquired on June 30, 2000, and as of that date the entity was consolidated.

(3)  The venture was liquidated on January 27, 1999.

(4)  The Company sold its interest to its partner in March 2000.

(5)  The venture was formed on April 15, 1999, and began operating effective
     May 1, 1999. In the first quarter 2001, all the vessels were redelivered to their owners.

(6)  The Company sold its interest to its partner on August 17, 1999.

(7)  The Company sold its interest to its partner on September 29, 1999.

     In 2001, the Company had six vessels chartered to IPC and recorded aggregate revenues of $7,626,000 (4% of total revenues). In 2000, the Company had ten vessels (four of which were sold during the year) chartered to IPC and recorded aggregate revenues of $30,643,000 (16% of total revenues). In 1999, the Company had ten vessels chartered to IPC and recorded aggregate revenues of $14,237,000 (12% of total revenues). These amounts were included in the revenue of the Company since the operations of IPC are not consolidated. The revenues are received by IPC from numerous customers into a pool, which is divided among the vessels in the pool. During the first quarter 2001, OMI's partner, Osprey Maritime Limited, following a change in control, sold all of its product tankers (including three to OMI, see Note 10) and the parties agreed to disband IPC. As a result of IPC being dissolved, OMI wrote down its investment by $1,617,000 in 2001.

     On June 30, 2000, OMI purchased its partner's interest in Amazon, a company previously 49 percent owned. The acquisition was based on a nominal ship value for the Company's ultra large crude carrier ("ULCC") of $30,000,000. OMI paid the purchase price partially with $7,900,000 in cash and by issuing 1,500,000 shares of its common stock to its venture partner at a price of $5.125.

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

     In 1999, the Company chartered three vessels for an aggregate of $4,227,000 respectively, to OMI-Heidmar. This amount was included in the revenue of the Company since the operations of OMI-Heidmar were not consolidated. When the partners agreed to dissolve the venture in June 1999, the Company wrote down its investment by $299,000.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 4--INVESTMENTS IN JOINT VENTURES (CONTINUED)

     For the year ended December 31, 1999, aggregate revenues of $6,333,000 were included in the Consolidated Statements of Operations related to vessels chartered to a company partially owned by an individual who was a Director of OMI until May 1999.

     In November 1998, Gainwell sold the property it owned at a loss. Gainwell repaid its outstanding obligations with proceeds from the sale, including an outstanding loan with Kanejoy, another joint venture. When Gainwell and Kanejoy were both liquidated in January 1999, OMI received $2,989,000 cash from return of capital in its Kanejoy venture, and recorded a loss from Gainwell of $678,000.

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:




                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                          2001        2000       1999
                                                        --------   ---------   ---------
Results of operations:
  Revenues ..........................................   $ 43,425   $ 141,222   $  80,263
  Operating income (loss) ...........................      (131)         628       (795)
  Cumulative effect of change in accounting principle         --          --         245
  Net income ........................................         --       6,348       1,005

                                       DECEMBER 31,
                                     ---------------
                                      2001     2000
                                     ------  -------
Net Assets:
  Currents assets.................   $5,157  $19,851
  Vessels and other property-net..        2      452
  Other assets....................      231      121
                                     ------  -------
  Total assets....................    5,390   20,424
                                     ------  -------
Less:
  Current liabilities.............    1,824   14,547
  Long-term debt..................       --       --
  Other liabilities...............       --       --
                                     ------  -------
  Total liabilities...............    1,824   14,547
                                     ------  -------
Shareholders' and partners' equity   $3,566  $ 5,877
                                    =======  =======

     Dividends received from joint ventures were as follows:

              FOR THE YEARS ENDED DECEMBER 31,
               -------------------------------
                2001        2000       1999
               --------   --------    --------
OMI-Heidmar   $   2,494  $      --   $      --
Geraldton..          --      1,209          --
White Sea..          --         --         490
Amazon (1).          --         --       1,960
               --------   --------    --------
  Total....   $   2,494  $   1,209   $   2,450
               ========   ========    ========

----------

(1)  OMI contributed $637,000 to Amazon during 1999.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:



                                                                                          DECEMBER 31,
                                                                                    ------------------
                                                                                      2001      2000
                                                                                    --------  --------
Term loans under bank credit agreements at a margin plus variable rates above the
  London Interbank Offering Rate ("LIBOR") (1), (2)..............................   $311,534  $310,000
Reducing revolving facility at a margin plus variable rates above LIBOR (1) .....    119,391        --
10.25% Unsecured Senior Notes due 2003 ..........................................         --     4,357
7.00% Convertible Note due 2004 (convertible at $7.375 per share) ...............      1,629     2,206
                                                                                    --------  --------
    Total .......................................................................    432,554   316,563

Less current portion of long-term debt:
  Scheduled amortization payments of debt .......................................     40,238    40,577
                                                                                    --------  --------
  Long-term debt ................................................................   $392,316  $275,986
                                                                                    ========  ========

----------

(1) The interest rates at December 31, 2001 were 2.863 percent to 6.3675 percent (including margin). The margin is based on a ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis. The margins range from 1.00%-1.75%.

(2) The interest rate at December 31, 2000 was 8.12575 percent (including margins).

REDUCING REVOLVING FACILITY

     On July 27, 2001, OMI closed on a six year $348,000,000 reducing revolving credit facility (the "Facility"), which was reduced to $329,000,000 when the Company elected not to exercise its option on a newbuilding. The Facility has been and will be used to provide up to 65 percent financing of (i) pre-delivery installments, and final payments at delivery on eleven newbuilding vessels with deliveries scheduled through the third quarter of 2003 (ii) acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 (iii) the exercise of the $44,100,000 purchase option on the COLUMBIA (following its sale and lease back to OMI for three years in 1999) and (iv) for general corporate purposes up to the applicable available amount under the Facility. The Facility includes interest rate margins similar to other credit facilities of the Company based on a pricing ratio grid (currently 1.75% over LIBOR) and contains similar covenants. The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7,180,000 per quarter until July 27, 2007 at which time the entire Facility is due. At December 31, 2001, the Company could have drawn $134,311,000 under this Facility but had drawn only $119,391,000. The remainder of the Facility becomes available when construction and delivery payments are made.

TERM LOANS

     In January 2001, the Company obtained a $35,000,000 term loan to partially finance the delivery of a Suezmax newbuilding (see Note 10). The loan was to be repaid in 16 consecutive semi-annual installments, the first four in the amount of $1,670,000 each, and the next 12 in the amount of $1,170,000 each, with a balloon payment in the amount of $14,280,000 due and payable together with the last installment. At December 31, 2001, the outstanding loan balance was $33,330,000 and applicable margin was 1.50%. This loan was refinanced (See Other Financings) on March 27, 2002.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

     On March 1, 2001, the Company obtained a credit facility of $23,000,000 to finance the purchase of three product carriers acquired in February and March 2001. The loan was repaid on August 13, 2001 and two of the three vessels (one vessel was sold in May 2001, see Note 11) were refinanced as part of the Facility described above.

     In April 2001, the Company obtained a $19,000,000 term loan to partially finance the purchase of a 2000 built product carrier delivered on April 25, 2001. The loan was to be repaid in 14 consecutive semi-annual installments, the first four in the amount of $1,250,000 each, and the next 10 in the amount of $750,000 each, with a balloon payment in the amount of $6,500,000 due and payable together with the last installment. At December 31, 2001, the outstanding loan balance was $17,750,000 and the applicable margin was 1.50%. This loan was refinanced (See Other Financings) on March 27, 2002.

     In September 2001, the Company obtained an eight-year $40,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one which was delivered on September 10, 2001 and the other on October 12, 2001. The loan is split into two $20,000,000 tranches. The loan for each tranche is to be repaid beginning three months after the final drawdown in 32 consecutive quarterly installments, the first 20 in the amount of $450,000 each and the next 12 in the amount of $350,000 each, with a balloon payment in the amount of $6,800,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI's ratio of consolidated funded debt to consolidated adjusted EBITDA on a trailing four quarter basis, with the exception of the first six months which is fixed at 1.25%.

     In November 2001, the Company obtained a seven-year $44,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one which was delivered on December 17, 2001 and the other which was delivered on March 26, 2002. The loan is split into two $22,000,000 tranches. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $650,000 and next 16 at $375,000) plus a balloon of $8,200,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00% as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

     The Company has a term loan agreement, secured by 17 vessels, in the original amount of $310,000,000 ("the $310 Facility"), which has a balance of $198,454,000 at December 31, 2001. The loan, which is due October 12, 2005, is being amortized on a quarterly basis (four payments of $10,000,000 and twelve of $6,250,000), plus a balloon of $83,454,000 at maturity. On March 27, 2002, the loan agreement was amended to reduce the three remaining $10,000,000 payments to $6,250,000. As a result of the amendment, the Company's margin was increased by 25 basis points.

OTHER FINANCINGS

     In August 2001, the remaining $4,357,000 of 10.25% Unsecured Senior Notes were repurchased at par.

     On March 27, 2002, the Company entered into an $78,000,000 reducing revolving facility secured by first mortgages on two vessels, shares of an investment and second mortgages of vessels in the $310 Facility. The loan, which matures on March 27, 2007 bears interest at LIBOR plus a margin of 2.75 percent, and requires semi- annual payments of $3,000,000, with the balance being payable with the tenth payment.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 5--LONG-TERM DEBT AND CREDIT ARRANGEMENTS (CONTINUED)

RESTRICTIVE COVENANTS

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of December 31, 2001, the Company was in compliance with its covenants.

MATURITIES

     Aggregate maturities of debt during the next five years from December 31, 2001 are $40,238,000 in 2002, $45,707,000 in 2003, $52,023,000 in 2004,
$145,279,000 in 2005 and $25,575,000 in 2006.

INTEREST RATES

     The interest rate on the 7.00% Convertible Note is fixed. The variable interest rate at December 31, 2001 was LIBOR plus the margin above LIBOR between 1.00% and 1.75%.

INTEREST-RATE SWAPS

     OMI entered into interest-rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2001, the Company has two interest-rate swap transactions with notional amounts of $60,000,000 and $115,000,000 in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005. These transactions have been designated as cash flow hedges and as of December 31, 2001, the Company has recorded a liability of $4,281,000 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income. The Company had one interest-rate swap agreement with a commercial bank at January 1, 2000 which matured in June 2000. The agreement effectively changed the Company's interest- rate exposure on floating rate loans to a fixed rate of 6.98 percent. The differential to be paid or received was recognized as an adjustment to interest expense over the lives of the agreements. The changes in the notional amounts were as follows:

                                                      DECEMBER 31,
                                                   ------------------
                                                     2001      2000
                                                   --------  --------
Notional principal amount, beginning of the year   $     --  $ 10,000
Increase of notional amounts ...................    175,000        --
Reductions of notional amounts .................         --  (10,000)
                                                   --------  --------
Notional principal amount, end of the year......   $175,000  $     --
                                                   ========  ========

     Interest expense pertaining to interest-rate swaps for the years ended December 31, 2001, 2000, and 1999 was $945,000, $32,000 and $296,000,
respectively. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statement of Operations within the next twelve months is not expected to be material.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                                  DECEMBER 31,
                                                      -------------------------------------
                                                            2001                2000
                                                     -----------------    -----------------
                                                     CARRYING    Fair    Carrying    Fair
                                                      VALUE     Value     Value      Value
                                                     --------  -------   --------   -------
Cash and cash equivalents ........................   $ 17,730  $17,730   $ 35,328   $35,328
Notes receivable .................................      6,775    6,775      8,037     8,037
Investments (net of unrealized loss on securities)        673      673        273       273
Marketable securities (net of unrealized gain on
  securities) ....................................      6,218    6,218         --        --
Liability for interest-rate swaps ................      4,281    4,281         --        --
Total debt .......................................    432,554  432,554    316,563   316,563

     The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans. The fair value of interest-rate swaps (used for purposes other than trading) is the estimated amount the Company would pay to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

     During 2000, OMI invested in two business-to-business Internet companies, MarineProvider ASA ("MarineProvider") and SeaLogistics Ltd. ("SeaLogistics"). MarineProvider provides services such as electronic acquisition of bunker and other supplies for ships. SeaLogistics offered on-line chartering and other services to shipowners and charterers. SeaLogistics assets have been sold to LevelSeas Holdings Ltd., ("LevelSeas") for shares in LevelSeas, which also offers on-line chartering and other services to shipowners and charterers. During 2000, OMI recorded a loss on the write down of its investments of $2,435,000. At December 31, 2001, OMI's investment (net of unrealized loss on securities) in MarineProvider and LevelSeas was $673,000. The unrealized loss of these securities, which is charged to Other Comprehensive Income and Stockholders' Equity was $132,000 and $258,000 for the years-ended December 31, 2001 and 2000, respectively.

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

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 8--OPERATING LEASES

     Total rental expense was $9,192,000, $16,929,000 and $16,800,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Leases are for vessels and office space.


     The future minimum rental payments required by year, under operating leases subsequent to December 31, 2001, are as follows:

                         2002...........  $13,435
                         2003...........    9,995
                         2004...........   10,039
                         2005...........   10,014
                         2006...........    9,572
                         Thereafter.....       --
                                          -------
                             Total......  $53,055
                                          =======

     During December 2001, OMI sold a vessel, the SOYANG, which is being chartered back from the purchaser for a period of five years, not including options. The resulting lease is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 will be amortized over the five years. As part of the charter hire agreement, the Company deposited $5,000,000 in escrow ($1,000,000 in Current restricted cash and $4,000,000 in Non-current restricted cash), which is being repaid ratably over the charter period.

     On January 19, 1999, the COLUMBIA, a new double-hulled Suezmax tanker was delivered. The vessel was sold on June 30, 1999 for a loss of $1,992,000 and was then chartered back from the purchaser for a period of three years. The resulting lease is being accounted for as an operating lease. Under the agreement, the Company is responsible for operating expenses and is required to maintain an escrow over the lease term, which commenced September 1999. The escrow (excluding interest accumulated) was $11,000,000 (included in Current restricted cash) as of December 31, 2001 and $10,000,000, (included in Non-Current Restricted Cash) as of December 31, 2000.

     Time charters to third parties of the Company's owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing) to be received subsequent to December 31, 2001 on these time charters are $83,728,000 in 2002, $93,457,000 in 2003, $81,225,000 in 2004, $28,515,000 in
2005, and $9,351,000 in 2006.

NOTE 9--EARLY TERMINATION OF OPERATING LEASE OBLIGATIONS

     During October 2000, the owner of the HARRIET and the ALTA, which were Suezmax tankers time chartered to OMI, gave notice of early termination as permitted under the charters; one vessel was redelivered in January 2001 and the other vessel was redelivered to the owner in March 2001. As provided in the charter hire agreements, the early termination (see Note 11) of these charters resulted in certain accounting adjustments reflected in the fourth quarter 2000 and first quarter 2001 results. Gains recognized upon notice of early termination were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 9--EARLY TERMINATION OF OPERATING LEASE OBLIGATIONS (CONTINUED)

     During 1999, as part of OMI's periodic review, the Company evaluated the forecasted future net cash flows for vessels with lease obligations. The Company determined that one of its lease obligations for vessels exceeded its undiscounted forecasted future net cash flows. The loss was measured by the difference over the remaining lease between the vessel's forecasted cash flows and the future lease payments. It was determined that an impairment loss should be recognized, and a provision of $6,229,000 was recorded in June 1999. The loss was reported as a separate item in the Consolidated Statements of Operations. The liability for the impairment was being amortized to charter hire expense over the remaining term of the lease until notice of early termination of the lease was given. At that time, the unamortized balance was amortized through the time the vessel was returned to its owner.

NOTE 10--ACQUISITIONS OF VESSELS

     During January 2001, a new Suezmax vessel, the SOMJIN, was delivered from the shipyard. Total capitalized costs aggregated approximately $61,511,000.

     During February and March 2001, OMI acquired two 1990 built and one 1989 built product carriers for an aggregate contract price of approximately $41,250,000. OMI issued an aggregate of 2,650,000 shares of common stock during February and March 2001 as partial payment for the vessels.

     During April 2001, OMI acquired one 35,000 deadweight metric ton ("dwt") product carrier built in 2000 for $29,000,000. OMI issued 1,125,000 shares of its common stock to the seller as partial payment. The vessel began a three-year time charter upon delivery.

     During June 2001, OMI purchased two 36,000 dwt crude oil tankers built in 1993 for $21,750,000 each. The vessels are on time charters that continue until May and July 2005. The charterer has three one- year options. The aggregate purchase price of $43,500,000 was paid in cash and stock. The Company issued 2,000,000 shares of common stock as partial payment.

     During September 2001, OMI purchased three product carriers (35,000-37,000 dwt) with approximate capitalized costs aggregating $93,049,000. Two of the vessels began three-year time charters and one vessel began a five-year time charter upon delivery.

     On October 12, 2001, a 2000 built 35,000 dwt product carrier contracted for in September 2001, was delivered for an approximate cost of $30,000,000. The vessel began a five-year time charter upon delivery.

     During November and December 2001, OMI purchased two new product carriers (37,000 dwt) for an aggregate cost of approximately $60,000,000. Both vessels began three-year time charters upon delivery.

     The following table summarizes the acquisitions of vessels during the year ended December 31, 2001:

                                                Date                Capitalized
Vessel                    Type                Acquired                  Cost
-------------------------------------------------------------------------------
SOMJIN                   Suezmax             January 2001           $    61,511
RACER                  Handysize            February 2001                13,238
RADIANCE               Handysize               March 2001                13,952
RAIN                   Handysize               March 2001                14,026
RHONE                  Handysize               April 2001                29,041
BANDAR AYU             Handysize                June 2001                21,827
TANDJUNG AYU           Handysize                June 2001                21,818
CHARENTE               Handysize           September 2001                32,111
MADISON                Handysize           September 2001                30,019
MARNE                  Handysize           September 2001                30,919
TRINITY                Handysize             October 2001                29,815
ASHLEY                 Handysize            November 2001                30,703
OHIO                   Handysize            December 2001                30,104
                                                                    -----------
    Total                                                           $   359,084
                                                                    ===========

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 10--ACQUISITIONS OF VESSELS (CONTINUED)

     During January and March 2002, OMI took delivery of three vessels, which were under construction at December 31, 2001. The aggregate cost of these vessels was approximately $90,000,000 which was partially financed by approximately $60,000,000 in term loans. All three vessels went on three-year charters upon delivery.

NOTE 11--DISPOSAL OF VESSELS

     During December 2001, OMI sold a vessel, the SOYANG, which is being chartered back from the purchaser for a period of five years, not including options. The resulting lease is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 will be amortized over the five years.

     In May 2001, OMI sold one of the 1990 built product carriers purchased in March 2001 for $14,800,000 and recognized a gain on the sale of $635,000.

     In June 2001, the Company sold a 2000 built Suezmax tanker for $64,000,000 and used part of the proceeds to repay debt of $37,700,000. OMI recognized a gain of $17,441,000 from the sale of the vessel.

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

     Gain (loss) on disposal/write down of assets-net consists of the following:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                               2001        2000        1999
                                                              -------   ---------    ---------
Gain (loss) on disposed of assets .........................   $18,076   $(11,051)   $ (17,398)
Gain on early termination of lease obligations (see Note 9)     1,440       3,237           --
Loss on write down of vessels .............................        --     (3,000)     (31,294)
                                                              -------   ---------    ---------
  Total ...................................................   $19,516   $(10,814)   $ (48,692)
                                                              =======   =========    =========

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

     Additionally, during March 2000, OMI wrote down two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to Loss on disposal/write down of assets during the first quarter 2000.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 11--DISPOSAL OF VESSELS (CONTINUED)

     As a result of the current market condition, the Company re- evaluated the carrying value of its remaining vessels against the projected undiscounted cash flows as required, under the provisions of SFAS 121 and concluded that no write downs were necessary as of December 31, 2001.

NOTE 12--FINANCIAL INFORMATION RELATING TO SEGMENTS

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and "dirty" products. The current fleet includes four sizes of vessels; Suezmax, ULCC, Panamax and handysize. In 2000 and 1999, the fleet included one aframax which was sold in March 2000.

     Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels; handymax and handysize vessels.

     The following is a summary of the operations by major operating segments for the three years ended December 31, 2001:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                  2001       2000        1999
                                                                --------   --------    ---------
REVENUES:
  Crude Oil Tanker Fleet ....................................   $127,111   $145,004   $   78,143
  Product Carrier Fleet .....................................     82,353     42,040       37,570
  Other .....................................................        472         --          279
                                                                --------   --------    ---------
      Total .................................................   $209,936   $187,044   $  115,992
                                                                ========   ========    =========
TIME CHARTER EQUIVALENT REVENUES: (1)
  Crude Oil Fleet ...........................................   $105,174   $119,008   $   57,009
  Product Carrier Fleet .....................................     72,558     42,117       33,350
  Other .....................................................          1         --          120
                                                                --------   --------    ---------
      Total .................................................   $177,733   $161,125   $   90,479
                                                                ========   ========    =========
OPERATING INCOME (LOSS):
  Crude Oil Tanker Fleet (2) ................................   $ 74,314   $ 80,146   $ (28,275)
  Product Carrier Fleet (2) .................................     35,328      5,874     (17,697)
                                                                --------   --------    ---------
                                                                 109,642     86,020     (45,972)
  General and administrative expense not allocated to vessels    (8,447)   (10,224)      (8,331)
  Other .....................................................        659      (558)      (1,023)
                                                                --------   --------    ---------
      Total .................................................   $101,854   $ 75,238   $ (55,326)
                                                                ========   ========    =========

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 12--FINANCIAL INFORMATION RELATING TO SEGMENTS (CONTINUED)

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                     2001        2000       1999
                                                    --------   --------    --------
IDENTIFIABLE ASSETS:
  Crude Oil Tanker Fleet .......................   $ 374,843  $ 331,177   $ 234,140
  Product Carrier Fleet ........................     458,782    194,875     192,625
                                                    --------   --------    --------
                                                     833,625    526,052     426,765
  Investments in, and advances to joint ventures         237      5,610      14,218
  Cash and cash equivalents ....................      17,730     35,328       7,381
  Goodwill .....................................          --         --       1,827
  Other ........................................      24,035     24,514      22,224
                                                    --------   --------    --------
    Total ......................................   $ 875,627  $ 591,504   $ 472,415
                                                    ========   ========    ========
CAPITAL EXPENDITURES:
  Crude Oil Tanker Fleet (3) ...................   $ 155,429  $ 100,289   $  58,756
  Product Carrier Fleet (4) ....................     286,323     64,052      45,546
  Other ........................................         135         55         947
                                                    --------   --------    --------
    Total ......................................   $ 441,887  $ 164,396   $ 105,249
                                                    ========   ========    ========
DEPRECIATION AND AMORTIZATION:
  Crude Oil Tanker Fleet .......................   $  17,564  $  10,065   $  13,578
  Product Carrier Fleet ........................      14,793      7,920      11,786
  Other ........................................         331        338         908
                                                    --------   --------    --------
      Total ....................................   $  32,688  $  18,323   $  26,272
                                                    ========   ========    ========
INTEREST EXPENSE:
  Crude Oil Tanker Fleet .......................   $  10,418  $  14,990   $   9,610
  Product Carrier fleet ........................       7,891      8,722       5,884
                                                    --------   --------    --------
                                                      18,309     23,712      15,494
  Other ........................................       2,612      3,548       2,451
                                                    --------   --------    --------
      Total ....................................   $  20,921  $  27,260   $  17,945
                                                    ========   ========    ========

----------

(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income (loss) includes (loss) gain on disposal/write down of assets-net (see below), and provision for loss on lease obligations of $6,229,000 in 1999 crude oil tanker fleet.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                     2001        2000        1999
                                                    -------   ---------    ---------
GAIN (LOSS) ON DISPOSAL/WRITE DOWN OF ASSETS-NET:
CRUDE OIL TANKER FLEET ..........................   $18,881   $   3,253   $ (27,760)
PRODUCT CARRIER FLEET ...........................       635    (14,067)     (20,932)
                                                    -------   ---------    ---------
    TOTAL .......................................   $19,516   $(10,814)   $ (48,692)
                                                    =======   =========    =========

----------

(3) Includes progress payments and capitalized interest aggregating $49,849,000 in 2001, $0 in 2000 and $58,539,000 in 1999.

(4) Includes progress payments and capitalized interest aggregating $31,982,000 in 2001, $2,905,000 in 2000 and $45,209,000 in 1999 for
     newbuildings.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 12--FINANCIAL INFORMATION RELATING TO SEGMENTS (CONTINUED)

     For the year ended December 31, 2000 voyage revenues include revenue from major customers other than from joint ventures pools, (see Note 4) aggregating $43,960,000 or 12 percent of Consolidated Revenue from Sun International Limited and 12 percent from Star Tankers Inc. for the year ended December 31, 2000. There were no charterers that were considered to be major customers in 2001 and 1999.

Note 13--SAVINGS PLAN

     The Company has a 401(k) Plan (the "Plan") which is available to full-time employees who meet the Plan's eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 2001, 2000 and 1999. The Company may elect to make additional contributions to the Plan at the discretion of the Company's Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

     The following is a summary of Company contributions to these Plans for the three years ended December 31, 2001:

                         2001  2000   1999
                         ----  ----   ----
401 (k) Plan..........   $428  $340   $261
Executive Savings Plan     97   183    106
                         ----  ----   ----
    Total.............   $525  $523   $367
                         ====  ====   ====

NOTE 14--STOCK OPTION PLAN

     The stockholders approved the 1998 Stock Option Plan ("The Plan") on May 19, 1998. The Plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company's common shares. The total number of shares that may be awarded under the Plan are 2,500,000 not including the replacement options described in the next sentence.

     Effective June 17, 1998, 855,243 options were granted to officers and employees to replace options they held in Old OMI and have the same vesting provisions and expiration dates as those Old OMI options forfeited. Option prices at the date of grant represent the option prices at which options were originally granted by Old OMI to officers and employees reduced by the estimated fair value per share of Old OMI's domestic business. In 1999, the Company issued 10,000 options at $3.25 per share, which had a fair value of $1.46 per share when issued. In 2000, the Company granted 394,000 options at $1.50; 30,000 options at $4.630; 400,000 options at $4.938; 750,000 options at $5.125 and
55,500 options at $5.75. The 2000 options had a weighted average fair value of $2.31 when issued. In 2001, the Company granted 17,000 options at $5.75, which is also the weighted average fair value for the options granted.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 14--STOCK OPTION PLAN (CONTINUED)

     The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2001:

(in whole numbers, not thousands)

                                 Number of  Weighted Average
                                  Options    Exercise Price
                                 ---------  ----------------
Outstanding, January 1, 1999..     975,243       $5.43
  Granted ....................      10,000        3.25
  Exercised ..................          --          --
  Forfeited ..................    (27,667)        4.87
  Expired ....................    (82,666)        7.81
                                 ---------
Outstanding, December 31, 1999     874,910        5.20
  Granted ....................   1,629,500        4.21
  Exercised ..................   (320,340)        4.46
  Forfeited ..................    (30,000)        6.67
  Expired ....................     (2,668)        5.20
                                 ---------
Outstanding, December 31, 2000   2,151,402        4.56
  Granted ....................      17,000        5.75
  Exercised ..................   (122,167)        3.81
  Forfeited ..................          --          --
  Expired                               --          --
                                 ---------
Outstanding, December 31, 2001   2,046,235        4.61
                                 =========

     The following table summarizes information about stock options outstanding as of December 31, 2001:

(in whole numbers, not thousands)

                                           Options Outstanding                         Options Exercisable
                           --------------------------------------------------   ----------------------------------
                           December 31, 2001     Weighted    Weighted Average   December 31, 2001      Weighted
Range of                       Number of         Average         Remaining          Number of          Average
Exercise Prices                 Options       Exercise Price Contractual Life  Options Exercisable  Exercise Price
 ------------------------   ----------------   -------------  ---------------   ------------------   -------------
$ 1.50  -- 3.39 .........            351,000           $1.60             3.93              351,000           $1.60
  4.015 -- 4.9375........            480,000            4.31             5.62              417,986            4.22
  5.125 -- 5.75..........          1,085,235            5.18             3.70              879,440            5.19
  6.42  -- 6.67..........            100,000            6.65             6.15              100,000            6.65
  8.95  .................             30,000            8.95             6.41               30,000            8.95
                                   ---------                                             ---------
    Total ...............          2,046,235            4.61             4.35            1,778,426            4.40
                                   =========                                             =========

     As of December 31, 2000, there were 1,524,736 options exercisable at a weighted average price of $4.17. As of December 31, 1999, there were 874,910 options exercisable at a weighted average price of $5.20.

     Proceeds received from the exercise of the options are credited to the capital accounts.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 14--STOCK OPTION PLAN (CONTINUED)

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 2001, 2000 and 1999, would have been stated at the pro forma amounts indicated below:

                     2001     2000      1999
                    -------  ------- ---------
Net income (loss):
  As reported.....  $82,344  $53,085 $(80,305)
  Pro forma.......   81,612   50,654  (80,461)

(in whole numbers, not thousands)

                                                   2001   2001     2000   2000      1999     1999
                                                     As    Pro       As    Pro        As      Pro
                                               Reported  Forma Reported  Forma  Reported    Forma
                                               --------  ----- --------  -----  --------  -------
Basic earnings (loss) per share:
  Net income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle ....................  $   1.22  $1.21 $   0.94  $0.89  $ (1.94)  $(1.94)
  Extraordinary loss ........................        --     --       --     --    (0.03)   (0.03)
  Cumulative effect of change in accounting
    principle ...............................        --     --       --     --      0.07     0.07
                                               --------  ----- --------  -----  --------  -------
Net income (loss) per share .................  $   1.22  $1.21 $   0.94  $0.89  $ (1.90)  $(1.90)
                                               ========  ===== ========  =====  ========  =======

Diluted earnings (loss) per share:
  Net income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principle ....................  $   1.21  $1.20 $   0.93  $0.89  $ (1.94)  $(1.94)
  Extraordinary loss ........................        --     --       --     --    (0.03)   (0.03)
  Cumulative effect of change in accounting
    principle ...............................        --     --       --     --      0.07     0.07
                                               --------  ----- --------  -----  --------  -------
Net income (loss) per share .................  $   1.21  $1.20 $   0.93  $0.89  $ (1.90)  $(1.90)
                                               ========  ===== ========  =====  ========  =======

     The fair value of options granted under the Company's stock option plans during 2001, 2000 and 1999, was estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 71 percent in 2001, 65 percent in 2000 and 40 percent in 1999, risk free average interest rates of
4.40 percent in 2001, 5.75 percent in 2000, 6.13 percent in 1999, and expected lives ranging from one to five years.

     See Note 15 regarding "Change in Control".

  COMPENSATORY OPTIONS

     During the year ended December 31, 2000, in accordance with APB No. 25, the Company recorded compensation expense of $832,000 relating to stock options, which were accounted for using variable plan accounting. There was no compensation expense related to stock options for the years ended December 31, 2001 and December 31, 1999. The 2000 compensation expense is recorded in general and administrative expense in the Consolidated Statements of Operations.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 14--STOCK OPTION PLAN (CONTINUED)

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

     Performance units relating to years 2001 and 2002 aggregating 400,000 units were converted to stock options at a grant price of $4.94, which was the market price of OMI common stock at the grant date. A cash bonus for the number of units times the grant price of $4.94 for 2001 performance units will be payable in the first quarter of 2002 and for the 2002 units, a cash bonus will be paid in the first quarter of 2003. Stock options relating to 2001 performance units vest January 1, 2002 and expire January 1, 2007. Stock options relating to 2002 performance units vest January 1, 2003 and expire January 1, 2008. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date.

     As of December 31, 2000, capital surplus was credited $970,000 for adjustments to record 2000 compensation expense and deferred compensation relating to the above option plan at OMI's stock price at December 31, 2000.

     As of December 31, 2001, capital surplus was debited for $481,000 relating to the current years adjustment and deferred compensation relating to the above option plan at OMI's stock price at December 31, 2001. At December 31, 2001, the balance in deferred compensation relating to options was zero, resulting from the option prices being below OMI's stock price at that date.

NOTE 15--EMPLOYMENT AGREEMENTS

     OMI has employment agreements with all of its executive officers which provide for an annual base salary and a performance incentive bonus. The base salary is the amount paid in the previous year plus any raise granted by the OMI Board. Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provide that if the employee (i) is terminated without cause, (ii) voluntarily terminates his employment within 90 days of a relocation following a Change in Control or reduction in compensation or responsibilities, or (iii) is disabled, such employee will continue to receive base salary and other benefits for a period of two years. In addition, in the event of a Change in Control (as defined in the relevant agreement) and if any such employee's employment is terminated without cause (other than for reasons of disability) within two years of such a Change in Control, then OMI will pay such employee an amount equal to the incentive bonus paid during the previous twelve months and an amount equal to three times the sum of his then current base salary and that incentive bonus. For certain of the Company's executive officers, the incentive bonus is equal to 150 percent of the executive's annual salary in effect at the time of the Change in Control.

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 16--STOCKHOLDERS' EQUITY

  RESTRICTED STOCK

     On July 2, 2001, OMI awarded 900,000 shares of restricted stock to executive officers and directors for a total value at the date of grant of $5,121,000. Of the 900,000 shares, restrictions lapse for 25 percent at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at an individual's retirement date (if the executive officer or director remains with the Company for at least five years from the date of grant). Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders' Equity and subsequently amortized to expense over the appropriate restriction period using pro rata vesting. Compensation expense was $510,000 for the year- ended December 31, 2001.

  TREASURY STOCK

     On August 4, 1998, the Board of Directors approved a plan to repurchase up to 10 percent of the outstanding shares of the Company's common stock. As of December 31, 2001, 2,076,700 shares have been repurchased.

     During March 1999, OMI issued 47,408 shares of the Company's treasury stock to Directors in lieu of $206,000 in cash for fees.

     On March 31, 2001 the Board of Directors resolved to retire 2,028,000 shares of treasury stock aggregating $8,834,000.

  STOCKHOLDERS' RIGHTS PLAN

     On November 19, 1998, the Board of Directors approved the adoption of a stockholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the "Common Stock") of the Company, to stockholders of record at the close of business on December 1, 1998. Each Right entitles the record holder to purchase from the Company one hundred- thousandth of a share of the Company's Series A Participating Preferred Stock, $1.00 par value at a price of $25.00 (the "Purchase Price"), subject to adjustment in certain circumstances.

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

                        OMI CORPORATION AND SUBSIDIARIES

                     (All tabular amounts are in thousands)

NOTE 17--COMMITMENTS AND CONTINGENCIES

     During 2000 and 2001, OMI contracted to build four 47,000 dwt product carriers for approximately $116,960,000. Two of the vessels were delivered in the first quarter of 2002 and the other two are scheduled for delivery in the first quarter of 2003. All four vessels have three-year time charters upon delivery and are financed at 65%. At December 31, 2001, approximately $93,837,000 is scheduled to be paid to the shipyard over the next two years ($52,726,000 in 2002 and $41,111,000 in 2003).

     During 2001, OMI contracted to build two 70,100 dwt product carriers for approximately $73,436,000. The vessels are scheduled for delivery in the second quarter and third quarter of 2003 and are financed at 65%. At December 31, 2001, approximately $66,094,000 is scheduled to be paid to the shipyard over the next two years ($11,016,000 in 2002 and $55,078,000 in 2003).

     During 2001, OMI purchased the construction contract to build a 37,000 dwt product carrier for approximately $30,000,000. The vessel was delivered in March 2002 and approximately $27,000,000 was paid at delivery. The vessel was financed for $22,000,000.

     During 2001, OMI purchased the construction contract to build two 157,000 dwt Suezmax vessels for approximately $107,600,000. The vessels are scheduled for delivery in September and October 2002 and are financed at 65%. At December 31, 2001, approximately $60,657,000 is scheduled to be paid in 2002.

     The Company is cooperating with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company recently received a subpoena requesting information with respect to other vessels in its fleet. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     The Company has guaranteed a minimum resale or residual value for a vessel that is leased until June 2002. At December 31, 2001, the impact of the guarantee is not expected to be material.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OMI Corporation:

We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
New York, New York

February 8, 2002, except for Note 5 as to which the date is March 27, 2002.

ITEM 8.  SUPPLEMENTARY DATA

                   QUARTERLY RESULTS OR OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              2001 Quarter Ended                        2000 Quarter Ended
                                   ---------------------------------------   ---------------------------------------
                                   March 31   June 30   Sept. 30   Dec. 31   March 31   June 30   Sept. 30   Dec. 31
                                   --------   -------   --------   -------   --------   -------   --------   -------
Revenues                            $60,045   $55,835    $45,203   $48,853    $30,816   $36,384    $54,855   $64,989
Operating (loss) income              33,610    44,311     12,790    11,143     (5,571)   14,032     27,856    38,921
Net (loss) income                   $28,378   $39,645    $ 7,564   $ 6,757    $(9,970)  $ 9,328    $22,375   $31,352

====================================================================================================================

Basic Earnings (Loss)
  Per Common Share:
    Net income (loss) (1)           $  0.46   $  0.59    $  0.11   $  0.10    $ (0.21)  $  0.16    $  0.38   $  0.53
                                    =======   =======    =======   =======    =======   =======    =======   =======
Weighted average number of
  shares of common stock
  outstanding-basic                  62,182    67,287     70,244    70,248     48,124    57,594     59,211    59,331
                                    =======   =======    =======   =======    =======   =======    =======   =======
Diluted Earnings (Loss)
  Per Common Share:
    Net income (loss) (1)           $  0.45   $  0.58    $  0.11   $  0.10    $ (0.21)  $  0.16    $  0.38   $  0.52
                                    =======   =======    =======   =======    =======   =======    =======   =======
Weighted average number of
  shares of common stock
  outstanding-diluted                62,899    67,831     70,504    70,447     48,124    57,777     59,520    59,923
                                    =======   =======    =======   =======    =======   =======    =======   =======

----------

(1)  EARNINGS PER SHARE ARE BASED ON STAND-ALONE QUARTERS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI CORPORATION

     Pursuant to General Instruction G(3) the information regarding directors called for by this item is hereby incorporated by reference from OMI's Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of
Part I of this Form 10- K Annual Report.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial statements as indicated in the index is set forth on page
          33.

     2.   Financial Statement Schedules

                    None.

     3.   The index to Exhibits is on page 64.

(b)  Reports on Form 8-K:

                    None.

                                         EXHIBITS

Number        Incorporated by Reference to                       Description of Exhibit
------   --------------------------------------   --------------------------------------------------
 3(i)    Registration Statement on Form S-1       Articles of Association of OMI
         (No. 333-52771) Filed May 15, 1998

 3(ii)   Registration Statement on Form S-1       By-laws
         (No. 333-52771) Filed May 15, 1998

 4.1     Registration Statement on Form S-3       Registration of 6,299,998 shares of common stock
         (No. 333-30230) Filed February 11, 2000  sold in a private placement

 4.2     Registration Statement on Form S-3       Registration of 9,583,000 shares of common stock
         (No. 333-33424) Filed March 28, 2000     sold in a private placement

 4.3      Form 8A Filed December 14, 1998          Registration Statement of Preferred Stock Purchase
                                                  Rights

 4.4     Registration Statement on Form S-3       Registration of 1,500,000 of common stock sold in a
         (No. 333-41468) Filed July 14, 2000      private placement

 4.5     Registration Statement on Form S-3       Registration of 6,699,143 shares of common stock
         (No. 333-55308) Filed February 9, 2001   sold in two private placements

 4.6     Registration Statement on Form S-3       Registration of 1,125,000 shares of common stock
         (No. 333-57346) Filed March 21, 2001     sold in a private placement

 4.7     Registration Statement on Form S-3       Registration of 2,000,000 shares of common stock
         (No. 333-61188) Filed May 18, 2001       sold in a private placement

 4.8     Registration Statement on Form S-3       Registration of 7,038,796 shares of common stock to
         (No. 333-84514) Filed March 19, 2002     be sold

 4.9     Registration Statement on Form S-8       OMI Corporation 401(K) Retirement Savings Plan (1)
         (No. 333-72458) Filed October 30, 2001

 4.10    Registration Statement on Form S-8       2001 Restricted Stock Plan (1)
         (No. 333-72456) Filed October 30, 2001

 4.11     Registration Statement on Form S-8       OMI Corporation Executive Savings Plan (1)
         (No. 333-72460) Filed October 30, 2001

10.1     Registration Statement on Form S-1       Form of Common Stock Certificate
         (No. 333-52771) Filed May 15, 1998

10.2     Registration Statement on Form S-1       OMI Corporation Stock Option Plan (1)
         (No. 333-52771) Filed May 15, 1998

10.3     Form S-8 Filed June 17, 1998             Employee Benefit Plan Registration Statement (1)


10.4     Form 10-Q Filed August 13, 2001          Amended Form of Employment Agreements for
                                                  Senior Executives (1)

10.5     Form 10-Q Filed August 13, 2001          2001 Restricted Stock Plan (1)

10.6     Form 10-Q Filed August 13, 2001          2001 Incentive Bonus Plan (1)

21       Subsidiaries of the Company


----------

(1)  Denotes compensation plan and /or agreement

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OMI CORPORATION

                                         By: /s/ Craig H. Stevenson, Jr.
                                         ---------------------------------------
                                                CRAIG H. STEVENSON, JR.,
                                         CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                CHIEF EXECUTIVE OFFICER
                                                     MARCH 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                         Title                                  Date
       ---------                         -----                                  ----

  Craig H. Stevenson, Jr.   Chief Executive Officer and Director            March 29, 2002
-------------------------     (principal executive officer)
  CRAIG-H. STEVENSON, JR.


  Robert Bugbee              President and Director                         March 29, 2002
 ------------------------
  ROBERT BUGBEE


  Michael Klebanoff
 ------------------------   Director                                        March 29, 2002
  MICHAEL KLEBANOFF


  James N. Hood             Director                                        March 29, 2002
 ------------------------
  JAMES N. HOOD


  Edward Spiegel
 ------------------------   Director                                        March 29, 2002
  EDWARD SPIEGEL


  Donald C. Trauscht        Director                                        March 29, 2002
 ------------------------
  DONALD C. TRAUSCHT


  Kathleen C. Haines        Senior Vice President, Chief                    March 29, 2002
 ------------------------     Financial Officer, Treasurer and
  KATHLEEN C. HAINES          Chief Accounting Officer
                              (principal financial and accounting officer)