Form 10-Q
period 2002-03-31
OMI CORP/M I
filed 2002-05-15
CIK 1061571

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

                  For the quarterly period ended MARCH 31, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the period from __________ to __________


                             COMMISSION FILE NUMBER
                             ----------------------
                                    001-14135


                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       MARSHALL ISLANDS                                           52-2098714
 ----------------------------                                -------------------
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)


ONE STATION PLACE, STAMFORD, CT                                        06902
------------------------------                                        ----------
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


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MAY 15, 2002:

            Common Stock, par value $0.50 per share 70,279,164 shares

================================================================================

                        OMI CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of
           Operations (unaudited) for the three months ended
           March 31, 2002 and 2001 ........................................   3

         Condensed Consolidated Balance Sheets-
           March 31, 2002 (unaudited) and December 31, 2001 ...............   4

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity for the year ended December 31, 2001 and the
           (unaudited) three months ended March 31, 2002 ..................   5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2002 and 2001 .............   6

         Notes to Condensed Consolidated Financial
           Statements (unaudited) .........................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................  15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ......................................................  34

PART II: OTHER INFORMATION ................................................  35

SIGNATURES ................................................................  36

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                      -------------------------
                                                        2002             2001
                                                      --------         --------
Revenues .....................................        $ 44,346         $ 60,045
                                                      --------         --------
Operating Expenses:
   Voyage ....................................           8,011            6,603
   Vessel ....................................          13,716            8,677
   Charter hire ..............................           3,628            2,663
   Depreciation and amortization .............          10,148            7,224
   General and administration ................           3,286            2,708
   Loss (gain) on disposal/write down
     of assets-net ...........................             289           (1,440)
                                                      --------         --------
     Total operating expenses ................          39,078           26,435
                                                      --------         --------
Operating income .............................           5,268           33,610
                                                      --------         --------

Other(Expense)Income:
   Gain on disposal of investments ...........             103             --
   Interest expense ..........................          (5,489)          (6,333)
   Interest income ...........................             188              616
   Other-net .................................            --                280
                                                      --------         --------
     Net other expense .......................          (5,198)          (5,437)
                                                      --------         --------

Income before income taxes and
   equity in operations of joint ventures ....              70           28,173
Benefit for income taxes .....................             307             --
                                                      --------         --------
Income before equity in
   operations of joint ventures ..............             377           28,173
Equity in operations of joint ventures .......            --                205
                                                      --------         --------

Net income ...................................        $    377         $ 28,378
                                                      ========         ========

Basic earnings per share .....................        $   0.01         $   0.46

Diluted earnings per share ...................        $   0.01         $   0.45


See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                       --------     ------------
                                                      (UNAUDITED)

ASSETS
Current Assets:
   Cash, including cash equivalents:
     2002-$15,612; 2001-$15,168 .................      $ 20,592      $ 17,730
   Marketable securities ........................         3,951         6,218
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $1,098 in 2002 and
       $1,622 in 2001 ...........................        14,239        14,052
     Other ......................................           561         1,549
   Current notes receivable .....................         7,270         6,775
   Current restricted cash ......................        12,925        13,120
   Prepaid expenses and other current assets ....         5,946         5,316
   Vessel to be disposed of .....................         9,009          --
                                                       --------      --------
         Total Current Assets ...................        74,493        64,760
                                                       --------      --------

Vessels and other property, at cost .............       856,467       781,895
Construction in progress ........................        64,297        84,736
                                                       --------      --------
   Total vessels and other property .............       920,764       866,631
Less accumulated depreciation ...................        79,486        76,865
                                                       --------      --------
         Vessels and other property-net .........       841,278       789,766
                                                       --------      --------

Drydock costs ...................................         4,771         5,743

Non-current restricted cash .....................         3,750         4,000
Other assets and deferred charges ...............        11,311        11,358
                                                       --------      --------
         Total Assets ...........................      $935,603      $875,627
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .............................      $  6,714      $  8,842
   Accrued liabilities:
     Deferred charter hire revenue ..............         7,630         5,981
     Voyage and vessel ..........................         3,738         4,590
     Interest ...................................         3,445         3,731
     Other ......................................         4,340         5,859
   Deferred income taxes payable ................           535          --
   Deferred gain on sale of vessel ..............           971           971
   Current portion of long-term debt ............        58,843        40,238
                                                       --------      --------
         Total Current Liabilities ..............        86,216        70,212
                                                       --------      --------

   Long-term debt ...............................       436,705       392,316
   Other liabilities ............................         5,317         7,441
   Deferred gain on sale of vessels .............         3,599         3,842
   Stockholders' equity .........................       403,766       401,816
                                                       --------      --------
         Total Liabilities & Stockholders' Equity      $935,603      $875,627
                                                       ========      ========

See notes to condensed consolidated financial statements

                                                  OMI CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE (UNAUDITED)
                                                  THREE MONTHS ENDED MARCH 31, 2002
                                                           (IN THOUSANDS)
                                                                                                     Accumulated
                                                                       Unearned                         Other     Compre-   Total
                                  Common Stock             Retained  Compensation            Deferred   Compre-   hensive   Stock-
                                 --------------  Capital   Earnings   Restricted   Treasury   Compen-   hensive    Income   holders'
                                 Shares  Amount  Surplus   (Deficit)    Stock        Stock    sation     Income    (Loss)   Equity
                                 ------ -------  --------  --------- ------------  --------  -------- ----------- -------- ---------
Balance at January 1, 2001 ..... 61,424 $30,712  $243,445  $ (9,881)      --       $(8,834)   $(481)   $  (258)            $254,703

Comprehensive income:
   Net income ..................                             82,344                                               $82,344    82,344
   Unrealized gain on securities                                                                           262        262       262
   Other comprehensive loss ....                                                                        (4,281)    (4,281)   (4,281)
                                                                                                                  -------
Comprehensive income ...........                                                                                  $78,325
                                                                                                                  =======

Amortization of deferred
   Compensation ................                     (481)                                      481                            --
Exercise of stock options ......    122      61       401                                                                       462
Issuance of common stock .......  9,830   4,915    62,901                                                                    67,816
Issuance of restricted stock
  awards .......................    900     450     4,671              $(5,121)                                                --
Retirement of treasury stock ... (2,028) (1,014)   (7,820)                           8,834
Amortization of restricted
  stock awards .................                                           510                                                  510
                                 ------ -------  --------  --------   --------     -------    -----    -------             --------
Balance at December 31, 2001 ... 70,248  35,124   303,117    72,463     (4,611)       --       --       (4,277)             401,816

Comprehensive income:
   Net income ..................                                377                                               $   377       377
   Unrealized gain on securities                                                                             1          1         1
   Other comprehensive income ..                                                                         1,317      1,317     1,317
                                                                                                                  -------
Comprehensive income ...........                                                                                  $ 1,695
                                                                                                                  =======

Amortization of restricted stock
   awards ......................                                           255                                                  255
                                 ------ -------  --------  --------   --------     -------    -----    -------             --------
Balance at March 31, 2002 ...... 70,248 $35,124  $303,117  $ 72,840   $ (4,356)       --       --      $(2,959)            $403,766
                                 ====== =======  ========  ========   ========     =======    =====    =======             ========

See notes to condensed consolidated financial statements

                                  OMI CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                        ---------------------------
                                                                          2002              2001
                                                                        ---------         ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income .........................................................    $     377         $  28,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................................       10,148             7,224
      Amortization of lease reserve ................................         --                (231)
      Amortization of deferred gain on sale of vessel ..............         (243)             (788)
      Amortization of deferred compensation ........................         --                  86
      Amortization of restricted stock awards ......................          255              --
      Loss (gain) on disposal/write down of assets-net .............          289            (1,440)
      Gain on disposal of investments ..............................         (103)             --
      Decrease in deferred income taxes ............................         (307)             --
      Equity in operations of joint ventures-
        net of dividends received ..................................         --               2,128
      Changes in assets and liabilities:
        (Increase) decrease in receivables and other
          current assets ...........................................         (146)            6,380
        Decrease (increase) in other assets and deferred charges ...          855              (260)
        Decrease in accounts payable and accrued liabilities .......       (3,136)           (1,123)
        Increase in other liabilities ..............................         --                  54
        Other ......................................................           95            (1,020)
                                                                        ---------         ---------
Net cash provided by operating activities ..........................        8,084            39,388
                                                                        ---------         ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property ..........................      (69,981)          (92,269)
  Investment in joint ventures-net .................................         --                 916
  Proceeds from notes receivable ...................................         --                 575
  Proceeds from (payments for) investments-net .....................        2,339              (533)
  Escrow of funds ..................................................          249              (500)
                                                                        ---------         ---------
Net cash used by investing activities ..............................      (67,393)          (91,811)
                                                                        ---------         ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of debt .....................................      125,929            58,000
Payments on debt ...................................................      (62,934)          (10,283)
Proceeds from issuance of common stock-net .........................         --              (1,227)
Payments for debt issue costs ......................................         (824)             (309)
                                                                        ---------         ---------
Net cash provided by financing activities ..........................       62,171            46,181
                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents ...............        2,862            (6,242)
Cash and cash equivalents at beginning of year .....................       17,730            35,328
                                                                        ---------         ---------
Cash and cash equivalents at end of period .........................    $  20,592         $  29,086
                                                                        =========         =========

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

     The condensed consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

     OMI, a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company is a successor to Universal Bulk Carriers, Inc. ("UBC"), a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation "MTC") through a tax-free distribution ("Distribution") to Old OMI shareholders of one share of UBC common stock for each share of Old OMI common stock. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     RECLASSIFICATIONS--Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income as previously reported.

     NEWLY ISSUED ACCOUNTING STANDARDS--The Financial Accounting Standards Board "FASB" recently issued four Statements of Financial Accounting Standards ("SFAS"), which are summarized as follows:

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets as of March 31, 2002 and therefore there was no impact on the financial statements.

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

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

     During 2002, FASB issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practices. This Statement is effective for fiscal years beginning after May 15, 2002. Since this new Statement was issued to clarify and simplify existing pronouncements there is no effect on the Company's financial statements.

     DERIVATIVES AND HEDGING ACTIVITIES--The Financial Accounting Standards Board issued SFAS 133 as amended, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001.

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

     As of March 31, 2002, the Company has interest rate swaps and Future Rate Agreements ("FRA's") to effectively convert a portion of its debt from a floating to fixed-rate basis. The swaps and FRA's are designated as cash flow hedges. These swaps and FRA's were completely effective and therefore no ineffectiveness was recorded in the Consolidated Statements of Operations.


NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

As of March 31, 2002 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
  variable rates of the London Interbank Offering
  Rate ("LIBOR")(1) (2)...........................................      $494,223
7.00% Convertible Note due 2004...................................         1,325
                                                                        --------
             Total................................................       495,548
             Less current portion of long-term debt...............        58,843
                                                                        --------
Long-term debt....................................................      $436,705
                                                                        ========

----------

(1) Rates at March 31, 2002 ranged from 2.8631 percent to 6.3675 percent (including margins).

(2) OMI has secured interest rate swaps that fix $105,000,000 of variable rate debt at 4.86% for three years and $60,000,000 at 4.77% for four years (excluding margins), and $95,289,000 by FRA's with interest rates within a range of 2.355% to 2.50% (excluding margins) until December 2002.

2002 Financing Transactions

     The Company has a term loan agreement, secured by 17 vessels, in the original amount of $310,000,000 facility (the "$310 Facility"), which has a balance of $188,454,000 at March 31, 2002. In March 2002, this Facility was amended to reduce the three remaining 2002 quarterly payments from $10,000,000 to $6,250,000 which increased the balloon payment by $11,250,000. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6,051,000 as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91,683,000. As a result of the amendment, the Company's margin on this facility was increased by 25 basis points.

     On March 27, 2002, the Company entered into a $78,000,000 reducing revolving liquidity facility secured by first mortgages on two vessels, an investment and second mortgages on 17 vessels. The loan, which matures on March 27, 2007, bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3,000,000, with the balance being payable with the tenth payment. As of March 31, 2002, $65,000,000 has been drawn down on this facility.

     In November 2001, the Company obtained a seven-year $44,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22,000,000 tranches. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $650,000 and next 16 at $375,000) plus a balloon of $8,200,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

Reducing Revolving Facility

     On July 27, 2001, OMI closed on a six year $348,000,000 reducing revolving credit facility (the "$348 Facility"), which was reduced to $329,000,000 when the Company elected not to exercise its option on a newbuilding. The Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments, and final payments at delivery on eleven newbuilding vessels with deliveries scheduled through the third quarter of 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount under the Facility. The Facility includes interest rate margins based on a pricing ratio grid (currently 1.75% over LIBOR). The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7,180,000 per quarter until July 27, 2007 at which time the entire Facility is due. At March 31, 2002, the Company had drawn $158,320,000. The remainder of the Facility becomes available when construction and delivery payments are made. During the three months ended March 31, 2002 OMI drew an aggregate of $38,929,000 for the acquisition of two newbuildings delivered in January and March 2002.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of March 31, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of March 31, 2002, the Company had two interest-rate swap transactions with notional amounts of $60,000,000 and $105,000,000 in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005. These transactions have been designated as cash flow hedges and as of March 31, 2002, the Company has recorded a liability of $2,999,000 related to the fair market value of these hedges and a charge correspondingly to Accumulated other comprehensive income.

Future Rate Agreements

     In February 2002, OMI entered into five FRAs, which match five loan tranches in the $348 Facility, for an aggregate notional value of $95,289,000. The FRAs fix the interest rate before margins on these tranches within a range of 2.355% to 2.50% until December 2002. The Company has recorded an asset of $35,000 representing an adjustment to the fair market value of this hedge and a credit correspondingly to Accumulated other comprehensive income.

NOTE 3 - EARNINGS PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

                                                   FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                   --------------------
   (in thousands, except per share amounts)         2002          2001
                                                   ------        ------
BASIC EARNINGS PER SHARE:
   Weighted average common shares
   outstanding ............................        70,248        62,182
                                                   ======        ======

DILUTED EARNINGS PER SHARE:
   Weighted average common shares
      outstanding .........................        70,248        62,182
   Options ................................           193           457
   7% Convertible notes ...................          --            --
                                                   ------        ------
Weighted average common shares
      Outstanding-diluted .................        70,441        62,639
                                                   ======        ======

BASIC EARNINGS PER SHARE:
   Net income .............................        $ 0.01        $ 0.46
                                                   ======        ======

DILUTED EARNINGS PER SHARE:
   Net income .............................        $ 0.01        $ 0.45
                                                   ======        ======

     The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001 because the average price of OMI's stock was less than the stock conversion price of $7.375.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 2002 and 2001 interest paid totaled approximately $5,640,000 and $6,483,000, respectively.


NOTE 5 - ACQUISITIONS

     During January and March 2002, OMI acquired two handymax product carriers contracted from the same shipyard. As of March 31, 2002, total capitalized costs for both vessels aggregated approximately $58,942,000. The vessels have been partially financed by the $348 Facility (see Note 2) and began three-year time charters upon delivery.

     During March 2002, the Company acquired one handysize product carrier. As of March 31, 2002, total capitalized costs for the vessel aggregated approximately $30,030,000 for which $22,000,000 was financed (see Note 2). The vessel began a three-year time charter upon delivery.


NOTE 6 - DISPOSAL OF VESSELS

     In February 2002, OMI contracted to sell a 1988 built product carrier for $9,100,000 and recognized a charge of $302,000 on the income statement representing the write down to the vessel's net realizable value. The vessel was delivered to its new owners on April 4, 2002.


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

     The following is a summary of the operations by major operating segments for the three months ended March 31, 2002 and March 31, 2001:

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                       -------------------------
(in thousands)                                                           2002             2001
                                                                       --------         --------
TOTAL REVENUES:
   Crude Oil Tanker Fleet .....................................        $ 19,696         $ 43,654
   Product Carrier Fleet ......................................          24,650           16,315
   Other ......................................................            --                 76
                                                                       --------         --------
      Total ...................................................        $ 44,346         $ 60,045
                                                                       ========         ========
TIME CHARTER EQUIVALENT REVENUES: (1)
   Crude Oil Tanker Fleet .....................................        $ 13,730         $ 37,689
   Product Carrier Fleet ......................................          22,605           15,688
   Other ......................................................            --                 65
                                                                       --------         --------
      Total ...................................................        $ 36,335         $ 53,442
                                                                       ========         ========

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
  IN OPERATIONS OF JOINT VENTURES:
   Crude Oil Tanker Fleet...................................(2)        $ (2,171)        $ 23,326
   Product Carrier Fleet....................................(2)           5,054            6,384
   General and administrative expense
      not allocated to vessels ................................          (2,326)          (1,636)
   Other ......................................................            (487)              99
                                                                       --------         --------
      Total ...................................................        $     70         $ 28,173
                                                                       ========         ========

----------

(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income includes Loss (gain) on disposal/write down of assets-net see below:

                                                          FOR THE THREE MONTHS
                                                            ENDED March 31,
                                                        -----------------------
(in thousands)                                            2002            2001
                                                        -------         -------
Crude Oil Tanker Fleet .........................        $  --           $(1,440)
Product Carrier Fleet ..........................            302            --
Other ..........................................            (13)           --
                                                        -------         -------
Loss (gain) on disposal/write down of assets-net        $   289         $(1,440)
                                                        =======         =======

     During the three months ended March 31, 2002 and 2001, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.


NOTE 8 - TAX MATTERS

        The income tax benefit of $307,000 for the three months ended March 31, 2002 represented the reversal of tax accruals pertaining to certain tax years prior to the spin off date of June 17, 1998.

     At March 31, 2002, OMI reclassified $535,000 of the reserve for deferred income taxes to current liabilities. This amount represents the settlement to be paid relating to prior tax years which have closed.

     OMI is a Marshall Islands Corporation (see Note 1). Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's operations prospectively will not be subject to income taxes in the United States (other than adjustments to previously reported amounts). The remaining reserve in deferred income taxes at March 31, 2002 was $2,258,000.


NOTE 9 - OTHER COMMITMENTS AND CONTINGENCIES

Contracts to Purchase Vessels

     During June 2001, OMI agreed to have constructed two 70,100 deadweight metric tons ("dwt") product carriers for $36,718,000 each, which are expected to be delivered in April and July of 2003. At March 31, 2002, approximately $66,094,000 is scheduled to be paid to the shipyard in the next two years (11,016,000 in 2002 and $55,078,000 in 2003).

     During February 2001, OMI agreed to purchase two Suezmax vessels under construction by another owner for delivery in September and October 2002. The aggregate contract price is $55,600,000 for each vessel. As of March 31, 2002, an aggregate of approximately $64,256,000 is scheduled to be paid.

     During 2000 and 2001, OMI contracted to build four 47,000 dwt product carriers for approximately $116,960,000. Two of the vessels were delivered in the first quarter of 2002 and the other two are scheduled for delivery in the first quarter of 2003. All four vessels have three-year time charters upon delivery and are financed at 65%. At March 31, 2002, approximately $52,857,000 is scheduled to be paid to the shipyard over the next year ($11,746,000 in 2002 and $41,111,000 in 2003).

Other

     In March 2002, the Company exercised its option to reacquire the COLUMBIA, which was to expire on June 30, 2002. OMI agreed to simultaneously sell the vessel, to an unrelated party and time charter it back for a period of eight years.

     The Company is cooperating with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company recently received a subpoena requesting information with respect to other vessels in its fleet. On May 10, 2002 a former Master and former Chief Engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.


NOTE 10-STOCKHOLDERS' EQUITY

Stock Based Compensation

     OPTIONS-During the quarter ended March 31, 2001, the Company recorded compensation expense of $86,000 relating to stock options. The 2001 compensation expense was recorded in general and administrative expense in the statements of operations. There was no compensation expense related to stock options for the quarter ended March 31, 2002.

Restricted Stock

     In April 2002, OMI awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately $80,000. Restrictions lapse for 25 percent of the shares at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at the individuals' retirement date (if the director remains with the Company for at least five years from the date of grant).

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

GENERAL

Overview

     OMI is one of the largest publicly-traded providers of energy transportation services in the world. Our ships carry crude oil and refined petroleum products in international markets for major oil companies and commodity traders. The Company is the successor to Universal Bulk Carriers, Inc., which was a wholly owned subsidiary of OMI Corp. until June 17, 1998 at which date the Company was separated from OMI Corp. (renamed Marine Transport Corporation) through a tax-free distribution of one share of the Company's common stock for each share of OMI Corp. common stock. The Distribution separated Old OMI into two publicly owned companies. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     In the past few years we have expanded and modernized our fleet by taking delivery of newly constructed vessels (the fleet renewal program) and acquiring new vessels that have time charters or vessels that have similar characteristics of the fleet. We have also made a concentrated effort to increase the number handysize and handymax type vessels on time charters. As of March 31, 2002, 654,061 deadweight metric tons ("dwt") or 28 percent of the Company's fleet were committed to time charters. In the first quarter 2002, time charter revenue accounted for 57 percent of Time Charter Equivalent ("TCE") revenue.

     OMI had anticipated difficult tanker markets such as we are currently experiencing, so in 2000 and 2001, when the markets were stronger, we secured long-term contracts at very attractive yields. This year we will have approximately $85.0 million of revenue from long-term contracts, almost double the amount in 2001 (see Outlook section).

     OMI's net income was $0.4 million or $0.01 basic and diluted earnings per share ("EPS") for the first quarter 2002 compared to net income of $28.4 million or $0.46 basic and $0.45 diluted EPS for the first quarter 2001.

Business Strategy

IMPROVED FINANCIAL STRENGTH-OMI has positioned itself so that its financial strength and financial flexibility is at its strongest in the Company's history.

UPSIDE EARNINGS POTENTIAL-OMI has balanced the upside of its crude oil fleet to maximize profits in strong markets with vessels operating in the spot market while adding stability with steady cash flow from its product carrier fleet operating on time charters.

EXPANSION AND MODERNIZATION OF TANKER FLEET-OMI has one of the youngest tanker fleets in the world with a current average age of 7 years compared to the industry average age of 12 years. The acquisition of modern tonnage is a continuing program based on current commitments and opportunities that arise in the market place. OMI participates in industry consolidation to expand the fleet and market share growth.

OMI'S FLEET

     OMI's fleet currently comprises 33 vessels aggregating 2.3 million dwt, consisting of six Suezmaxes (including two chartered-in), three Panamax tankers carrying crude oil, 21 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC") as follows:

                                                      NUMBER
                                                    OF VESSELS                         DWT
                                                    ----------                    -----------------
CRUDE OIL FLEET:
 1998-2001 built Suezmax vessels ..................     4                         157,000  -160,000
 1999-2000 Suezmax vessels chartered-in ...........     2                          57,000
 1993 built crude tankers .........................     2                          36,000
 1980's built Panamax vessels .....................     3                          66,000
 1986 built ULCC ..................................     1                         322,000
                                                       --
            Total .................................    12
                                                       --

PRODUCT CARRIER ("CLEAN") FLEET:
   2000-2002 built handymax product ...............     4                          47,000
   1999-2002 built handysize product ..............    10                          35,000  - 37,000
   1984-1991 built handysize product ..............     7                          29,000  - 35,000
                                                       --
            Total .................................    21
                                                       --

     Our objective is to operate a high quality, well-maintained, modern fleet of vessels concentrated in the crude oil and product carrier markets. Large fleets of uniform-sized younger vessels offer many advantages to customers, as well as enabling the Company to maintain lower operating costs. In recent years, we have sought to modernize and increase the size of our fleet. While some vessels were ordered directly from the shipyard, we also purchased rights from other shipowners to obtain vessels upon delivery from shipyards. By doing so, we obtained earlier access to the vessels than we would have if we ordered them from the shipyards and we increased the size of our fleet without increasing the supply of tonnage. Two Suezmax and one handysize product carrier construction contract, for 2002 deliveries, were acquired from other owners in 2001.

     The following tables reflect the changes in the composition of OMI's fleet from January 2001 to May 2002 that are reflected in operating results for the periods reported. There were 16 acquisitions, which makes up 48 percent of the current fleet, and six dispositions during this period attributing to a net increase of 830 operating days in the Clean Fleet and 28 more days for the Crude Fleet in the first quarter 2002 compared to the first quarter 2001 (see Breakdown by Fleet).

                           DATE                                      CHARTER
ACQUIRED                 DELIVERED               TYPE                 TYPE
--------                 ----------           ---------              ------
SOMJIN ...............   JAN.  2001            Suezmax               SPOT
RACER ................   FEB.  2001           Handysize              SPOT
RAIN .................   MAR.  2001           Handysize              SPOT
RADIANCE .............   MAR.  2001           Handysize              SPOT
RHONE ................   APR.  2001           Handysize              T/C
BANDAR AYU  (1) ......   JUN.  2001           Handysize              T/C
TANDJUNG AYU (1) .....   JUN.  2001           Handysize              T/C
MARNE ................   SEPT. 2001           Handysize              T/C
MADISON ..............   SEPT. 2001           Handysize              T/C
CHARENTE .............   SEPT. 2001           Handysize              T/C
TRINITY ..............   OCT.  2001           Handysize              T/C
ASHLEY ...............   NOV.  2001           Handysize              T/C
OHIO .................   DEC.  2001           Handysize              T/C
AMAZON ...............   JAN.  2002           Handymax               T/C
SAN JACINTO ..........   MAR.  2002           Handymax               T/C
ORONTES ..............   MAR.  2002           Handysize              T/C

DISPOSALS                  DATE                 TYPE
---------                ----------           --------
HARRIET (2) ..........   JAN.  2001            Suezmax
ALTA (2) .............   MAR.  2001            Suezmax
RADIANCE .............   MAY   2001           Handysize
LOIRE ................   JUN.  2001            Suezmax
SOYANG (3) ...........   DEC.  2001            Suezmax
LIMAR ................   APR.  2002           Handysize

----------

(1)  Handysize vessel carrying crude oil.

(2)  Vessel chartered-in, redelivered early to owners.

(3) Vessel was chartered back in a sale leaseback transaction and was renamed the MAX JACOB.

OMI has the following vessels under construction:

                                         DELIVERY       APPROX.        CHARTER
TO BE NAMED          TYPE OF VESSEL        DATE          DWT          EXPIRATION
-----------          --------------      --------       -------       ----------
DAKOTA ............    Suezmax             9/2002       159,000          Spot
DELAWARE ..........    Suezmax            10/2002       159,000          Spot
MOSELLE ...........    Handymax            2/2003        47,000          2/2006
ROSETTA ...........    Handymax            3/2003        47,000          3/2006
OTTAWA ............    Panamax             4/2003        70,100          Spot
TAMAR .............    Panamax             7/2003        70,100          Spot
                                                        -------
                                            Total ....  552,200
                                                        =======

RECENT ACTIVITIES

     During 2002, the Company entered into the following transactions to improve its financial position and strengthen its balance sheet:

(1) In March 2002, the Company entered into a $78.0 million reducing revolving liquidity facility secured by first mortgages on two vessels, an investment and second mortgages of 17 vessels. During March 2002, the Company drew down $65.0 million on this facility, of which $49.4 million was used to repay the previous mortgages on two vessels.

(2) In March 2002, a term loan agreement in the original amount of $310.0 million was amended to reduce the three remaining 2002 quarterly payments from $10.0 million to $6.25 million which increased the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million.

(3) In March 2002, the Company exercised its option to reacquire the COLUMBIA, which was to expire on June 30, 2002. OMI agreed to simultaneously sell the vessel to an unrelated party and time charter it back for a period of eight years.

(4) In February 2002, OMI contracted to sell a 1988 built product carrier. The vessel was delivered April 4, 2002.

(5) In January and March 2002, OMI took delivery of three 2002 built product carriers (two 47,000 dwt and one 37,000 dwt). Each vessel began a three year time charter upon delivery.

MARKET OVERVIEW

     Rates in the first quarter 2002 declined for both the crude oil fleet and for the product carrier fleet in comparison to the fourth quarter 2001 and the first quarter 2001.

SUEZMAX TANKER OVERVIEW

     The tanker market weakness which began about a year ago continues, and in the first quarter 2002 the average Suezmax tanker TCEs were about one third of the TCE levels prevailing in the same period a year ago. The crude tanker market remains weak early in the second quarter as a result of continued weak world industrial production activity and its adverse effect on oil demand, comfortable oil inventory levels after a substantially warmer than normal weather in the northern hemisphere that reduced demand for heating oil, and, as a consequence, the continuation of oil production cuts by OPEC which together with short-haul non-OPEC oil production gains have resulted in shorter delivery distances and reduced tanker tonne-mile demand, notwithstanding a small decrease of the tanker supply.


                                OPEC CRUDE OIL PRODUCTION AND TANKER EARNINGS

                             OPEC CRUDE OIL PRODUCTION (MILLION BARRELS PER DAY)

         1990    1991    1992    1993    1994    1995    1996    1997    1998    1999    2000    2001    2002
        -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
IQ .... 23.84   23.16   23.97   25.08   24.95   24.44   25.33   26.96   28.20   27.78   26.51   28.33   25.10
IIQ ... 23.69   22.41   23.58   24.22   24.87   24.40   25.34   26.86   28.13   26.15   27.92   27.08
IIIQ .. 22.21   23.63   24.51   24.85   24.74   24.94   25.54   27.28   27.27   26.56   28.68   27.57
IVQ ... 23.19   24.13   25.38   24.90   25.07   24.96   26.25   27.88   27.33   25.99   29.02   26.45

                                   DAILY TANKER EARNINGS(1) (IN THOUSANDS)

         1990    1991    1992    1993    1994    1995    1996    1997    1998    1999    2000    2001    2002
        -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
IQ .... 22.0    27.7    13.7    15.3    12.4    15.2    22.2    24.8    28.4    23.2    27.7    51.6    18.0
IIQ ... 20.0    25.6     6.9    13.4    12.5    13.6    22.0    24.9    24.0    17.1    37.8    35.6
IIQ ... 14.3    21.0     6.0    13.9    12.3    18.4    20.9    25.6    21.9    14.3    51.6    30.6
IVQ ... 16.8    16.1     9.6    15.9    15.8    17.3    21.6    27.9    21.6    19.2    63.6    23.8

-------------

(1) 140000 DWT West Africa/US Atlantic Coast Voyage for mid-1970s Built Vessels in 1990, Mid-1980s Built Vessels in the 1991-95 Period and Modern Vessels Beginning in 1996.

Source: Fearnleys, Oslo. PIRA Energy Group

     The world tanker fleet totaled about 277.6 million dwt at the end of the first quarter 2002, down by 0.7 million dwt from the end of 2001 level, and down by 4.7 million dwt or 1.7% below the level prevailing a year ago.

     The tanker orderbook for delivery over the next few years stood at 65.1 million dwt, or 23.4% of the existing fleet at the end of March 2002. Approximately 21.3 million dwt are scheduled for delivery in the balance of this year, 29.8 million dwt in 2003, 13 million dwt in 2004 and the balance in 2005. The tanker orderbook includes 60 Suezmaxes of about 9.5 million dwt or 28% of the existing internationally trading Suezmax tanker fleet.

     However, approximately 71.2 million dwt or 25.6% of the total tanker fleet was 20 or more years old, including 39.7 million dwt or 14.3% of the tanker fleet which was 25 or more years old. In addition, 23 Suezmaxes were 25 or more years old.

                      TANKER ORDERBOOK AND 20+ YEAR OLD AS
                            PERCENTAGE OF FLEET DWT

               Vessels on order .............................  23.4%
               Vessels 20+ years old ........................  25.6%

Note: As at 3/31/02

Source: Fearnley's, Oslo

     Tanker sales for scrap and for Floating Production Storage Offloading ("FPSO") Conversion continued at a high rate in the first quarter of 2002 and totaled about 6.3 million dwt, due to low tanker freight rate environment. Tanker sales for scrap were high in April and are expected to continue at a high rate in the foreseeable future given the current low freight rate environment and the age demographics of the tanker fleet with the new International Maritime Organization (IMO) regulations taking effect on January 1, 2003.

     World oil demand in the first quarter 2002 was substantially below the preceding quarter level as well as below the same period of last year. The world oil demand weakness is expected to continue in the current quarter, but increase substantially in the second half of 2002 as world economic activity and industrial production recover.

PRODUCT TANKER OVERVIEW

     The product tanker market weakened further in the first quarter 2002 and freight rates reached low levels. The average TCE for handysize vessels in the Caribbean in the first quarter 2002 was about one third of the rate level prevailing a year ago, and in March fell below $7,000/day for the first time in two years. The TCE rate improved early in the second quarter as activity in the Atlantic basin increased.

     The world handysize and handymax product tanker fleet totaled about 28.7 million dwt at the end of March 2002, up by 0.8% from the year-end 2001 level, and the handysize and handymax orderbook for delivery over the next few years totaled about 8.2 million dwt, or 28.6% of the existing fleet. Approximately 2.6 million dwt are for delivery in 2002, 3.8 million dwt in 2003, 1.7 million dwt in 2004 and the balance in 2005. At the same time 7.9 million dwt or 27.6% of the existing fleet was 20 or more years old, including 3.7 million dwt or 12.8% of the existing fleet that was 25 or more years old. It seems that the handysize and handymax product tanker fleet will grow substantially, given the high orderbook for delivery in the next two years, unless scrappings accelerate.


                       HANDYSIZE & HANDYMAX ORDERBOOK AND
                    20+ YEAR OLD AS PERCENTAGE OF FLEET DWT

               Vessels on order .............................  28.6%
               Vessels 20+ years old ........................  27.6%


Note: As at 3/31/02

Source: SSY Consultancy and Research Ltd., London

     The expected improvement of world economic activity, and as a consequence the increase in demand for oil and the need for more oil transportation in the second half of 2002 bodes well for the tanker market. However, given the high tanker orderbook for delivery in the balance of 2002 and next year, the level of tanker rates will depend on the level of oil demand growth and tanker scrappings.

RESULTS OF OPERATIONS

Results of operations include operating activities of the Company's vessels. The following discussion explains our operating results in terms of both Operating income (excluding Loss (gain) on disposal/write down of assets-net and General and administrative expenses) and TCE revenues. Operating expenses included in operating income include charter hire expense. Consistent with industry practice, we use TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

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

     OMI has been securing certain vessels on long-term time charter contracts (see Outlook section). Currently, 17 of OMI's 33 vessels are performing on time charters greater than one year. This represents 48 percent of the operating days of the fleet during the first quarter 2002. The crude oil fleet, however, operates primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows, total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel. Vessel expenses included in operating income discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and Company standards. Insurance expense varies with the overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. OMI locked in its insurance premiums with three-year contracts in 2001, which also cover the new vessels that OMI has on order, for hull and machinery and for most of its fleet, protection and indemnity insurance.

OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002 VERSUS MARCH 31, 2001

     Operating income of $8.9 million for the three months ended March 31, 2002 decreased by a net $26.0 million from $34.9 million for the three months ended March 31, 2001. Operating income for the first quarters ended March 31, 2002 and 2001 were as follows by market segments in which OMI primarily operates.

                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                                 -------------------------
                                                  2002               2001
                                                --------           -------
(in millions)
(Unaudited)
VOYAGE REVENUES (NET OF COMMISSIONS):
Crude Oil Fleet ........................        $   19.7           $  43.6
Product Carrier Fleet ..................            24.6              16.3
All Other ..............................          --                   0.1
                                                --------           -------
Total ..................................        $   44.3           $  60.0
                                                ========           =======

VOYAGES EXPENSES:
Crude Oil Fleet ........................        $    6.0           $   5.9
Product Carrier Fleet ..................             2.0               0.7
All Other ..............................          --                --
                                                --------           -------
Total ..................................        $    8.0           $   6.6
                                                ========           =======

TCE REVENUES
Crude Oil Fleet ........................        $   13.7           $  37.7
Product Carrier Fleet ..................            22.6              15.6
All Other ..............................          --                   0.1
                                                --------           -------
Total ..................................        $   36.3           $  53.4
                                                ========           =======

VESSEL EXPENSES (INCLUDES CHARTER HIRE):
Crude Oil Fleet ........................        $    9.2           $   7.6
Product Carrier Fleet ..................             8.1               3.8
All Other ..............................          --                  (0.1)
                                                --------           -------
Total ..................................        $   17.3           $  11.3
                                                ========           =======

DEPRECIATION AND AMORTIZATION:
Crude Oil Fleet ........................        $    4.5           $   4.1
Product Carrier Fleet ..................             5.6               3.0
All Other ..............................          --                   0.1
                                                --------           -------
Total ..................................        $   10.1           $   7.2
                                                ========           =======

OPERATING INCOME: (1)
Crude Oil Fleet ........................          --               $  26.0
Product Carrier Fleet ..................        $    8.9               8.8
All Other ..............................          --                   0.1
                                                --------           -------
Total ..................................        $    8.9           $  34.9
                                                ========           =======
----------

(1) Operating Income excludes Loss (gain) on disposal/write down of assets-net and General and administrative expenses.

Net changes are discussed as follows according to the two market segments (crude oil fleet and product carrier or "Clean" fleet) in which OMI primarily operates.

CRUDE OIL TANKER FLEET

     Operating income for the three months ended March 31, 2002 decreased $26.0 million from the three months ended March 31, 2001.

CRUDE FLEET:

BREAKDOWN BY FLEET

                                                                 FOR THE THREE MONTHS
IN THOUSANDS, EXCEPT DAILY TCE'S, NUMBER OF                         ENDED MARCH 31,
  VESSELS AND NUMBER OF OPERATING DAYS                         -------------------------
(UNAUDITED)                                                      2002             2001
 ------------------------------------------                    --------         --------
Suezmaxes:
      TCE Revenue .....................................        $  8,005         $ 26,420
                                                               --------         --------
      Operating Expenses ..............................           2,391            2,904
      Charter Hire Expense ............................           3,628            2,663
      Depreciation ....................................           2,131            3,021
                                                               --------         --------
      Operating (Loss) Income .........................        $   (145)        $ 17,832
                                                               ========         ========

      Average Daily TCE (Spot) ........................        $ 14,821         $ 38,357
      Average Daily TCE (Time Charter) ................             N/A         $ 16,127
      Number of vessels owned-end of period   (1) .....               4                6
      Number of vessels chartered-in end of period  (2)               2                1
      Number of operating days ........................             540              692

ULCC:
      TCE Revenue .....................................        $   (288)        $  3,531
                                                               --------         --------
      Operating Expenses ..............................             777              488
      Depreciation ....................................             472              316
                                                               --------         --------
      Operating (Loss)Income ..........................        $ (1,537)        $  2,727
                                                               ========         ========

      Average Daily TCE ...............................        $ (3,201)        $ 39,231
      Number of vessels owned-end of period ...........               1                1
      Number of operating days ........................              90               90

Panamaxes:
      TCE Revenue .....................................        $  3,124         $  7,738
                                                               --------         --------
      Operating Expense ...............................           1,899            1,496
      Depreciation ....................................           1,174              808
                                                               --------         --------
      Operating Income ................................        $     51         $  5,434
                                                               ========         ========

      Average Daily TCE ...............................        $ 11,570         $ 28,658
      Number of vessels owned-end of period ...........               3                3
      Number of operating days ........................             270              270

Other Crude:
      TCE Revenue .....................................        $  2,882             --
                                                               --------         --------
      Operating Expenses ..............................             554             --
      Depreciation ....................................             714             --
                                                               --------         --------
      Operating Income ................................        $  1,614             --
                                                               ========         ========

Average daily TCE .....................................        $ 16,011             --
Number of vessels owned-end of period  (3) ............               2             --
Number of operating days ..............................             180             --

TOTAL CRUDE FLEET OPERATING (LOSS) INCOME .............        $    (17)        $ 25,993
                                                               ========         ========

Note: Number of operating days is net of offhire for drydock but includes days waiting for a voyage.

(1) In June 2001, a Suezmax vessel was sold. During January 2001, a Suezmax newbuilding was delivered (24 more operating days in first quarter 2002).

(2) In December 2001, a vessel was sold and leased back. In January and March 2001, OMI redelivered two chartered-in vessels (86 more operating days in the first quarter 2001).

(3) In June 2001, two handysize crude oil tankers were acquired with time charters.

Fluctuations in each of the crude oil fleet vessel types were as follows:

SUEZMAXES: Operating income decreased by $18.0 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. TCE revenue decreased by $18.4 million primarily from (1) a decline in charter rates (see Market Overview) for the Suezmax tanker fleet coupled with more than anticipated waiting/slow steaming days, (2) a decrease in TCE revenue due to the sale of a Suezmax vessel in June 2001 and (3) a decline in earnings in 2002 due to the early termination of two chartered- in vessels that were redelivered during the first quarter 2001. Charter hire expense increased due to the vessel, MAX JACOB (formerly SOYANG), which was sold and leased back in December 2001.

ULCC: Operating income decreased by $4.3 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. TCE revenue decreased by $3.8 million primarily due to waiting days for a significant part of the quarter due to the cancellation of a voyage. Depreciation expense increased primarily for amortization of drydock expense (drydock performed July
2001) and for capital improvements to the vessel.

PANAMAXES: Operating income decreased by $5.4 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. TCE revenue decreased by $4.6 million primarily from a decline in charter rates (see Market Overview) for the fleet coupled with more than anticipated waiting/slow steaming days. Depreciation expense increased primarily for amortization of drydock expense for two vessels drydocked in October and December 2001 and for capital improvements on the same two vessels.

OTHER CRUDE: Operating income increased by $1.6 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily from the two 1993 built crude oil carriers that were delivered in June 2001 that are continuing on long-term time charters.

PRODUCT CARRIER FLEET

     Operating income earned by the product carrier fleet for the three months ended March 31, 2002 was $8.9 million, which is a net increase of $0.1 million over the three months ended March 31, 2001.

CLEAN FLEET:

                                                           FOR THE THREE MONTHS
IN THOUSANDS, EXCEPT DAILY TCE'S, NUMBER OF                   ENDED MARCH 31,
  VESSELS AND NUMBER OF OPERATING DAYS                    ----------------------
(UNAUDITED)                                                 2002          2001
-------------------------------------------               -------        -------
Products-on-spot:
   TCE Revenue .......................................    $ 4,789        $10,841
                                                          -------        -------
   Operating Expenses ................................      2,958          2,621
   Depreciation ......................................      1,653          1,880
                                                          -------        -------
   Operating Income ..................................    $   178        $ 6,340
                                                          =======        =======

   Average Daily TCE .................................    $ 7,806        $17,542

   Number of vessels owned-end of period  (1), (2) ...          7              9
   Number of operating days ..........................        613            617

CLEAN FLEET:

                                                          FOR THE THREE MONTHS
IN THOUSANDS, EXCEPT DAILY TCE'S, NUMBER OF                  ENDED MARCH 31,
  VESSELS AND NUMBER OF OPERATING DAYS                   -----------------------
(UNAUDITED)                                               2002            2001
-------------------------------------------              -------        --------

   Products -on Time Charter:
      TCE Revenue ...................................    $17,815        $ 4,847
                                                         -------        -------
      Operating Expenses ............................      5,155          1,238
      Depreciation ..................................      3,917          1,121
                                                         -------        -------
      Operating Income ..............................    $ 8,743        $ 2,488
                                                         =======        =======

      Average Daily TCE .............................    $14,907        $13,464

   Number of vessels owned-end of period  (2),(3) ...         15              4
   Number of operating days .........................      1,194            360

TOTAL CLEAN FLEET OPERATING INCOME ..................    $ 8,921        $ 8,828
                                                         =======        =======

Note: Number of operating days is net of offhire for drydock but includes days waiting for a voyage.

(1)  A vessel acquired in March 2001 was sold in May 2001.

(2) A vessel operating on spot during the first quarter 2001 began a time charter in July 2001.

(3) From April to December 2001, seven handysize product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier was acquired.

     Fluctuations in each of the product carrier groups were as follows:

     PRODUCT CARRIERS-ON SPOT: Operating income decreased by $6.2 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. TCE revenue decreased by $6.1 million primarily from the decline in spot rates during the first quarter 2002 compared to the same period in 2001, see Market Overview.

     PRODUCT CARRIERS-ON TIME CHARTER: Operating income increased by $6.3 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. TCE revenue increased by $13.0 million, operating expenses by $3.9 million and depreciation expense by $2.8 million. These increases were attributable primarily to the purchase of seven vessels in 2001 and three vessels in 2002.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G&A") expenses and loss (gain) on disposal/write down of assets-net. For the three months ended March 31, 2002, these expenses increased by $5.2 million to $13.7 million from $8.5 million for the three months ended March 31, 2001. The increase of $5.2 million is attributable to: depreciation expense (which increased $2.9 million), loss (gain) on disposal/write down of assets-net (which increased operating expenses by $1.7 million) and general and administrative expenses (which increased by $0.6 million).

     DEPRECIATION AND AMORTIZATION-Depreciation and amortization increased by $2.9 million due primarily to the acquisition of sixteen new vessels (four of which operated for part of the first quarter 2001), net of the decrease from the disposal of two Suezmax vessels, in addition to the increase in expense due to amortization of drydock (for vessels drydocked after the first quarter 2001).

     GENERAL AND ADMINISTRATIVE--G & A increased $0.6 million due to an increase in expenses as a result of a larger fleet.

     LOSS (GAIN) ON DISPOSAL/WRITE DOWN OF ASSETS-NET-The Loss (gain) on disposal/write down of assets-net changed by $1.7 million. The 2002 loss on disposal of $0.3 million resulted primarily from the write down to the net realizable value of a 1988 built product carrier, which was sold in April 2002. The 2001 gain of $1.4 million resulted from the early termination of two time charters. The gain from the early termination of one charter was from the accelerated amortization of the provision for loss on the lease obligation. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain on sale of the vessel.

OTHER (EXPENSE) INCOME

     Other (expense) income consists of gain on disposal of investments, interest expense, interest income and other-net. Net other expense decreased by $0.2 million from $5.4 million during the three months ended March 31, 2001 to $5.2 million for the three months ended March 31, 2002.

     The 2002 gain on disposal of investments of approximately $0.1 million resulted from the sale marketable securities during the quarter.

     Interest expense decreased $0.8 million from $6.3 million (net of $0.8 million in capitalized interest) in 2001 to $5.5 million (net of $0.9 million in capitalized interest) in 2002. Although the average outstanding debt for the three months ended March 31, 2002 was approximately $111.6 million higher than the comparable period in 2001 due to additional borrowings for acquisitions above that of the repayments from the disposal of three vessels (LOIRE, RADIANCE, SOYANG), interest expense decreased due to the decline in interest rates based on the London Interbank Offering Rate ("LIBOR"). For the first quarter 2002, OMI's average interest rate (including margins and amortization of fees) was 4.797% on the Company's debt compared to 7.319% during the first quarter of 2001. Credit facilities aggregated $495.5 million at March 31, 2002, for which $165.0 million has been fixed by swap transactions and $95.3 million by Future Rate Agreements ("FRA's"). Swap transactions fix interest rates at 4.77% for $105.0 million and 4.86% for $60.0 million (excluding margins). FRA's partially fixed rates towards the end of the first quarter 2002 with interest rates ranging from 2.355% to 2.50% (excluding margins) until December 2002.

     OTHER-net of $0.3 million for the three months ended March 31, 2001, primarily represents insurance settlements of claims on various vessels.

BENEFIT FOR INCOME TAXES

     The income tax benefit of $0.3 million for the three months ended March 31, 2002 represented the reversal of tax accruals pertaining to certain tax years prior to the spin off date of June 17, 1998.

     At March 31, 2002, OMI reclassified $0.5 million of the reserve for deferred income taxes to current liabilities. This amount represents the settlement to be paid relating to prior tax years which have closed.

     OMI is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's operations prospectively will not be subject to income taxes in the United States (other than adjustments to previously reported amounts). The remaining reserve in deferred income taxes at March 31, 2002 was $2.3 million.

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $0.2 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The 2001 first quarter balance was from the winding down of the joint ventures disposed of in prior years.

BALANCE SHEET

     During the first quarter of 2002, the Company sold marketable securities and received net proceeds of $2.3 million. The sale resulted in a net gain of $0.1 million.

     At March 31, 2002, Accumulated other comprehensive income was credited by $1.3 million to adjust the fair value of the swap liability at that date to $3.0 million (see Financing Activities).

     Transactions relating to vessel purchases and sale:

     During the three months ended March 31, 2002, Vessels increased $74.6 million, Construction in progress decreased a net of $20.4 million, Vessel to be disposed of increased $9.0 million and Accumulated depreciation decreased a net of $2.6 million from the balances at December 31, 2001.

     During January and March 2002, OMI took delivery of two new handymax product carriers and one handysize product carrier. Vessels increased an aggregate of $89.4 million for the capitalized costs of the three vessels, $24.5 million of which was reclassified from Construction in progress and $64.9 million cash was paid to the shipyard. The Company financed an aggregate of $60.9 million of these payments during the first quarter (see Cash Flow section and Financing Activities).

     Vessel to be disposed of increased by $9.0 million for the sale of the product carrier in April 2002. Vessels decreased by $15.9 million, Accumulated depreciation decreased by $6.9 million, accrued expenses increased by $0.3 million and a charge was recorded to reflect the net realizable value of the vessel of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows

     Cash and cash equivalents of $20.6 million at March 31, 2002 increased $2.9 million from cash and cash equivalents of $17.7 million at December 31, 2001. The Company's working capital decreased by $6.3 million between March 31, 2002 and December 31, 2001, and is a deficit of $11.7 million at March 31, 2002. The deficit will be met by the time charter revenue from the new vessels, the $78.0 million liquidity facility entered into on March 27, 2002, sale of the COLUMBIA and other activities. Current assets increased $9.7 million and current liabilities increased $16.0 million. Cash increased primarily because of proceeds from the issuance of debt and the sale of marketable securities, which exceeded the payments to acquire vessels. Increases in other current assets was primarily from the vessel to be disposed of, which was delivered in April 2002. Current liabilities increased primarily from the increase in the current portion of long-term debt, which related primarily to the acquisition of vessels. Net cash provided by operating activities decreased $31.3 million to $8.1 million for the three months ended March 31, 2002 compared to net cash provided by operating activities of $39.4 million for the three months ended March 31, 2001 (see Results of Operations).

     Cash used by investing activities was $67.4 million for the three months ended March 31, 2002, compared to cash used by investing activities of $91.8 million for the three months ended March 31, 2001. During 2002, $70.0 million was used for the additions to vessels ($64.9 million was used for the purchase of three vessels acquired in the first quarter, $3.0 million was paid for a vessel under construction, and the remaining $2.1 million was used for capital expenditures for improvements to existing vessels and capitalized interest). Cash was used during the first quarter 2001 primarily for additions to vessels of $60.4 million in the crude oil fleet (one Suezmax delivered and two Suezmax construction in progress payments) and $30.9 million in the product carrier fleet (three product carriers delivered, two construction in progress payments and a deposit on a vessel delivered in April 2001).

     In the first quarter of 2002, we contracted for a Suezmax vessel to be sold and leased back in June 2002, secured additional lines of credit, and reduced amortization on existing lines giving us flexibility to withstand weak tanker markets and improve liquidity.

Adjusted EBITDA

     The Company, its lenders and investors generally consider adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA represents operating income from operations before depreciation and amortization expense and loss (gain) on disposal/write down of assets-net. OMI's computation of adjusted EBITDA may not be comparable to the adjusted EBITDA reported by other companies. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. Adjusted EBITDA of $15.7 million for the first quarter 2002 was $23.7 million below the first quarter 2001 adjusted EBITDA of $39.4 million. The decrease was primarily due to the decline in tanker rates in all sectors in 2002 compared to the first quarter 2001.

Outlook

     The Company anticipates the results in the first half of 2002 to be lower than the comparable 2001 period. In the first quarter of 2002, we have seen low TCE rates as a result of lower demand and newbuilding deliveries. In the second half of 2002, the world economy is projected to grow and as a result, the demand for oil should increase. The increase in demand for oil and related products should increase the TCE rates as long as the scrappings of the older vessels are at least equivalent.

     The fleet renewal program will continue as we take delivery of two Suezmax newbuildings in the third and fourth quarters of 2002 and four new buildings that are scheduled for delivery from the shipyard (two of the vessels will begin three-year time charters upon delivery) in 2003. When appropriate, we will also look to make other strategic vessel acquisitions. The delivery and potential acquisitions of vessels may be funded by operating cash, issuance of stock, debt financing, and proceeds from the disposal of vessels.

Time Charter Revenue and Drydock

     As a hedge against weaker rates, OMI's strategy has been to fix its product carriers on attractive long-term contracts, five of which have profit sharing arrangements. Our long-term contracts average over three years in length and provide:

     o    Revenue stream that is predictable and visible for several years

     o    Lower risk

     o    Consistent earnings growth

     Thirty-seven percent of our long-term contracts have profit sharing (long-term contracts that have a floor rate and profit sharing with the customer when tanker rates exceed a certain price with no cap). These profit sharing arrangements enable us to take advantage of any upturn in the market.

     Currently, more than half of OMI's fleet operates on time charters (17 of the 33 vessel fleet). The time charters have many advantages to the Company. First, they provide secure cash flow. Between 2002 and 2005, we have contracts for $288.2 million in revenues, excluding any potential profit sharing, which is recognized only after certain thresholds are met. Secondly, financial institutions offer better financing terms (for example lower interest margins) when the vessels are on long-term time charters with high quality charterers. Another advantage is that we are able to build or enhance our relationship with charterers, which could lead to future business. We are looking for additional time charters as well as the opportunity to extend our current time charters.

     The following reflects OMI's contracted or time charter revenue ("TC revenue") through 2005. OMI intends to increase fixed revenue with additional long-term contracts and secure extensions for current contracts when the opportunities arise. Time charter revenue below does not include profit sharing in the future periods for the five vessels eligible for profit sharing under their time charter agreements (with the exception of profit sharing earned by one vessel, which has had its one year anniversary in 2002), but does include OMI's projected requirements for offhire relating to drydock.

                                         TIME CHARTER REVENUE

(In millions)                    2000          2001         2002       2003      2004       2005
-------------                   ------        ------       ------     ------    ------     -------
TC Revenue                      $16.3          $43.5        $85.0     $93.5      $81.2      $28.5
Number of Vessels (a)               5             14           17        18(b)       9(c)       4(d)

Note: TC revenue is the amount contracted to date and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock.

(a)  Number of vessels at the end of each year.

(b) During 2003, one time charter terminates and two newbuildings to be delivered begin time charters.

(c) 18 vessels operate on time charters during 2004, 9 vessels complete time charter contracts during the year.

(d) 9 vessels operate on time charters during 2005, 5 vessels complete time charter contracts during the year.

     We do not foresee any unusual increase in costs for the fleet in 2002, other than routine maintenance and repairs for maintaining a high standard of operations. The vessel costs in future years may be higher than in past years because some of the newer vessels are approaching their first drydocks and/or special surveys and will incur costs associated with periodic routine maintenance. The table below summarizes offhire days and capital expenditures for the 2002 projected drydocks and/or special surveys (dollars in thousands):

                                              PROJECTED OFFHIRE DAYS
                                        ------------------------------------                    CAPITAL
CRUDE:                                  2ND QTR.      3RD QTR.       4TH QTR.      TOTAL      EXPENDITURES
-----                                   -------       -------        --------    ---------    ------------
   Suezmax ..........................      --            --              37            37        $1,050
   ULCC .............................      --            --            --            --            --
   Panamax ..........................        29          --            --              29           750
   Crude Handysize T/C ..............      --              24            24            48         1,000

PRODUCT CARRIERS:
   1980's built product carriers ....        72          --            --              72         1,900
   Products on T/C with Profit
      Sharing .......................        24            24          --              48         1,000
   Products on T/C without Profit
      Sharing .......................      --              24          --              24           550
                                         ------        ------        ------        ------        ------
                                            125            72            61           258        $6,250
                                         ======        ======        ======        ======        ======

FINANCING ACTIVITIES

     Cash provided by financing activities was $62.2 million for the three months ended March 31, 2002, compared to cash provided by financing activities of $46.2 million for the three months ended March 31, 2001. During the quarter ended March 31, 2002, there were $62.9 million in principal payments ($13.5 million were scheduled payments and $49.4 million were unscheduled payments for two vessels that were refinanced under a new credit facility in March 2002) and $125.9 million in proceeds from the issuance of debt; $60.9 million for the purchase of three vessels and $65.0 million was drawn down on the new credit facility.

     During the first quarter ended March 31, 2001, we paid $10.3 million in scheduled principal payments. Proceeds of $58.0 million were received to finance four vessels acquired during the first quarter 2001.

     At March 31, 2002, OMI had $495.5 million in debt outstanding. The following paragraphs describe changes to the Company's debt facilities during the three months ended March 31, 2002:

     The Company has a term loan agreement, secured by 17 vessels, in the original amount of $310.0 million, which has a balance of $188.5 million at March 31, 2002. In March 2002, this Facility was amended to reduce the three remaining 2002 quarterly payments from $10.0 million to $6.25 million which increased the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million. As a result of the amendment, the Company's margin on this facility was increased by 25 basis points.

     On March 27, 2002, the Company entered into a $78.0 million reducing revolving liquidity facility secured by first mortgages on two vessels, an investment and second mortgages of 17 vessels. The loan, which matures on March 27, 2007 bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3.0 million, with the balance being payable with the tenth payment. As of March 31, 2002, $65.0 million has been drawn down on this facility of which $49.4 million was used to repay the previous mortgages on two vessels.

     In November 2001, the Company obtained a seven-year $44.0 million term loan to partially finance the purchase of two product carrier newbuildings, one which was delivered on December 17, 2001 and the other which was delivered on March 26, 2002. The loan is split into two $22.0 million tranches. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $0.65 million and next 16 at $0.38 million) plus a balloon of $8.2 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

Reducing Revolving Facility

     On July 27, 2001, OMI closed on a six year $348.0 million reducing revolving credit facility, which was reduced to $329.0 million when the Company elected not to exercise its option on a newbuilding. The Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments, and final payments at delivery on eleven newbuilding vessels with deliveries scheduled through the third quarter of 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the applicable available amount under the Facility. The Facility includes interest rate margins based on a pricing ratio grid (currently 1.75% over LIBOR). The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $7.18 million per quarter until July 27, 2007 at which time the entire Facility is due. At March 31, 2002, the Company had drawn $158.3 million. The remainder of the Facility becomes available when construction and delivery payments are made. During the three months ended March 31, 2002 OMI drew an aggregate of $38.9 million for the acquisition of two newbuildings delivered in January and March 2002.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of March 31, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of March 31, 2002, the Company had two interest-rate swap transactions with notional amounts of $60.0 million and $105.0 million in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005. These transactions have been designated as cash flow hedges and as of March 31, 2002, the Company has recorded a liability of $3.0 million related to the fair market value of these hedges and a charge correspondingly to Accumulated other comprehensive income.

Future Rate Agreements

     In February 2002, OMI entered into five Future Rate Agreements ("FRA's"), which match five loan tranches in the $348 Facility, for an aggregate notional value of $95.3 million. The FRA's fix the interest rate before margins on these tranches within a range of 2.355% to 2.50% until December 2002. The Company has recorded an asset of $35,000 representing an adjustment to the fair market value of this hedge and a credit correspondingly to Accumulated other comprehensive income.

OTHER COMMITMENTS

     The following are other commitments that have not been previously detailed in the Recent Activities section.

Contracts to Purchase Vessels

     The sale/leaseback of the COLUMBIA on June 30, 1999 resulted in a three year operating lease with the purchaser. The Company is responsible for operating expenses of the vessel and is required to maintain $11.0 million in escrow over the lease term. The Company also has guaranteed a minimum resale or residual value for the COLUMBIA. At March 31, 2002, the impact of the guarantee is not expected to be material. In March 2002, the Company exercised its option to reacquire the COLUMBIA, which was to expire on June 30, 2002. OMI agreed to simultaneously sell the vessel to an unrelated party and time charter it back for a period of eight years.

     The following are commitments to purchase vessels currently under construction, related construction payments and the financing arranged (in millions):

                                                                    CONSTRUCTION PAYMENTS
                                           DELIVERY      CONTRACT   ---------------------
  VESSEL                                    DATE          PRICE        2002      2003
  ------                                   --------      --------     -----      -----

DAKOTA ................................    9/2002         $ 55.6      $32.1        n/a
DELAWARE ..............................    10/2002          55.6       32.1        n/a
MOSELLE (1) ...........................    2/2003           29.2        5.8      $20.5
ROSETTA (1) ...........................    3/2003           29.5        5.9       20.6
OTTAWA ................................    4/2003           36.7        7.3       25.7
TAMAR .................................    7/2003           36.7        3.7       29.3
                                                          ------      -----      -----
                                            Total ......  $243.3      $86.9      $96.1
                                                          ======      =====      =====

 Construction Financing Arranged ......                               $72.6      $62.5
                                                                      =====      =====

----------

(1)  This vessel will commence a three-year time charter upon delivery.

Restricted Stock

     In April 2002, OMI awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately $0.1 million. Restrictions lapse for 25 percent of the shares at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at the individuals' retirement date (if the director remains with the Company for at least five years from the date of grant).

Other Matters

     The Company is cooperating with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company recently received a subpoena requesting information with respect to other vessels in its fleet. On May 10, 2002 a former Master and former Chief Engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

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

Newly Issued Accounting Standards

     During 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. Since this new Statement was issued to clarify and simplify existing pronouncements there is no effect on the Company's financial statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   MARKET RISK

     The Company's major market risk exposure is changing interest rates. The majority of OMI's debt was floating rate debt at March 31, 2002 and December 31, 2001. At March 31, 2002, the floating rate debt was $494.2 million ($165.0 million of which was fixed with interest-rate swaps and $95.3 million with FRAs of the $495.5 million total debt, and at December 31, 2001, the floating rate debt was $431.0 million ($175.0 million of which was fixed with interest-rate swaps) of the $432.6 million total debt. Based on the floating rate debt at March 31, 2002, a one-percentage point increase in the floating interest rate would increase interest expense by $2.3 million per year.

     The fixed rate debt on the balance sheet and the fair market value were

$1.3 million as of March 31, 2002, and $1.6 million as of December 31, 2001. Based on the fixed rate debt at March 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

     The Company's policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. OMI uses interest-rate swaps and FRAs to manage the impact of interest rate changes on borrowings under the Company's variable rate credit facilities. The interest-rate swaps and FRAs are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt. Beginning in October 2001, we had two interest-rate swaps for which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, and will receive floating-rate interest amounts based on three month LIBOR settings covering notional amounts of $60.0 million and $105.0 million, respectively, for a term equal to the swaps' reset periods. These agreements have maturity dates of October 2004 and October 2005. In February 2002, we entered into five FRAs, which match five loan tranches, for an aggregate notional value of $95.3 million. The FRAs fix the interest rate before margins on these tranches within a range of 2.355% to 2.50% until December 2002.


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

  A.  EXHIBITS

                                    10.7  2001 Incentive Bonus Plan, As Amended.


  B.  REPORTS ON FORM 8-K

                                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMI CORPORATION
--------------------------------------------------------------------------------
                                  (REGISTRANT)

DATE: MAY 15, 2002                    BY: /S/ CRAIG H. STEVENSON, JR.
      -----------                             ----------------------------------
                                              Craig H. Stevenson, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer




DATE: MAY 15, 2002                    BY: /S/ KATHLEEN C. HAINES
------------------                            ---------------------------------
                                              Kathleen C. Haines
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Treasurer