Form 10-Q
period 2002-06-30
OMI CORP/M I
filed 2002-08-13
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T
================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended  June 30, 2002
                                                ---------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the period from                  to
                         ---------------     -------------------------------

                                                          Commission File Number

                                                                 001-14135
                                                          ----------------------

                                 OMI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Marshall Islands                    52-2098714
         ---------------------------------    -------------------------
           (State or other jurisdiction           (I.R.S. Employer
           incorporation or organization)        Identification No.)


          One Station Place, Stamford, CT                06902
         ---------------------------------    --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2002 :
                     ----------------

            Common Stock, par value $0.50 per share 70,279,164 shares

                        OMI CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of
           Operations (unaudited) for the three and six months ended
           June 30, 2002 and 2001                                              3

         Condensed Consolidated Balance Sheets-
           June 30, 2002 (unaudited) and December 31, 2001                     4

         Condensed Consolidated Statement of Changes in
           Stockholders' Equity (unaudited) for the six months
           ended June 30, 2002                                                 5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2002 and 2001                     6

         Notes to Condensed Consolidated Financial
           Statements (unaudited)                                              7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      16

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risks                                                       37

PART II: OTHER INFORMATION                                                    39

SIGNATURES                                                                    40

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              FOR THE THREE              FOR THE SIX
                                               MONTHS ENDED             MONTHS ENDED
                                                 JUNE 30,                 June 30,
                                            2002         2001         2002         2001
                                         ---------    ---------    ---------    ---------
Revenues .............................   $  48,189    $  55,835    $  92,535    $ 115,880
                                         ---------    ---------    ---------    ---------
Operating Expenses:
   Voyage ............................       8,101        7,070       16,112       13,673
   Vessel ............................      13,515        9,901       27,231       18,578
   Charter hire ......................       4,294        1,888        7,922        4,551
   Depreciation and amortization .....      10,492        7,597       20,640       14,821
   General and administrative ........       3,293        3,137        6,579        5,845
   (Gain) loss on disposal/write down
     of vessels-net ..................        --        (18,069)         289      (19,509)
                                         ---------    ---------    ---------    ---------
     Total operating expenses ........      39,695       11,524       78,773       37,959
                                         ---------    ---------    ---------    ---------
Operating Income .....................       8,494       44,311       13,762       77,921
                                         ---------    ---------    ---------    ---------

Other (Expense) Income:
   Loss/write down on investments-net         (650)        (500)        (547)        (500)
   Interest expense ..................      (6,244)      (4,890)     (11,733)     (11,223)
   Interest income ...................         232          667          420        1,283
   Other-net .........................        --             42         --            322
                                         ---------    ---------    ---------    ---------
     Net Other Expense ...............      (6,662)      (4,681)     (11,860)     (10,118)
                                         ---------    ---------    ---------    ---------

Income before income taxes and
   equity in operations of joint
   ventures ..........................       1,832       39,630        1,902       67,803

Income tax benefit ...................        --           --            307         --
                                         ---------    ---------    ---------    ---------

Income before equity in operations
   of joint ventures .................       1,832       39,630        2,209       67,803

Equity in operations of joint ventures        --             15         --            220
                                         ---------    ---------    ---------    ---------

Net Income ...........................   $   1,832    $  39,645    $   2,209    $  68,023
                                         =========    =========    =========    =========

Basic Earnings Per Share .............   $    0.03    $    0.59    $    0.03    $    1.05

Diluted Earnings Per Share ...........   $    0.03    $    0.58    $    0.03    $    1.04

Weighted Average Shares Outstanding:
     Basic ...........................      70,279       67,287       70,264       64,749
     Diluted .........................      70,508       67,831       70,475       65,249


See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   JUNE 30, DECEMBER 31,
                                                      2002       2001
                                                    --------   --------
                                                        (UNAUDITED)
ASSETS
Current Assets:
   Cash, including cash equivalents:
     2002-$31,057; 2001-$15,168 .................   $ 34,482   $ 17,730
   Marketable securities ........................       --        6,218
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $2,033 in 2002 and
       $1,622 in 2001 ...........................     14,179     14,052
     Other ......................................      2,450      1,549
   Current notes receivable .....................       --        6,775
   Current restricted cash ......................      1,000     13,120
   Prepaid expenses and other current assets ....      4,523      5,316
                                                    --------   --------
     Total Current Assets .......................     56,634     64,760
                                                    --------   --------

Vessels and other property, at cost .............    857,224    781,895
Construction in progress ........................     65,134     84,736
                                                    --------   --------
   Total vessels and other property .............    922,358    866,631
Less accumulated depreciation ...................     89,191     76,865
                                                    --------   --------
         Vessels and other property-net .........    833,167    789,766
                                                    --------   --------

Drydock costs ...................................      5,255      5,743

Non-current restricted cash .....................      3,500      4,000
Other assets and deferred charges ...............     10,577     11,358
                                                    --------   --------
         Total Assets ...........................   $909,133   $875,627
                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .............................   $  6,828   $  8,842
   Accrued liabilities:
     Deferred charter hire revenue ..............      7,503      5,981
     Voyage and vessel ..........................      5,043      4,590
     Interest ...................................      3,671      3,731
     Other ......................................      4,564      5,859
   Deferred gain on sale of vessels .............      1,557        971
   Current portion of long-term debt ............     45,788     40,238
                                                    --------   --------
         Total Current Liabilities ..............     74,954     70,212
                                                    --------   --------

   Long-term debt ...............................    415,588    392,316
   Other liabilities ............................      6,998      7,441
   Deferred gain on sale of vessels .............      7,423      3,842
   Stockholders' equity .........................    404,170    401,816
                                                    --------   --------
         Total Liabilities & Stockholders' Equity   $909,133   $875,627
                                                    ========   ========

See notes to condensed consolidated financial statements


                                                  OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                             Unearned     Accumulated
                                                                           Compensation       Other         Total      Comprehensive
                                       Common Stock     Capital  Retained   Restricted   Comprehensive  Stockholders'      Income
                                     Shares    Amount   Surplus  Earnings      Stock         Income        Equity          (Loss)
                                     ------   -------  --------  --------  ------------  -------------  ------------   -------------
Balance at January 1, 2002           70,248   $35,124  $303,117  $ 72,463   $  (4,611)     $ (4,277)     $  401,816

Comprehensive income:
  Net income                                                        2,209                                     2,209       $  2,209
  Unrealized gain on securities-net                                                              39              39             39
  Reclassification adjustment for
    gains realized in net income                                                                (43)            (43)           (43)
  Other comprehensive income                                                                   (398)           (398)          (398)
                                                                                                                          --------
Comprehensive income                                                                                                      $  1,807
                                                                                                                          ========
Issuance of common stock                 11         6        27                                                  33
Issuance of restricted stock             20        10        70                   (80)                           --
Amortization of restricted stock                                                  514                           514
                                     ------   -------  --------  --------   ---------      --------      ----------
Balance at June 30, 2002             70,279   $35,140  $303,214  $ 74,672   $  (4,177)     $ (4,679)     $  404,170
                                     ======   =======  ========  ========   =========      ========      ==========



See notes to condensed consolidated financial statements

                        OMI CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                               2002         2001
                                                            ---------    ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income ..............................................   $   2,209    $  68,023
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .....................      20,640       14,821
      Amortization of lease reserve .....................        --           (231)
      Amortization of deferred gain on sale of vessels ..        (524)        (788)
      Amortization of deferred compensation .............        --             72
      Amortization of restricted stock ..................         514         --
      Loss (gain) on disposal/write down of vessels-net .         289      (19,509)
      Loss/write down on disposal of investments-net ....         547          500
      Decrease in deferred income taxes .................        (307)        --
      Equity in operations of joint ventures-
        net of dividends received .......................        --          2,113
      Changes in assets and liabilities:
        Decrease in receivables and other current assets          923       13,091
        Decrease (increase) in other assets and
          deferred charges ..............................       1,999         (345)
        (Decrease)increase in accounts payable and
          accrued liabilities ...........................      (1,823)         377
        Increase in other liabilities ...................        --            179
        Other ...........................................         106         (922)
                                                            ---------    ---------
Net cash provided by operating activities ...............      24,573       77,381
                                                            ---------    ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property ...............    (116,573)    (160,025)
  Proceeds from disposition of vessels and other property      58,009       77,282
  Payments for drydocking ...............................      (1,200)      (2,438)
  Investment in joint ventures-net ......................        --          1,076
  Proceeds from notes receivable ........................       6,737        1,187
  Proceeds from (payments for) investments-net ..........       6,129         (533)
  Escrow of funds .......................................      11,500       (1,000)
                                                            ---------    ---------
Net cash used by investing activities ...................     (35,398)     (84,451)
                                                            ---------    ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from issuance of debt ........................     125,929       77,000
  Payments on debt ......................................     (97,107)     (57,984)
  Payments for debt issue costs .........................      (1,245)        (536)
  Proceeds from issuance of common stock-net ............        --           (985)
                                                            ---------    ---------
  Net cash provided by financing activities .............      27,577       17,495
                                                            ---------    ---------

Net increase in cash and cash equivalents ...............      16,752       10,425
Cash and cash equivalents at beginning of year ..........      17,730       35,328
                                                            ---------    ---------
Cash and cash equivalents at end of period ..............   $  34,482    $  45,753
                                                            =========    =========



See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

     The condensed consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

     OMI, a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands, provides seaborne transportation services primarily of crude oil and refined petroleum products. The Company is the successor to Universal Bulk Carriers, Inc., a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation) through a tax-free distribution to Old OMI shareholders of one share of the Company's common stock for each share of Old OMI common stock. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     RECLASSIFICATIONS--Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. These reclassifications had no effect on previously reported net income.

     NEWLY ISSUED ACCOUNTING STANDARDS--The Financial Accounting Standards Board "FASB" recently issued four Statements of Financial Accounting Standards ("SFAS"), which are summarized as follows:

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets as of June 30, 2002 and therefore there was no impact on the financial statements.

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

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this statement did not have any effect on the Company's results of operations or financial position.

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

     As of June 30, 2002, the Company has interest rate swaps and Future Rate Agreements ("FRA's") to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA's are designated as cash flow hedges. These swaps and FRA's were completely effective and therefore no ineffectiveness was recorded in the Consolidated Statements of Operations.

NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

As of June 30, 2002 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
   variable rates of the London Interbank Offering
   Rate ("LIBOR")(1) (2) ..........................   $460,051
7.00% Convertible Note due 2004 ...................      1,325
                                                      --------
          Total ...................................    461,376
          Less current portion of long-term debt ..     45,788
                                                      --------
Long-term debt ....................................   $415,588
                                                      ========

(1) Rates at June 30, 2002 ranged from 2.9735 percent to 5.5 percent (including margins).

(2) OMI has secured interest rate swaps that fix $95,000,000 of variable rate debt at 4.86% for three years and $60,000,000 at 4.77% for four years (excluding margins), and $95,289,000 by FRA's with interest rates within a range of 2.355% to 2.50% (excluding margins) until December 2002.


2002 Financing Transactions

     The Company has a term loan agreement, secured by 16 vessels, in the original amount of $310,000,000 (the "$310 Facility"), which has a balance of $176,392,000 at June 30, 2002. In March 2002, this Facility was amended to reduce the three remaining 2002 quarterly payments from $10,000,000 to $6,250,000 and increase the balloon payment by $11,250,000. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6,051,000 as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91,683,000. As a result of the amendment, the Company's margin on this Facility was increased by 25 basis points. Currently the Company's interest rate margin is 2.25% over LIBOR.

     On March 27, 2002, the Company entered into a $78,000,000 reducing revolving liquidity facility secured by first mortgages on two vessels and second mortgages on 17 vessels (one vessel was sold in April 2002). The loan, which matures on March 27, 2007, bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3,000,000, with the balance being payable with the tenth payment. As of June 30, 2002, the line has been reduced to $73,678,000; the Company had $28,588,000 available under the line.

     In November 2001, the Company obtained a seven-year $44,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22,000,000 tranches. At June 30, 2002, the balance of the loan was $42,050,000. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $650,000 and next 16 at $375,000) plus a balloon of $8,200,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

     Reducing Revolving Facility

     On July 27, 2001, OMI entered into a six year $348,000,000 reducing revolving credit facility (the "$348 Facility"), which was reduced to $329,000,000 when the Company elected not to exercise its option on a newbuilding and as of June 30,2002 has been reduced to $299,773,000 due to the sale of the COLUMBIA (see Note 6). The Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments and final payments at delivery on eleven newbuilding vessels, with deliveries scheduled through 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount under the Facility. The Facility includes interest rate margins based on a pricing ratio grid (currently 2.25% over LIBOR). The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6,539,000 per quarter until July 27, 2007 at which time the entire Facility is due. At June 30, 2002, the Company had drawn $158,320,000. The remainder of the Facility becomes available when construction and delivery payments are made. During the six months ended June 30, 2002 OMI drew an aggregate of $38,929,000 for the acquisition of two newbuildings delivered in January and March 2002.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of June 30, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of June 30, 2002, the Company had two interest rate swap transactions with notional amounts of $60,000,000 and $95,000,000 in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005, respectively. These transactions have been designated as cash flow hedges, and as of June 30, 2002, the Company has recorded a liability of $4,647,000 and a charge correspondingly to Accumulated other comprehensive income related to the fair market value of these swaps.

Future Rate Agreements

     In February 2002, OMI entered into five FRAs, which match five loan tranches of the $348 Facility, for an aggregate notional value of $95,289,000. The FRAs fixed the interest rate before margins on these tranches within a range of 2.355% to 2.50%. As of June 30, 2002, the Company has recorded a liability of $32,000 and a charge correspondingly to Accumulated other comprehensive income representing an adjustment to the fair market value of the FRAs.

NOTE 3 - EARNINGS PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

                                     FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                        ENDED JUNE 30,          ENDED JUNE 30,
                                     --------------------     ------------------
  (in thousands, except per share       2002     2001           2002     2001
  amounts)                             ------   ------         ------   ------
BASIC EARNINGS PER SHARE:
   Weighted average common shares
   outstanding ..................      70,279   67,287         70,264   64,749
                                       ======   ======         ======   ======
DILUTED EARNINGS PER SHARE:
   Weighted average common shares
     outstanding ................      70,279   67,287         70,264   64,749
   Options ......................         229      544            211      500
   7% Convertible notes .........        --       --             --       --
                                       ------   ------         ------   ------
Weighted average common shares
     Outstanding-diluted ........      70,508   67,831         70,475   65,249
                                       ======   ======         ======   ======
BASIC EARNINGS PER SHARE:

   Net income ...................      $ 0.03   $ 0.59         $ 0.03   $ 1.05
                                       ======   ======         ======   ======
DILUTED EARNINGS PER SHARE:
   Net income ...................      $ 0.03   $ 0.58         $ 0.03   $ 1.04
                                       ======   ======         ======   ======

     The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 because the average price of OMI's stock was less than the stock conversion price of $7.375.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 2002 and 2001 interest paid totaled approximately $11,564,000 and $12,483,000, respectively.

     During March 2002, OMI issued a total of 11,073 shares at $2.89 to one director in lieu of his annual fee of $33,000.

NOTE 5 - ACQUISITIONS

     During January and March 2002, OMI took delivery of two handymax product carriers contracted from the same shipyard. Total capitalized costs for both vessels aggregated approximately $59,651,000. The vessels have been partially financed by the $348 Facility (see Note 2) and began three-year time charters upon delivery.

     During March 2002, the Company acquired one handysize product carrier. Total capitalized costs for the vessel aggregated approximately $30,318,000 of which $22,000,000 was financed (see Note 2). The vessel began a three-year time charter upon delivery.

NOTE 6 - DISPOSAL OF VESSELS

     In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29,000,000 in cash, $12,000,000 of cash in an escrow account and $3,700,000 from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50,000,000. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4,700,000 will be amortized over the charter period.

     In February 2002, OMI contracted to sell a 1988 built product carrier for $9,100,000 and recognized a charge of $302,000 on the income statement representing the write down to the vessel's net realizable value. The vessel was delivered to its new owners on April 4, 2002.

NOTE 7 - DISPOSAL AND WRITE DOWN OF INVESTMENTS

     During the three and six months ended June 30, 2002, OMI recorded a net loss on the disposal/write down of investments aggregating $934,000 and $850,000, respectively.

     During the three and six months ended June 30, 2002, OMI sold marketable securities and received net proceeds of approximately $6,129,000. The sales resulted in a net gain of $284,000 for the three months and $303,000 for the six months ended June 30, 2002.

NOTE 8 - FINANCIAL INFORMATION RELATING TO SEGMENTS

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

     The following is a summary of the operations by major operating segments for the three and six months ended June 30, 2002 and June 30, 2001:


                                       FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                       -------------------   -------------------
(in thousands)                           2002       2001       2002       2001
                                       --------   --------   --------   --------
Total Revenues:
   Crude Oil Tanker Fleet ...........  $ 21,896   $ 34,361   $ 41,592   $ 78,016
   Product Carrier Fleet ............    26,244     21,324     50,894     37,638
   Other ............................        49        150         49        226
                                       --------   --------   --------   --------
     Total ..........................  $ 48,189   $ 55,835   $ 92,535   $115,880
                                       ========   ========   ========   ========

Time Charter Equivalent Revenues: (1)
   Crude Oil Tanker Fleet ...........  $ 15,648   $ 30,265   $ 29,378   $ 67,946
   Product Carrier Fleet ............    24,391     18,350     46,996     34,035
   Other ............................      --         --         --         --
                                       --------   --------   --------   --------
     Total ..........................  $ 40,039   $ 48,615   $ 76,374   $101,981
                                       ========   ========   ========   ========


                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                                  --------------------    --------------------
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
(in thousands)
Income (loss) before income taxes and equity
   in operations of joint ventures:
   Crude Oil Tanker Fleet...................(2)   $   (455)   $ 33,761    $ (2,626)   $ 57,131
   Product Carrier Fleet....................(2)      5,861       8,222      10,915      14,603
   General and administrative expense
     not allocated to vessels .................     (2,275)     (2,080)     (4,601)     (3,715)
   Other ......................................     (1,299)       (273)     (1,786)       (216)
                                                  --------    --------    --------    --------
     Total ....................................   $  1,832    $ 39,630    $  1,902    $ 67,803
                                                  ========    ========    ========    ========

(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income includes (Gain) loss on disposal/write down of vessels-net see below:


                                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          JUNE 30,               JUNE 30,
                                                   ---------------------    -------------------
(in thousands)                                        2002        2001        2002       2001
                                                   ----------   --------    --------   --------
Crude Oil Tanker Fleet ..........................  $     --     $(17,473)   $   --     $(18,913)
Product Carrier Fleet ...........................        --         (596)        289       (596)
                                                   ----------   --------    --------   --------
(Gain) loss on disposal/write down of vessels-net  $     --     $(18,069)   $    289   $(19,509)
                                                   ==========   ========    ========   ========

     During the three and six months ended June 30, 2002 and 2001, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

NOTE 9 - TAX MATTERS

     The income tax benefit of $307,000 for the six months ended June 30, 2002 represented the reversal of tax accruals pertaining to certain tax years prior to the spin off date of June 17, 1998.

     During the six months ended June 30, 2002, OMI paid $535,000 of the reserve for deferred income taxes, which represents the settlement relating to prior tax years which have been closed.

     OMI is a Marshall Islands Corporation (see Note 1). Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's operations prospectively will not be subject to income taxes in the United States (other than adjustments to previously reported amounts). The remaining reserve in deferred income taxes at June 30, 2002 was $2,258,000.

NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES

Contracts to Purchase Vessels

     During June 2001, OMI agreed to have constructed two 70,100 deadweight metric tons ("dwt") product carriers for $36,718,000 each, which are expected to be delivered in April and July of 2003. At June 30, 2002, approximately $66,094,000 is scheduled to be paid to the shipyard in the next two years ($11,016,000 in 2002 and $55,078,000 in 2003). In June 2002, OMI committed to time charter the two Panamax vessels for a period of five years (excluding options of the charterer to extend the charters) from their delivery dates.

     During February 2001, OMI agreed to purchase two Suezmax vessels under construction by another owner for delivery in September and October 2002. The aggregate contract price is $55,600,000 for each vessel. As of June 30, 2002, an aggregate of approximately $64,256,000 is scheduled to be paid at the times of delivery of the vessels.

     During 2000 and 2001, OMI contracted to build four 47,000 dwt product carriers for approximately $116,960,000. Two of the vessels were delivered in the first quarter of 2002 and the other two are scheduled for delivery in the first quarter of 2003. All four vessels have three-year time charters upon delivery and are financed at 65%. At June 30, 2002, approximately $52,857,000 was scheduled to be paid to the shipyard over the next year($11,746,000 in 2002 and $41,111,000 in 2003).

Other

     The Company is continuing to cooperate with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company is providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     During July 2002, OMI agreed to charter-in a handymax product carrier at $13,500 a day beginning in October 2002 for a one year period.

NOTE 11-STOCKHOLDERS' EQUITY

Stock Based Compensation

     Options- During the six months ended June 30, 2001, the Company recorded compensation expense of $72,000 relating to stock options. The 2001 compensation expense was recorded in general and administrative expense in the statements of operations. There was no compensation expense related to stock options for the six months ended June 30, 2002.

Restricted Stock

     In April 2002, OMI awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately

$80,000. Restrictions lapse for 25 percent of the shares at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at the individual's retirement date (if the director remains with the Company for at least five years from the date of grant).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management's discussion and analysis of OMI Corporation ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q.

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

GENERAL

Overview

     OMI is one of the largest publicly-traded providers of energy transportation services in the world. Our ships carry crude oil and refined petroleum products in international markets for major oil companies and commodity traders. The Company is the successor to Universal Bulk Carriers, Inc., a Liberian corporation, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation) through a tax-free distribution to Old OMI shareholders of one share of the Company's common stock for each share of Old OMI common stock. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     In the past few years we have expanded and modernized our fleet by taking delivery of newly constructed vessels and acquiring new vessels that have time charters or vessels that have similar characteristics of the fleet. We have also made a concentrated effort to increase the number handysize and handymax type vessels on time charters. As of June 30, 2002, 654,061 deadweight metric tons ("dwt") or 28 percent of the Company's fleet were committed to time charters. In both the three and the six months ended June 30, 2002, time charter revenue accounted for 57 percent of Time Charter Equivalent ("TCE") revenue.

     Consolidated TCE revenue of $76.4 million for the six months ended June 30, 2002 comprises time charter revenue ("TC revenue") and voyage revenue less voyage expenses from vessels operating in the spot market. For the six months ended June 30, 2002, TCE revenue comprised $43.5 million generated by time charters ($37.7 million by the Clean Fleet; $5.8 million by the Crude Oil Fleet) and $32.9 million generated by voyage charters ($23.6 million by the Crude Oil Fleet; $9.3 million by the Clean Fleet).

     OMI had anticipated the possibility of difficult tanker markets such as we are currently experiencing, so in 2000 and 2001, when the markets were stronger, we secured long-term contracts at very attractive yields. This year we will have approximately $86.0 million of revenue from long-term contracts, approximately double the amount we had in 2001(see Outlook section).

     OMI's net income was $1.8 million or $0.03 basic and diluted earnings per share ("EPS") for the second quarter 2002 compared to net income of $39.6 million or $0.59 basic and $0.58 diluted EPS for the second quarter 2001. For the six months ended June 30, 2002, net income was $2.2 million or $0.03 basic and diluted EPS compared to net income of $68.0 million or $1.05 basic and $1.04 diluted EPS for the six months ended June 30, 2001.

Business Strategy

     OMI's strategy is to operate a major international crude oil and petroleum products transportation company with a quality management team to achieve the following Company goals:

Improved Financial Strength-OMI has positioned itself so that its financial strength and financial flexibility are at their strongest in the Company's history.

Upside Earnings Potential- Through our crude oil fleet, we have the ability to capture upside earnings in strong tanker markets with vessels operating in the spot market balanced with steady cash flow from its product carrier fleet operating on time charters.

Predictable Revenue and Earnings Stream- OMI's product carrier fleet is mostly operating under multi-year time charter contracts, providing for predictable revenue through industry cycles, most importantly in down markets. Five time charter agreements have profit sharing arrangements which provide potential for upside earnings during strong markets.

Expansion and Modernization of Tanker Fleet-OMI has one of the youngest tanker fleets in the world with a current average age of approximately 7 years compared to the industry average age of 12 years. The acquisition of modern tonnage is a continuing program based on current commitments and opportunities that arise in the market place.

OUTLOOK

     The Company anticipates the results in 2002 to be lower than the comparable 2001 periods, however, in the fourth quarter of 2002, the world economy is projected to grow, and as a result the demand for oil should increase. The increase in demand for oil and related products should increase the TCE rates as long as the scrappings of the older vessels are at least equivalent.

     The fleet renewal program will continue as we take delivery of two Suezmax newbuildings in the third and fourth quarters of 2002 and four new buildings, two handymax and two Panamax vessels, that are scheduled for delivery from the shipyards in 2003. The two handymax vessels will begin three-year time charters and the two Panamax vessels will begin five year time charters upon delivery. When appropriate, we may also look to make other strategic vessel acquisitions. The delivery and potential acquisitions of vessels may be funded by operating cash, issuance of stock, debt financing, and proceeds from the disposal of vessels.

Time Charter Revenue and Drydock

     As a hedge against weaker rates, OMI's strategy has been to fix its product carriers on attractive long-term contracts. Our long-term contracts average over three years in length and provide:

     >> Revenue stream that is predictable and visible for several years >> Lower risk
     >> Consistent earnings growth

     Five of our seventeen long-term contracts have profit sharing (long-term contracts that have a floor rate and profit sharing with the customer when tanker rates exceed a certain price with no cap). These profit sharing arrangements enable us to take advantage of any upturn in the market.

     During the second quarter 2002, 53 percent of the total fleet's operating days or an aggregate of 654,061 dwt of our 2,301,716 dwt fleet were committed on time charters. Although currently 17 vessels of OMI's 33 vessel fleet operate on time charters, the majority of the Company's tonnage operates in the spot market, giving the Company the ability to take advantage of any increase in rates while protecting its downside. OMI's business strategy blends long-term contract revenue at attractive rates with the ability to capture earnings upswing in a rising spot market with its Suezmax tanker fleet, certain of its product carriers, Panamaxes, ULCC and from profit sharing arrangements for five of the product carriers on time charter. The contracted time charter revenue scheduled below does not include any estimated profit sharing in the future periods for the five vessels eligible for profit sharing. However, profit sharing of $2.2 million earned by two vessels in 2002 is included. Projected requirements for offhire relating to drydock are also included. No assumptions are made that any expiring time charters will be extended.

        The following reflects OMI's contracted TC revenue through 2004.


                    [CONTRACTED TIME CHARTER REVENUE CHART]

(In millions)            2000    2001    2002    2003    2004
                        -----   -----   -----   -----   -----
TC Revenue ..........   $16.3   $43.5   $85.8   $99.3   $92.0
Number of Vessels (1)       5      14      17    20(2)   11(3)

(1)  Number of vessels at the end of each year.

(2) During 2003, one time charter terminates and four newbuildings to be delivered begin time charters.

(3) Twenty vessels operate on time charters during 2004; nine vessels complete time charter contracts during the year.

TC revenue is the amount contracted to date and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock.

     We do not foresee any unusual increase in costs for the fleet in 2002. The vessel costs in future years may be higher than in past years because some of the newer vessels are approaching their first drydocks and/or special surveys and will incur costs associated with periodic routine maintenance. OMI currently estimates approximately 206 offhire days and $5.0 million in capital expenditures for drydocks and/or special surveys for the second half of 2002 for two handysize crude carriers on long-term time charters, one Suezmax vessel, one Panamax vessel and five product carriers, two of which are on long-term time charters. Some drydockings may be rescheduled to 2003.

OMI's Fleet

     OMI's fleet currently comprises 33 vessels aggregating 2.3 million dwt, consisting of six Suezmaxes (including two chartered-in), three Panamax tankers carrying crude oil, 21 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC") as follows:

                                            Number
                                           of Vessels                dwt
                                           ----------         -----------------
CRUDE OIL FLEET:

   1998-2001 built Suezmax vessels ......         4           157,000 - 160,000
   1999-2000 Suezmax vessels chartered-in         2           157,000
   1993 built crude tankers .............         2            36,000
   1980's built Panamax vessels .........         3            66,000
   1986 built ULCC ......................         1           322,000
                                            -------
         Total ..........................        12
                                            -------

PRODUCT CARRIER ("CLEAN") FLEET:

   2000-2002 built handymax product .....         4            47,000
   1999-2002 built handysize product ....        10            35,000 - 37,000
   1984-1991 built handysize product ....         7            29,000 - 35,000
                                            -------
         Total ..........................        21
                                            -------

     Our objective is to operate a high quality, well-maintained, modern fleet of vessels concentrated in the crude oil and product carrier markets. Large fleets of uniform-sized and younger vessels offer many advantages to customers, and enable the Company to maintain lower operating costs. In recent years we have sought to modernize and increase the size of our fleet. While some vessels were ordered directly from the shipyard, we also purchased rights from other shipowners to obtain vessels upon delivery from shipyards. By doing so, we obtained earlier access to the vessels than we would have if we ordered them from the shipyards, and increased the size of our fleet without increasing the supply of tonnage. Two Suezmax vessels (to be delivered later in 2002) that are under construction and one handysize product carrier (delivered March 2002) were acquired from other owners in 2001.

     The following tables reflect the changes in the composition of OMI's fleet from January 2001 to August 2002 and are reflected in operating results for the periods reported. There were 16 acquisitions, which makes up 48 percent of the current fleet, and six dispositions contributing to a net increase of 1,683 operating days-net (1,556 day increase in the Clean Fleet and 127 day increase in the Crude Fleet) for the six months ended June 30, 2002 compared to the same period in 2001 (see Breakdown by Fleet). During the second quarter 2002, there were 851 more operating days-net due to acquisitions/disposals, (752 day increase in the Clean Fleet and 99 day increase in the Crude Fleet).

                       DATE                             CHARTER
ACQUIRED             DELIVERED         TYPE              TYPE
--------             ---------       ---------          -------
SOMJIN .........     JAN.  2001       Suezmax             SPOT
RACER ..........     FEB.  2001       Handysize           SPOT
RAIN ...........     MAR.  2001       Handysize           SPOT
RADIANCE .......     MAR.  2001       Handysize           SPOT
RHONE ..........     APR.  2001       Handysize           T/C
BANDAR AYU (1) .     JUN.  2001       Handysize           T/C
TANDJUNG AYU (1)     JUN.  2001       Handysize           T/C
MARNE ..........     SEPT. 2001       Handysize           T/C
MADISON ........     SEPT. 2001       Handysize           T/C
CHARENTE .......     SEPT. 2001       Handysize           T/C
TRINITY ........     OCT.  2001       Handysize           T/C
ASHLEY .........     NOV.  2001       Handysize           T/C
OHIO ...........     DEC.  2001       Handysize           T/C
AMAZON .........     JAN.  2002       Handymax            T/C
SAN JACINTO ....     MAR.  2002       Handymax            T/C
ORONTES ........     MAR.  2002       Handysize           T/C
COLUMBIA (4) ...     JUN.  2002       Suezmax             SPOT

DISPOSALS              DATE            TYPE
---------            ---------       ---------
HARRIET (2)          JAN. 2001       Suezmax
ALTA (2)             MAR. 2001       Suezmax
RADIANCE             MAY  2001       Handysize
LOIRE                JUN. 2001       Suezmax
SOYANG (3)           DEC. 2001       Suezmax
LIMAR                APR. 2002       Handysize
COLUMBIA (4)         JUN. 2002       Suezmax

(1) Handysize vessel carrying crude oil.
(2) Vessel chartered-in, redelivered early to owners.
(3) Vessel was chartered back in a sale leaseback transaction and was renamed the MAX JACOB.
(4) The COLUMBIA, a previously chartered-in vessel, was acquired and simultaneously sold during June 2002. The vessel, renamed OLIVER JACOB, has been time chartered back by the Company for eight years and has been accounted for as an operating lease.

OMI has the following vessels under construction:

                                  Delivery    Approx.     Charter
To Be Named    Type of Vessel       Date        dwt     Expiration
-----------    --------------    ----------   -------   ----------
DAKOTA             Suezmax       SEPT. 2002   159,000      Spot
DELAWARE           Suezmax       OCT.  2002   159,000      Spot
MOSELLE            Handymax      FEB.  2003    47,000     2/2006
ROSETTA            Handymax      MAR.  2003    47,000     3/2006
OTTAWA             Panamax       APR.  2003    70,100     4/2008
TAMAR              Panamax       JULY  2003    70,100     7/2008
                                              -------
                                      Total   552,200
                                              =======

RECENT ACTIVITIES

     During 2002, the Company entered into the following transactions to improve its financial position and strengthen its balance sheet:

(1) During July 2002, OMI agreed to charter-in a handymax product carrier beginning in October 2002 for a one year period.

(2) In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29.0 million in cash, $12.0 million of cash in an escrow account and $3.7 million of proceeds from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million will be amortized over the charter period. The Company used $20.0 million of the sales proceeds to pay down a line of credit.

(3) On April 4, 2002, OMI sold a 1988 built product carrier for $9.1 million and paid down related debt of $6.0 million.

(4) In June 2002, OMI agreed to time charter two Panamax vessels to a major oil company for a period of five years (excluding options of the charterer to extend the charters) from their delivery dates. The vessels are scheduled to be delivered in April and July 2003.

(5) In March 2002, the Company entered into a $78.0 million reducing revolving liquidity facility secured by first mortgages on two vessels and second mortgages of vessels under another Facility. As of June 30, 2002, the line was reduced to $73.3 million and the Company had $28.6 million available under the line.

(6) In March 2002, OMI's term loan agreement (in the original amount of $310.0 million) was amended to reduce the three remaining 2002 quarterly payments from $10.0 million to $6.25 million and increase the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million.

(7) In January and March 2002, OMI took delivery of three 2002 built product carriers (two 47,000 dwt and one 37,000 dwt). Each vessel began a three year time charter upon delivery.

MARKET OVERVIEW

     Rates in the second quarter 2002 declined for both the crude oil fleet and for the product carrier fleet in comparison to the second quarter 2001, however, remained stable compared to the first quarter 2002.

     Tanker charter rates are determined in a highly competitive market. Our TCE revenues have fluctuated and will continue to fluctuate based upon a variety of factors such as:

>>   changes in supply of and demand for tanker capacity
>> volume of crude oil and petroleum products transported and distance which it is carried
>>   changes in world economic conditions affecting demand for oil
>> orderbook, fleet age and government regulations and scappings affecting supply of tankers
>>   changes in behavior of tanker users
>>   operating efficiency of fleet (utilization).

     Although it is expected that the global oil market will improve in the second half of the year, the determining factor will be the growth in oil demand and OPEC's response to the growth in oil demand. If the anticipated growth in oil demand meets current expectations, then an increase in output will be needed to maintain a balance that will not upset oil prices, tanker rates and asset values, and consequently, the demand for tankers should increase.

SUEZMAX TANKER OVERVIEW

     The crude tanker market weakness, especially for the large size vessels, which began about a year ago, continues, and in the second quarter 2002 the average Suezmax tanker TCEs were about the same as the preceding quarter, but about half of the TCE rates in the second quarter a year ago. The tanker market remains weak early in the third quarter as a result of weak international industrial production and the resulting adverse effect on oil demand, in addition to seasonal weakness in oil demand, and, as a consequence, low OPEC oil production, which together with short-haul non-OPEC oil production gains have resulted in shorter delivery distances and reduced tanker tonne-mile demand, despite a small decrease of the tanker supply.

                  OPEC Crude Oil Production and Tanker Earnings

               OPEC Crude Oil Production (Million barrels per day)

               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001        2002
IQ            23.84    23.16    23.97    25.08     24.95    24.44    25.33    26.96    28.20    27.78    26.51    28.33       25.10
IIQ           23.69    22.41    23.58    24.22     24.87    24.40    25.34    26.86    28.13    26.15    27.92    27.08       24.59
IIIQ          22.21    23.63    24.51    24.85     24.74    24.94    25.54    27.28    27.27    26.56    28.68    27.57
IVQ           23.19    24.13    25.38    24.90     25.07    24.96    26.25    27.88    27.33    25.99    29.02    26.45

                                             Daily Tanker Earnings (1) (In thousands)

               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001        2002
IQ             22.0     27.7     13.7     15.3      12.4     15.2     22.2     24.8     28.4     23.2     27.7     51.6        18.0
IIQ            20.0     25.6      6.9     13.4      12.5     13.6     22.0     24.9     24.0     17.1     37.8     35.6        18.0
IIIQ           14.3     21.0      6.0     13.9      12.3     18.4     20.9     25.6     21.9     14.3     51.6     30.6
IVQ            16.8     16.1      9.6     15.9      15.8     17.3     21.6     27.9     21.6     19.2     63.6     23.8


(1) 140000 DWT West Africa/US Atlantic Coast Voyage for mid-1970s Built Vessels in 1990, Mid-1980s Built Vessels in the 1991-95 Period and Modem Vessels Beginning in 1996.

Source: Fearnleys, Oslo. PIRA Energy Group

     World oil demand in the second quarter 2002 was substantially below the preceding quarter level as well as below the same period last year. The world oil demand is expected to show a year-on-year growth in the third quarter, and is expected to increase further in the last months of 2002 due to some improvement in world economic activity and usual seasonal oil demand gains in the winter. OPEC's oil production is estimated at about 25.2 million barrels per day ("b/d"), down by 2.1 million b/d compared to the same time last year. More importantly, the oil output by the long-haul Middle East OPEC producers is estimated at 17.4 million b/d, down by 1.6 million b/d compared to the same time a year ago.

     OPEC oil production cuts have more than offset world oil demand declines leaving commercial crude oil stocks at the end of June 2002 in the three major oil consuming areas - North America, Western Europe and Japan, at the same level as a year ago and below the average level of the last six years. However, oil product stocks are marginally above the level of a year ago and about the same as the average level of the last six years. Oil inventories are expected to fall by the end of the third quarter 2002 to low historical levels.

                      TANKER ORDERBOOK AND 20+ YEAR OLD AS
                            PERCENTAGE OF FLEET DWT

                            PERCENTAGE
                            ----------
VESSELS ON ORDER ..........   23.50%
VESSELS 20+ YEARS OLD .....   23.50%

     Source: Fearnley's, Oslo Note: As at 6/30/02

     The world tanker fleet totalled about 276 million dwt at the end of the second quarter 2002, down by 1.4 million dwt from the end of 2001 level, and down by 8.1 million dwt or 2.8% below the level prevailing a year ago.

     The tanker orderbook for delivery over the next few years stood at 64.8 million dwt, or 23.5% of the existing fleet at the end of June 2002. Approximately 15.9 million dwt are for delivery in the balance of this year,
30.9 million dwt in 2003, 16.6 million dwt in 2004 and the balance in 2005. The tanker orderbook includes 58 Suezmaxes of about 9.1 million dwt or 26.4% of the existing internationally trading Suezmax tanker fleet.

     Approximately 64.9 million dwt or 23.5% of the total tanker fleet was 20 or more years old, including 34 million dwt or 12.3% of the tanker fleet which was 25 or more years old. In addition, 30 and 22 Suezmaxes were 20 or more and 25 or more years old, respectively.

     Tanker sales for scrap and for Floating Production Storage Offloading conversion continued at a high rate due to low tanker freight rate environment and through the end of June totaled about 12.9 million dwt. Tanker sales for scrap are expected to continue given the current low freight rate environment, high tanker deliveries through 2003 and the age demographics of the tanker fleet with the new IMO regulations taking effect on January 1, 2003.

PRODUCT TANKER OVERVIEW

     The product tanker market fared better than the crude tanker market in the second quarter 2002, and average TCE for handysize oil product carriers in the Caribbean improved compared to the previous quarter. However, TCEs at about $13,000/day were well below those prevailing in the second quarter last year. The average TCE improvement was the result of high gasoline imports in the U.S. to meet strong gasoline demand, as well as a small growth in the product tanker supply in the second quarter and so far in 2002. The TCE has fallen somewhat early in the current quarter.

     The world product tanker fleet totaled about 48.5 million dwt at the end of June 2002, up marginally from the year-end 2001 level, and the product tanker orderbook for delivery over the next few years totaled about 14.3 million dwt, or 29.6% of the existing product tanker fleet. Approximately 2.6 million dwt are for delivery in 2002, 6.3 million dwt in 2003, 5.0 million dwt in 2004 and the balance in 2005. At the same time 12.3 million dwt or 25.4% of the existing fleet was 20 or more years old, including 4.8 million dwt or 9.9% of the existing fleet that was 25 or more years old. It seems that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next two years, unless scrappings accelerate.

                     HANDYSIZE & HANDYMAX ORDERBOOK AND 20+
                      YEAR OLD AS PERCENTAGE OF FLEET DWT

                              PERCENTAGE
                              ----------
VESSELS ON ORDER ............   29.40%
VESSELS 20+ YEARS OLD .......   26.30%

Note: As at 6/30/02
     Source: SSY Consultancy and Research Ltd., London

     The expected improvement of world economic activity and the corresponding increase in demand for oil and oil transportation in the fourth quarter of 2002 bodes well for the tanker market. However, given the high tanker orderbook for delivery in the balance of 2002 and next year, the level of tanker rates will depend on the level of oil demand growth and tanker scrappings.

RESULTS OF OPERATIONS

     Results of operations include operating activities of the Company's vessels. The following discussion explains our operating results in terms of both Operating income (excluding (Gain) loss on disposal/write down of vessels-net and General and administrative expenses)and TCE revenues. Operating expenses included in operating income include charter hire expense. Consistent with industry practice, we use TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

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

     Voyage, time and bareboat charters are available for varying periods, ranging from a single trip to a long-term arrangement approximating the useful life of the ship to commercial firms (such as oil companies) and governmental agencies (both foreign and domestic) on a worldwide basis. In general, a long-term charter assures the vessel owner of a consistent stream of revenue. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond the control of OMI (see Market Overview section).

     OMI has been securing vessels on long-term time charter contracts (see Outlook section). Currently, 17 of OMI's 33 vessels are performing on time charters greater than one year. This represents 53 percent of the operating days of the fleet during the second quarter 2002. The crude oil fleet, however, operates primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows, total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs or initial positioning of the vessel. Vessel expenses included in operating income discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and Company standards.

     Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. OMI locked in rates for most of its hull and machinery coverage (i.e. asset insurance), and protection and indemnity coverage (liability insurance provided by "P&I Clubs") with multi-year contracts in 2001, which also cover the new vessels that OMI has on order. In addition, some P&I Clubs, which are mutual indemnity providers, assessed their members additional amounts for several past years due to their current financial needs resulting from the current poor investment markets and an increased level of claims. Certain other insurances, such as war risk, also increased rates. As a result insurance expense increased in the 2002 periods compared to 2001.

OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001

     Operating income of $11.8 million for the three months ended June 30, 2002 decreased by a net $17.6 million from $29.4 million for the three months ended June 30, 2001. Operating income of $20.6 million for the six months ended June 30, 2002 decreased by a net $43.7 million from $64.3 million for the six months ended June 30, 2001. Operating income for the three and six months ended June 30, 2002 and 2001 were as follows by market segments in which OMI primarily operates.

                                              FOR THE             FOR THE
                                           THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
(in millions)                             2002      2001      2002       2001
                                         ------    ------    ------     ------
VOYAGE AND OTHER REVENUES:
   Crude Oil Fleet ....................  $ 21.8    $ 34.3    $ 41.5     $ 78.0
   Product Carrier Fleet ..............    26.3      21.3      50.9       37.7
   Other Revenue ......................     0.1       0.2       0.1        0.2
                                         ------    ------    ------     ------
   Total ..............................  $ 48.2    $ 55.8    $ 92.5     $115.9
                                         ======    ======    ======     ======

VOYAGE EXPENSES:
   Crude Oil Fleet ....................  $  6.2    $  4.0    $ 12.2     $ 10.1
   Product Carrier Fleet ..............     1.9       3.0       3.9        3.6
                                         ------    ------    ------     ------
   Total ..............................  $  8.1    $  7.0    $ 16.1     $ 13.7
                                         ======    ======    ======     ======

TCE REVENUES:
   Crude Oil Fleet ....................  $ 15.6    $ 30.3    $ 29.3     $ 67.9
   Product Carrier Fleet ..............    24.4      18.3      47.0       34.1
                                         ------    ------    ------     ------
   Total ..............................  $ 40.0    $ 48.6    $ 76.3     $102.0
                                         ======    ======    ======     ======

VESSEL EXPENSES (INCLUDING CHARTER HIRE):
   Crude Oil Fleet ....................  $  9.2    $  7.0    $ 18.5     $ 14.5
   Product Carrier Fleet ..............     8.7       4.9      16.8        8.8
   All Other ..........................    (0.1)     (0.1)     (0.1)      (0.2)
                                         ------    ------    -------    ------
Total .................................  $ 17.8    $ 11.8    $ 35.2     $ 23.1
                                         ======    ======    ======     ======

DEPRECIATION AND AMORTIZATION:
   Crude Oil Fleet ....................  $  4.6    $  4.1    $  9.0     $  8.3
   Product Carrier Fleet ..............     5.8       3.4      11.4        6.4
   All Other ..........................     0.1       0.1       0.2        0.1
                                         ------    ------    ------     ------
   Total ..............................  $ 10.5    $  7.6    $ 20.6     $ 14.8
                                         ======    ======    ======     ======

OPERATING INCOME: (1)
   Crude Oil Fleet ....................  $  1.8    $ 19.2    $  1.8     $ 45.1
   Product Carrier Fleet ..............     9.9      10.0      18.8       18.9
   All Other ..........................     0.1       0.2        --        0.3
                                         ------    ------    ------      ------
   Total ..............................  $ 11.8    $ 29.4    $ 20.6     $ 64.3
                                         ======    ======    ======     ======

(1) Operating Income excludes (Gain) loss on disposal/write down of vessels-net and General and administrative expenses.

Net changes are discussed as follows according to the two market segments (crude oil fleet and product carrier or "Clean" fleet) in which OMI primarily operates.

CRUDE OIL TANKER FLEET

     Operating income decreased $17.4 million for the three months and $43.3 million for the six months ended June 30, 2002 compared to the same periods in 2001.


CRUDE OIL FLEET:

Breakdown by Fleet
In thousands, except daily rates                   FOR THE THREE           FOR THE SIX
  & expenses, number of vessels and                 MONTHS ENDED          MONTHS ENDED
  operating days                                      JUNE 30,               JUNE 30,
(Unaudited)                                       2002        2001       2002        2001
---------------------------------------------   --------    --------   --------    --------
SUEZMAXES:
   TCE Revenue ..............................   $  9,665    $ 21,163   $ 17,671    $ 47,580
                                                --------    --------   --------    --------
   Operating Expenses .......................      2,125       2,490      4,515       5,394
   Charter Hire Expense .....................      4,294       1,888      7,922       4,551
   Depreciation .............................      2,131       2,897      4,263       5,917
                                                --------    --------   --------    --------
   Operating Income .........................   $  1,115    $ 13,888   $    971    $ 31,718
                                                ========    ========   ========    ========
   Average Daily TCE (Spot) .................   $ 17,833    $ 37,426   $ 16,330    $ 37,924
   Average Daily TCE (Time Charter Out) .....       --      $ 18,191       --      $ 17,121
   Average daily operating expense ..........   $  4,917    $  4,010   $  5,119    $  4,396

   Number of vessels owned-end of
     period (1), (2) ........................          4           5          4           5
   Number of vessels chartered-in end of
     period (2), (3) ........................          2           1          2           1
   Number of operating days (Spot) ..........        542         516      1,082       1,111
   Number of operating days(Time Charter Out)       --            91       --           189
   ----------------------------------------------------------------------------------------
ULCC:
   TCE Revenue ..............................   $   (165)   $  2,004   $   (453)   $  5,535
                                                --------    --------   --------    --------
   Operating Expenses .......................        406       1,103      1,184       1,591
   Depreciation .............................        526         316        999         631
                                                --------    --------   --------    --------
   Operating (Loss)Income ...................   $ (1,097)   $    585   $ (2,636)   $  3,313
                                                ========    ========   ========    ========

   Average Daily TCE ........................   $ (1,814)   $ 46,615   $ (2,504)   $ 41,618
   Average daily operating expense ..........   $  4,462    $ 12,121   $  6,541    $  8,790

   Number of vessels owned-end of period ....          1           1          1           1
   Number of operating days .................         91          41        181         133
   ----------------------------------------------------------------------------------------
PANAMAXES:
   TCE Revenue ..............................   $  3,197    $  6,698   $  6,321    $ 14,435
                                                --------    --------   --------    --------
   Operating Expenses .......................      1,723       1,418      3,622       2,915
   Depreciation .............................      1,255         808      2,429       1,617
                                                --------    --------   --------    --------
   Operating Income .........................   $    219    $  4,472   $    270    $  9,903
                                                ========    ========   ========    ========

   Average Daily TCE ........................   $ 12,997    $ 24,536   $ 12,250    $ 26,585
   Average daily operating expense ..........      6,311       5,194      6,670       5,368

   Number of vessels owned-end of period ....          3           3          3           3
   Number of operating days .................        246         273        516         543
   ----------------------------------------------------------------------------------------
OTHER CRUDE:
   TCE Revenue ..............................   $  2,948    $    372   $  5,830    $    372
                                                --------    --------   --------    --------
   Operating Expenses .......................        641          85      1,195          85
   Depreciation .............................        714         107      1,427         107
                                                --------    --------   --------    --------
   Operating Income .........................   $  1,593    $    180   $  3,208    $    180
                                                ========    ========   ========    ========

   Average daily TCE ........................   $ 16,200    $ 16,574   $ 16,106    $ 16,564
   Average daily operating expense ..........   $  3,522    $  3,864   $  3,301    $  3,864

   Number of vessels owned-end of period (4)           2           2          2           2
   Number of operating days .................        182          22        362          22
   ----------------------------------------------------------------------------------------
TOTAL CRUDE FLEET OPERATING
   INCOME ...................................   $  1,830    $ 19,125   $  1,813    $ 45,114
                                                ========    ========   ========    ========


Note: Number of operating days (includes waiting days)but is reduced only for the days the vessels are in drydock.

(1) In June 2001, a Suezmax vessel was sold. During January 2001, a Suezmax newbuilding was delivered.
(2)  In December 2001, a vessel was sold and leased back.
(3)  In January and March 2001, OMI redelivered two chartered-in vessels.
(4) In June 2001, two handysize crude oil tankers were acquired with time charters.

Fluctuations in each of the crude oil fleet vessel types were as follows:

     Suezmaxes: Operating income decreased by $12.8 million for the three months and $30.7 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue decreased by $11.5 million during the three months and $29.9 million during the six months ended June 30, 2002 primarily from:

     (1) a decline in charter rates (see Market Overview) for the Suezmax tanker fleet coupled with waiting/slow steaming days,

     (2) a decrease in TCE revenue due to the sale of a Suezmax vessel in June 2001 ( resulting in 61 fewer operating days during the three months and 151 fewer days during the six month periods in 2002) and

     (3) a decline in earnings in 2002 due to the early termination of two chartered-in vessels that were redelivered during the first quarter 2001 (resulting in 86 fewer operating days during the six months in 2002).

     Charter hire expense increased for two vessels (and depreciation expense decreased for one vessel) due to the MAX JACOB (formerly SOYANG), which was sold and chartered back in December 2001 and OLIVER JACOB (formerly COLUMBIA), which was also sold and then time chartered back to the Company in June 2002.

     ULCC: Operating income decreased by $1.7 million for the three months and $5.9 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue decreased by $2.2 million during the three months and $5.9 million during the six months ended June 30, 2002 primarily due to waiting days for a significant part of the three and six month periods in 2002 and the cancellation of a voyage. Net operating expenses decreased in both periods during 2002 compared to 2001, primarily for decreased maintenance and repair and stores expense. Repairs made during the vessel's drydock in 2001 were expensed. Depreciation expense increased primarily for amortization of drydock expense (drydock performed July 2001).

     Panamaxes: Operating income decreased by $4.3 million for the three months and $9.6 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue decreased by $3.5 million during the three months and $8.1 million during the six months ended June 30, 2002 primarily from a decline in charter rates (see Market Overview) for the fleet coupled with waiting/slow steaming days and 27 offhire days for one vessel drydocked in the second quarter 2002. Operating expense increased primarily for increases in crew expenses in both periods in 2002 compared to 2001 periods. Depreciation expense increased primarily for amortization of drydock expense for two vessels drydocked in October and December 2001.

     Other Crude: Operating income increased by $1.4 million for the three months and $3.0 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue increased by $2.6 million during the three months and $5.5 million during the six months ended June 30, 2002 primarily from the two 1993 built crude oil carriers that were delivered in June 2001 that are continuing on long-term time charters.

PRODUCT CARRIER FLEET

     Operating income earned by the product carrier fleet decreased a net of $0.1 million for the three months and $0.1 million for the six months ended June 30, 2002 compared to the same periods in 2001.

CLEAN FLEET:

Breakdown by Fleet
In thousands, except daily rates       FOR THE THREE         FOR THE SIX
  & expenses, number of vessels and     MONTHS ENDED        MONTHS ENDED
  operating days                          JUNE 30,            JUNE 30,
(Unaudited)                            2002      2001      2002      2001
----------------------------------   -------   -------   -------   -------
PRODUCTS-ON-SPOT:
   TCE Revenue ...................   $ 4,514   $12,556   $ 9,303   $23,394
                                     -------   -------   -------   -------
   Operating Expenses ............     2,776     3,480     5,734     6,098
   Depreciation ..................     1,470     1,973     3,123     3,853
                                     -------   -------   -------   -------
   Operating Income ..............   $   268   $ 7,103   $   446   $13,443
                                     =======   =======   =======   =======

   Average Daily TCE .............   $ 8,826   $17,602   $ 8,270   $17,575
   Average daily operating expense $ 5,084 $ 4,591 $ 4,947 $ 4,435 Number of vessels owned-end of
    period  (1), (2) .............         6         8         6         8
   Number of operating days ......       511       716     1,124     1,333
   -----------------------------------------------------------------------

PRODUCTS-ON-TIME CHARTER:
   TCE Revenue ...................   $19,878   $ 5,794   $37,693   $10,641
                                     -------   -------   -------   -------
   Operating Expenses ............     5,941     1,437    11,096     2,676
   Depreciation ..................     4,306     1,413     8,223     2,535
                                     -------   -------   -------   -------
   Operating Income ..............   $ 9,631     2,944   $18,374   $ 5,430
                                     =======   =======   =======   =======

   Average Daily TCE (3) .........   $14,563   $13,474   $14,723   $13,470
   Average daily operating expense   $ 4,352   $ 3,342   $ 4,336   $ 3,823

   Number of vessels owned-end of
    period  (2), (4) .............        15         5        15         5
   Number of operating days ......     1,365       430     2,559       790
   -----------------------------------------------------------------------

TOTAL CLEAN FLEET OPERATING INCOME   $ 9,899   $10,047   $18,820   $18,873
                                     =======   =======   =======   =======

Note: Number of operating days (includes waiting days)but is reduced only for the days the vessels are in drydock.

(1) A vessel was sold in April 2002. A vessel acquired in March 2001 was sold in May 2001.

(2) A vessel operating on spot during the first quarter 2001 began a time charter in July 2001.

(3) During 2002, OMI recognized profit sharing of approximately $2.2 million on two vessels' anniversary dates.

(4) From July to December 2001, seven handysize product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

     Fluctuations in each of the product carrier groups were as follows:

     Product Carriers-on spot: Operating income decreased by $6.8 million for the three months and by $13.0 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue decreased by $8.0 million during the three months and $14.1 million during the six months ended June 30, 2002 primarily from the decline in spot rates during the 2002 periods compared to the same period in 2001 (see Market Overview). A vessel began a two-year time charter in July 2001, and a vessel was sold in April 2002. Operating expense increased primarily for increases in crew expenses in both periods in 2002 and increased insurance expense for supplemental calls (see Results of Operations section) compared to 2001 periods.

     Product Carriers-on time charter: Operating income increased by $6.7 million for the three months and by $12.9 million for the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. TCE revenue increased by $14.1 million for the three months and $27.1 million for the six months ended June 30, 2002 compared to the same periods in 2001. The increases were attributable primarily to the purchase of seven vessels in 2001 and three vessels in 2002. Operating expenses and depreciation expense also increased in the 2002 periods corresponding to the increased number of vessels. Operating expenses increased primarily for increases in crew expenses in both periods in 2002 compared to 2001 periods. Additionally, operating expenses increased by legal expenses relating to an investigation with which the company is cooperating and is explained in the Other Matters section of this report.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G&A") expenses and (gain) loss on disposal/write down of vessels-net. These expenses increased by $21.1 million to $13.8 million for the three months ended June 30, 2002 and by $26.4 million to $27.5 million for the six months ended June 30, 2002. The increases were primarily attributable to: depreciation expense (which increased $2.9 million for the three months and $5.8 million for the six months) and gain on disposal of vessels-net in 2001 of $18.1 million and $19.5 million for the three and six month periods ended, respectively.

     Depreciation and amortization-Depreciation and amortization increased by $2.9 million during the three months and by $5.8 million during the six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. The increase was primarily due to the acquisition of sixteen new vessels (seven of which were acquired at various dates during the first half of 2001, see OMI's Fleet section), net of the decrease from the disposal of two Suezmax vessels and one product carrier, in addition to the increase in expense due to amortization of drydock.

     General and administrative--G & A increased $0.2 million for the three months and $0.7 million for the six months ended June 30, 2002 compared to the same periods in 2001. The increases were due to additional expenses as a result of a larger fleet.

     (Gain) loss on disposal/write down of vessels-net-The (Gain)loss on disposal/write down of vessels -net changed by $18.1 million for the three months (representing the second quarter 2001 gain) and by $19.8 million for the six months ending June 30,2002 compared to the same periods in 2001. The 2002 loss on disposal of $0.3 million resulted primarily from the loss on disposal of a 1988 built product carrier, which was sold in April 2002.

     The second quarter 2001 gain on disposal of $18.1 million resulted from the sale of two vessels, a 2000 built Suezmax vessel with a gain of $17.5 million and gain on the sale of a product carrier (acquired in March 2001) of $0.6 million. Additionally, the 2001 gains of $1.4 million included in the six months ended June 30, 2001 results of operations resulted from the early termination of two time charters. The gain from the early termination of one charter was from the accelerated amortization of the provision for loss on the lease obligation. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain on sale of the vessel.

OTHER (EXPENSE) INCOME

     Other (expense) income consists of loss/ write down on investments -net, interest expense, interest income and other-net. Net other expense increased by $2.0 million from $4.7 million during the three months ended June 30, 2001 to $6.7 million for the three months ended June 30, 2002. Net other expense increased by $1.8 million from $10.1 million during the six months ended June 30, 2001 to $11.9 million for the six months ended June 30, 2002.

     During the three and six months ended June 30, 2002, OMI recorded a net loss on the disposal/write down of investments aggregating $0.9 million in both periods. The loss was offset in part by a net gain on the disposal of marketable securities of $0.3 million for the three months and six months ended June 30, 2002. The 2001 loss on disposal/write down of investments of $0.5 million, related to the winding down of the International Product Carriers Limited joint venture.

     Interest expense during the three and six months ended June 30, 2002 increased by $1.4 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2001. The average outstanding debt for both periods in 2002 was higher than the comparable periods in 2001 due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels. The net increase was primarily due to interest expense on the financing for vessel acquisitions, which was offset in part by the decline in interest rates based on LIBOR (the London Interbank Offering Rate). For the second quarter 2002, OMI's average interest rate (including margins and amortization of fees) was 5.164% on the Company's debt compared to 7.7360% during the second quarter of 2001. For the six months ended June 30, 2002, OMI's average interest rate (including margins and amortization of fees) was 4.985% on the Company's debt compared to 6.567% during the comparable period in 2001. Credit facilities aggregated $461.4 million at June 30, 2002, for which interest on $155.0 million has been fixed by interest rate swap transactions and $95.3 million by FRA's (Future Rate Agreements). Interest rate swap transactions fixed interest rates at 4.77% for $95.0 million and 4.86% for $60.0 million (excluding margins). FRA's partially fixed rates in 2002 with interest rates ranging from 2.355% to 2.50% (excluding margins) until December 2002.

     Interest income during the three and six months ended June 30, 2002 decreased by $0.4 million and $0.9 million, respectively, compared to the three and six months ended June 30, 2001. The decrease was primarily due to average lower rates on cash equivalents and lower Notes receivable balances in 2002.

     Other-net of $0.3 million for the six months ended June 30, 2001, primarily represents insurance settlements of claims on various vessels.

INCOME TAX BENEFIT

     The income tax benefit of $0.3 million for the three months ended June 30, 2002 represented the reversal of tax accruals pertaining to certain tax years prior to the spin off date of June 17, 1998.

     During the six months ended June 30, 2002, OMI paid $0.5 million of the reserve for deferred income taxes, which represents the settlement relating to prior tax years which have been closed.

     Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's operations prospectively will not be subject to income taxes in the United States (other than adjustments to previously reported amounts). The remaining reserve in deferred income taxes at June 30, 2002 was $2.3 million.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures decreased by $0.2 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The 2001 balance was from the winding down of the joint ventures disposed of in prior years.

Balance Sheet

     During the three and six months ended June 30, 2002, OMI sold marketable securities and received net proceeds of approximately $6.1 million. The sales resulted in a net gain of $0.3 million for the three months and six months ended June 30, 2002.

     At June 30, 2002, Accumulated other comprehensive income was reduced by $0.4 million to reflect the fair value of the swaps at that date to $4.7 million (see Financing Activities).

     During the six months ended June 30, 2002, changes in Vessels and other property-net were as follows:

     >>   Vessels and other property increased $75.3 million,
     >>   Construction in progress decreased a net of $19.6 million and
     >> Accumulated depreciation increased a net of $12.3 million from the balances at December 31, 2001. Depreciation and amortization for the six months ended June 30, 2002 was $20.6 million (including $1.4 million for amortization of drydock expense).

     During January and March 2002, OMI took delivery of two new handymax product carriers and one handysize product carrier. Vessels increased an aggregate of $90.0 million for the capitalized costs of the three vessels, $24.5 million of which was reclassified from Construction in progress and $65.5 million cash was paid to the shipyard and related to capitalized costs. The Company financed an aggregate of $60.9 million of these payments during the six months ended June 30, 2002 (see Cash Flow section and Financing Activities).

     Increases to Vessels and other property were partially offset by the sale of the product carrier in April 2002, decreasing Vessels by $15.9 million and Accumulated depreciation decreased by $6.9 million. Additionally, accrued expenses increased by $0.3 million and a charge was recorded to reflect the loss on disposal of the vessel of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     Cash and cash equivalents of $34.5 million at June 30, 2002 increased $16.8 million from cash and cash equivalents of $17.7 million at December 31, 2001. The Company's working capital decreased by $12.9 million between June 30, 2002 and December 31, 2001, and is a deficit of $18.3 million at June 30, 2002. The deficit will be met by the time charter revenue from the new vessels, the $78.0 million liquidity facility entered into on March 27, 2002 and other activities. Current assets decreased $8.1 million and current liabilities increased $4.7 million. Cash increased primarily because of proceeds from the issuance of debt and the sale of two vessels and marketable securities, which exceeded the payments to acquire vessels. Decreases in other current assets were primarily from the return of escrow ($11.0 million) as a result of the purchase of the COLUMBIA in June 2002. Current liabilities increased primarily from the increase in the current portion of long-term debt, which related to the acquisition of vessels. Net cash provided by operating activities decreased $52.8 million to $24.6 million for the six months ended June 30, 2002 compared to net cash provided by operating activities of $77.4 million for the six months ended June 30, 2001 (see Results of Operations).

     During the six months ended June 30, 2002 the Company took various steps to improve its liquidity, and as a result ended the quarter with a cash balance of $34.5 million. The Company has $28.6 million available under a line of credit and our net debt to net capitalization ratio is 51 percent. The Company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

     Cash used by investing activities was $35.4 million for the six months ended June 30, 2002, compared to cash used by investing activities of $84.5 million for the six months ended June 30, 2001. During 2002, $116.6 million was used for the additions to vessels ($65.5 million was used for the purchase of three product carriers and $44.9 million for the purchase of the COLUMBIA for the six months ended June 30, 2002, $3.0 million was paid vessels under construction, and the remaining $3.2 million was used for capital expenditures for improvements to existing vessels and capitalized interest). Cash was used during the six months ended June 30, 2001 primarily for additions to vessels of $160.0 million, ($98.5 million in cash used for additions in the crude oil fleet (one Suezmax delivered and payments for two Suezmax vessels under construction) and $61.5 million in the product carrier fleet (four product carriers delivered and construction in progress payments).

     During the six months ended June 30, 2002, we sold and leased back a Suezmax vessel, sold a product carrier, secured additional lines of credit, and reduced amortization on existing lines giving us flexibility to withstand weak tanker markets and improve liquidity.

Financing Activities

     Cash provided by financing activities was $27.6 million for the six months ended June 30, 2002, compared to cash provided by financing activities of $17.5 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, there was $97.1 million in principal payments ($21.8 million were scheduled payments, $49.3 million for two vessels that were refinanced under a new credit facility in March 2002, $6.0 million for a vessel sold in April 2002, and $20.0 million paid down on the liquidity facility), and there was $125.9 million in proceeds from the issuance of debt ($60.9 million for the purchase of three vessels and $65.0 million was drawn down on the new credit facility).

     During the six months ended June 30, 2001, we paid $58.0 million in principal payment of debt, $20.3 million in scheduled principal payments and $37.7 million upon the sale of a vessel in June 2001. Proceeds of $77.0 million were received to finance five vessels acquired during the six months ended June 30, 2001.

     At June 30, 2002, OMI had $461.4 million in debt outstanding. The following paragraphs describe changes to the Company's debt facilities during the six months ended June 30, 2002:

     The Company has a term loan agreement, secured by 16 vessels, in the original amount of $310.0 million, which has a balance of $176.4 million at June 30, 2002. In March 2002, this Facility was amended to reduce the three remaining 2002 quarterly payments from $10.0 million to $6.25 million which increased the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million. As a result of the amendment, the Company's margin on this facility was increased by 25 basis points. Currently the Company's interest rate margin is 2.25% over LIBOR.

     On March 27, 2002, the Company entered into a $78.0 million reducing revolving liquidity facility secured by first mortgages on two vessels and second mortgages on 17 vessels (one vessel was sold in April 2002). The loan, which matures on March 27, 2007, bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3.0 million, with the balance being payable with the tenth payment. In March 2002, $65.0 million was drawn from this facility, $49.3 million was used to repay the previous mortgages on two vessels and in June 2002, $20.0 million was repaid upon the sale of two vessels. As of June 30, 2002, the line has been reduced to $73.6 million; the Company had $28.6 million available under the line.

     In November 2001, the Company obtained a seven-year $44.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22.0 million tranches. At June 30, 2002, the balance of the loan was $42.1 million. Each tranche is to be repaid three months after drawdown in 28 quarterly installments (the first 12 at $0.65 million and next 16 at $0.38 million) plus a balloon of $8.2 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

Reducing Revolving Facility

     On July 27, 2001, OMI entered into a six year $348.0 million reducing revolving credit facility (the "$348 Facility"), which was reduced to $329.0 million when the Company elected not to exercise its option on a newbuilding and as of June 30,2002 has been reduced to $299.8 million due to the sale of the COLUMBIA. The Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments, and final payments at delivery on eleven newbuilding vessels with deliveries scheduled through 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount under the Facility. The Facility includes interest rate margins based on a pricing ratio grid (currently 2.25% over LIBOR). The Company will pay an additional margin of 25 basis points up to September 30, 2002, which will then be reduced to 12.5 basis points from October 1, 2002 to March 31, 2003. The availability under the Facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6.5 million per quarter until July 27, 2007 at which time the entire Facility is due. At June 30, 2002, the Company had drawn $158.3 million. The remainder of the Facility becomes available when construction and delivery payments are made. During the six months ended June 30, 2002 OMI drew an aggregate of $38.9 million for the acquisition of two newbuildings delivered in January and March 2002.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of June 30, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of June 30, 2002, the Company had two interest rate swap transactions with notional amounts of $60.0 million and $95.0 million in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005, respectively. These transactions have been designated as cash flow hedges, and as of June 30, 2002, the Company has recorded a liability of $4.6 million and a charge correspondingly to Accumulated other comprehensive income related to the fair market value of these swaps.

Future Rate Agreements

     In February 2002, OMI entered into five Future Rate Agreements ("FRA's"), which match five loan tranches in the $348 Facility, for an aggregate notional value of $95.3 million. The FRA's fix the interest rate before margins on these tranches within a range of 2.355% to 2.50% until December 2002. As of June 30, 2002, the Company has recorded a liability of $32,000 and a charge correspondingly to Accumulated other comprehensive income representing an adjustment to the fair market value of the FRAs.

ADJUSTED EBITDA

     The Company, its lenders and investors generally consider adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA represents operating income from operations before depreciation and amortization expense and (gain)loss on disposal/write down of vessels-net. OMI's computation of adjusted EBITDA may not be comparable to the adjusted EBITDA reported by other companies. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. Adjusted EBITDA of $19.0 million for the three months and $34.7 million for the six months ended June 30, 2002 was $14.9 million less than the three months and $38.5 million less than the six months ended June 30, 2001 adjusted EBITDA. The decreases in both periods were due to the decline in tanker rates, but primarily due to the decreased rates earned by the Suezmax fleet in 2002 compared to the same periods in 2001.

OTHER COMMITMENTS

     The following are other commitments that have not been previously detailed in the Recent Activities section.

Contracts to Purchase Vessels

     The following are commitments to purchase vessels currently under construction, related construction payments and the financing arranged (in millions):

                       Delivery        Contract       Construction Payments
     Vessel              Date            Price          2002         2003
     ------            --------        --------        ------       ------
     DAKOTA              9/2002         $ 55.6         $ 32.1          n/a
     DELAWARE           10/2002           55.6           32.1          n/a
     MOSELLE (1)         2/2003           29.2            5.8       $ 20.5
     ROSETTA (1)         3/2003           29.5            5.9         20.6
     OTTAWA (2)          4/2003           36.7            7.3         25.7
     TAMAR (2)           7/2003           36.7            3.7         29.3
                                        ------         ------       ------
                          Total         $243.3         $ 86.9       $ 96.1
                                        ======         ======       ======
     Construction Financing Arranged                   $ 72.6       $ 62.5
                                                       ======       ======

(1)  This vessel will commence a three-year time charter upon delivery.
(2)  This vessel will commence a five-year time charter upon delivery.

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

Other Matters

     The Company is continuing to cooperate with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company is providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     During July 2002, OMI agreed to charter-in a handymax product carrier at $13,500 a day beginning in October 2002 for a one year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     Market Risk

     The Company's major market risk exposure is changing interest rates. The majority of OMI's debt was floating rate debt at June 30, 2002 and December 31, 2001. At June 30, 2002, the floating rate debt was $460.1 million ($155.0 million of which was fixed with interest-rate swaps and $95.3 million with FRAs) of the $461.4 million total debt, and at December 31, 2001, the floating rate debt was $431.0 million ($175.0 million of which was fixed with interest-rate swaps) of the $432.6 million total debt. Based on the floating rate debt at June 30, 2002, a one-percentage point increase in the floating interest rate would increase interest expense by $2.1 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $1.3 million as of June 30, 2002, and $1.6 million as of December 31, 2001. Based on the fixed rate debt at June 30, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

     The Company's policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. OMI uses interest rate swaps and FRAs to manage the impact of interest rate changes on borrowings under the Company's variable rate credit facilities. The interest rate swaps and FRAs are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt. Beginning in October 2001, we had two interest rate swaps for which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, and will receive floating-rate interest amounts based on three month LIBOR settings covering notional amounts of $60.0 million and $95.0 million, respectively, for a term equal to the swaps' reset periods. These agreements have maturity dates of October 2004 and October 2005, respectively. In February 2002, we entered into five FRAs, which match five loan tranches, respectively, for an aggregate notional value of $95.3 million. The FRAs fix the interest rate before margins on these tranches within a range of 2.355% to 2.50% until December 2002.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2002 annual meeting of stockholders of the Company was held on May 23, 2002. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The three Class I directors below whose terms expired in 2002 were re-elected for new three year terms (expiring in 2005) at this Annual Meeting.

                                      Number of Votes For              Withheld
                                      -------------------              --------
Robert Bugbee                             58,862,396                   124,549
James N. Hood                             58,862,396                   124,549
Philip J. Shapiro                         58,860,396                   126,549

Directors whose terms continue include Messrs. Craig H. Stevenson, Jr., Edward Spiegel and James D. Woods, Class II directors whose terms expire in 2003 and Michael Klebanoff and Donald C. Trauscht, Class III directors whose terms expire in 2004.

(ii) The Board of Directors appointed Deloitte & Touche LLP as auditors of OMI and various subsidiaries for the year 2002. Deloitte & Touche LLP were ratified as auditors for 2002.

            Number of Votes For                Against        Withheld
            -------------------                -------        --------
                 58,882,431                     57,654         46,860

Note: 58,986,945 shares of common stock voted in person/proxy.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

     a.  Exhibits

         99.1 OMI Corporation's certifications on Form 10-Q for the period ending June 30,2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.


     b.  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OMI CORPORATION

--------------------------------------------------------------------------------
                                  (REGISTRANT)




Date:   August 13, 2002                  By: /s/ Craig H. Stevenson, Jr.
        -----------------------------        -----------------------------------
                                                 Craig H. Stevenson, Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer




Date:   August 13, 2002                  By: /s/ Kathleen C. Haines
       -----------------------------         ----------------------------
                                                 Kathleen C. Haines
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer