Form 10-Q
period 2002-09-30
OMI CORP/M I
filed 2002-11-14
CIK 1061571

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

                For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          For the period from ________________ to _____________________


                             COMMISSION FILE NUMBER
                             ----------------------
                                    001-14135


                                 OMI CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MARSHALL ISLANDS                                      52-2098714
---------------------------------                      -------------------------
  (State or other jurisdiction                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 ONE STATION PLACE, STAMFORD, CT                                  06902
---------------------------------                      -------------------------
     (Address of principal                                     (Zip Code)
      executive offices)


Registrant's telephone number, including area code (203) 602-6700
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X        No
                      -------         ---------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 14, 2002:
              -----------------------------

            Common Stock, par value $0.50 per share 70,279,164 shares

================================================================================

                        OMI CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of
           Operations (unaudited) for the three and nine months ended
           September 30, 2002 and 2001 .................................       3

         Condensed Consolidated Balance Sheets-
           September 30, 2002 (unaudited) and December 31, 2001 ........       4

         Condensed Consolidated Statement of Changes in
           Stockholders' Equity (unaudited) for the nine months
           ended September 30, 2002 ....................................       5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2002 and 2001 .......       6

         Notes to Condensed Consolidated Financial
           Statements (unaudited) ......................................       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................      16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS ..................................................      39

ITEM 4.  CONTROLS AND PROCEDURES .......................................      40

PART II: OTHER INFORMATION .............................................      41


SIGNATURES .............................................................      42

CERTIFICATIONS .........................................................      43

                                       OMI CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                     FOR THE THREE                        FOR THE NINE
                                                      MONTHS ENDED                        MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------         ---------------------------
                                                2002              2001              2002              2001
                                              ---------         ---------         ---------         ---------
Revenues .................................    $  46,708         $  45,203         $ 139,243         $ 161,083
                                              ---------         ---------         ---------         ---------
Operating Expenses:
   Voyage ................................        8,698             8,219            24,810            21,892
   Vessel ................................       11,104            11,226            38,335            29,804
   Charter hire ..........................        4,288             1,641            12,210             6,192
   Depreciation and amortization .........       11,074             8,311            31,714            23,132
   General and administrative ............        3,701             3,057            10,280             8,902
   (Gain) loss on disposal/write down
     of assets-net .......................         --                 (41)              289           (19,550)
                                              ---------         ---------         ---------         ---------
     Total operating expenses ............       38,865            32,413           117,638            70,372
                                              ---------         ---------         ---------         ---------
Operating Income .........................        7,843            12,790            21,605            90,711
                                              ---------         ---------         ---------         ---------

Other (Expense) Income:
   Loss on disposal/write down of
     investments .........................         --              (1,117)             (547)           (1,617)
   Interest expense ......................       (6,417)           (4,455)          (18,150)          (15,678)
   Interest income .......................          129               413               549             1,696
   Other-net .............................         --                 (67)             --                 255
                                              ---------         ---------         ---------         ---------
   Net Other Expense .....................       (6,288)           (5,226)          (18,148)          (15,344)
                                              ---------         ---------         ---------         ---------

Income before income taxes
   and equity in operations of
   joint ventures ........................        1,555             7,564             3,457            75,367

Benefit for income taxes .................        1,099              --               1,406              --
                                              ---------         ---------         ---------         ---------

Income before equity in
   operations of joint ventures ..........        2,654             7,564             4,863            75,367

Equity in operations of joint ventures ...         --                --                --                 220
                                              ---------         ---------         ---------         ---------

Net Income ...............................    $   2,654         $   7,564         $   4,863         $  75,587
                                              =========         =========         =========         =========

Basic Earnings Per Share .................    $    0.04         $    0.11         $    0.07         $    1.13

Diluted Earnings Per Share ...............    $    0.04         $    0.11         $    0.07         $    1.13

Weighted Average Shares Outstanding:
     Basic ...............................       70,279            70,244            70,269            66,597
     Diluted .............................       70,475            70,504            70,475            67,055

See notes to condensed consolidated financial statements.

                         OMI CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                       -------------   ------------
                                                       (UNAUDITED)
ASSETS
Current Assets:
   Cash, including cash equivalents:
     2002-$30,507; 2001-$15,168 .....................    $ 31,350        $ 17,730
   Marketable securities ............................        --             6,218
   Receivables:
     Traffic receivables, net of allowance for
       doubtful accounts of $1,743 in 2002 and
       $1,622 in 2001 ...............................       9,811          14,052
     Other ..........................................       1,803           1,549
   Current notes receivable .........................          75           6,775
   Current restricted cash ..........................       1,000          13,120
   Prepaid expenses and other current assets ........       6,726           5,316
                                                         --------        --------
     Total Current Assets ...........................      50,765          64,760
                                                         --------        --------

Vessels and other property, at cost .................     915,441         781,895
Construction in progress ............................      52,881          84,736
                                                         --------        --------
   Total vessels and other property .................     968,322         866,631
Less accumulated depreciation .......................      99,086          76,865
                                                         --------        --------
         Vessels and other property-net .............     869,236         789,766
                                                         --------        --------

Drydock costs-net of amortization ...................       6,862           5,743
Non-current restricted cash .........................       3,250           4,000
Other assets and deferred charges ...................       8,905          11,358
                                                         --------        --------
         Total Assets ...............................    $939,018        $875,627
                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .................................    $  7,864        $  8,842
   Accrued liabilities:
     Deferred charter hire revenue ..................       4,068           5,981
     Voyage and vessel ..............................       4,490           4,590
     Interest .......................................       2,465           3,731
     Other ..........................................       4,696           5,859
   Deferred gain on sale of vessels .................       1,557             971
   Current portion of long-term debt ................      47,352          40,238
                                                         --------        --------
         Total Current Liabilities ..................      72,492          70,212
                                                         --------        --------

   Long-term debt ...................................     447,459         392,316
   Other liabilities ................................       6,409           7,441
   Deferred gain on sale of vessels .................       7,033           3,842
   Stockholders' equity .............................     405,625         401,816
                                                         --------        --------
         Total Liabilities & Stockholders' Equity ...    $939,018        $875,627
                                                         ========        ========

See notes to condensed consolidated financial statements

                                                  OMI CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)
                                                                               Unearned   Accumulated
                                         Common Stock                        Compensation     Other          Total     Comprehensive
                                       ---------------    Capital  Retained   Restricted  Comprehensive  Stockholders'    Income
                                       Shares   Amount    Surplus  Earnings     Stock         Income        Equity        (Loss)
                                       ------  -------   --------  --------  ------------ -------------  ------------- -------------
Balance at January 1, 2002 ........... 70,248  $35,124   $303,117   $72,463    $(4,611)      $(4,277)     $401,816

Comprehensive income:
   Net income ........................                                4,863                                  4,863       $ 4,863
   Unrealized loss on securities-net..                                                           (57)          (57)          (57)
   Reclassification adjustment for
    gains realized in net income .....                                                           (43)          (43)          (43)
   Other comprehensive income ........                                                        (1,761)       (1,761)       (1,761)
                                                                                                                         -------
Comprehensive income .................                                                                                   $ 3,002
                                                                                                                         =======

Issuance of common stock .............    11         6         27                                               33
Issuance of restricted stock .........    20        10         70                  (80)                       --
Amortization of restricted stock .....                                             774                         774
                                     -------   -------   --------   -------    -------       -------      --------
Balance at September 30, 2002 ........70,279   $35,140   $303,214   $77,326    $(3,917)      $(6,138)     $405,625
                                      ======   =======   ========   =======    =======       =======      ========

See notes to condensed consolidated financial statements

                               OMI CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                 ---------------------------
                                                                    2002              2001
                                                                 ---------         ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income ..................................................    $   4,863         $  75,587
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................       31,714            23,132
      Amortization of deferred financing fees ...............        1,839             1,122
      Amortization of lease reserve .........................         --                (231)
      Amortization of deferred gain on sale of vessels ......         (914)             (788)
      Amortization of restricted stock ......................          774               255
      Loss (gain) on disposal/write down of assets-net ......          289           (19,550)
      Loss on disposal/write down of investments-net ........          547             1,617
      Decrease in deferred income taxes .....................       (1,406)             --
      Equity in operations of joint ventures-
        net of dividends received ...........................         --               2,274
      Changes in assets and liabilities:
        Decrease in receivables and other current assets ....        3,698             5,554
        Decrease (increase) in other assets and
          deferred charges ..................................          862            (1,006)
        (Decrease) increase in accounts payable and
          accrued liabilities ...............................       (4,829)            6,315
        (Decrease) increase in other liabilities ............         (853)              210
        Other ...............................................          102              (879)
                                                                 ---------         ---------
Net cash provided by operating activities ...................       36,686            93,612
                                                                 ---------         ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Additions to vessels and other property ...................     (162,534)         (277,072)
  Proceeds from disposition of vessels and other property ...       58,009            77,282
  Payments for drydocking ...................................       (3,985)           (5,244)
  Investment in joint ventures-net ..........................         --               1,076
  Proceeds from notes receivable ............................        6,737             1,187
  Proceeds from (payments for) investments-net ..............        6,129            (6,357)
  Escrow of funds ...........................................       11,750            (1,000)
                                                                 ---------         ---------
Net cash used by investing activities .......................      (83,894)         (210,128)
                                                                 ---------         ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from issuance of debt ............................      167,929           213,391
  Payments on debt ..........................................     (105,672)          (97,304)
  Payments for debt issue costs .............................       (1,429)           (3,901)
  Proceeds from issuance of common stock-net ................         --              (1,410)
                                                                 ---------         ---------
Net cash provided by financing activities ...................       60,828           110,776
                                                                 ---------         ---------
Net increase (decrease) in cash and cash equivalents ........       13,620            (5,740)
Cash and cash equivalents at beginning of year ..............       17,730            35,327
                                                                 ---------         ---------
Cash and cash equivalents at end of period ..................    $  31,350         $  29,587
                                                                 =========         =========

See notes to condensed consolidated financial statements.

                        OMI CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1

     The condensed consolidated interim financial statements of OMI Corporation ("OMI" or the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

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

     NEWLY ISSUED ACCOUNTING STANDARDS--The Financial Accounting Standards Board "FASB" recently issued five Statements of Financial Accounting Standards ("SFAS"), which are summarized as follows:

     SFAS 142, "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for goodwill and other intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions shall be applied to fiscal years beginning after December 15, 2001 to all goodwill and intangible assets except that, these provisions presently apply to goodwill and intangible assets acquired after June 30, 2001. The Company did not have goodwill or intangible assets as of September 30, 2002 and therefore there was no impact on the financial statements.

     SFAS 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company currently does not anticipate that the provisions of the new statement will have a material impact on the Company's results of operations or financial position.

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

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company did not have discontinued operations as of September 30, 2002 and the adoption of this statement had no material impact on the financial statements.

     SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practices. This Statement is effective for fiscal years beginning after May 15, 2002. Since this new Statement was issued to clarify and simplify existing pronouncements there is no effect on the Company's financial statements.

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company currently does not anticipate that the provisions of the new statement will have a material impact on its financial statements in the year of adoption.

     DERIVATIVES AND HEDGING ACTIVITIES--The FASB issued SFAS 133 as amended, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001.

     All derivatives are recognized on the Company's balance sheet at their fair value. On the date the derivative contract is entered into, the

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

     As of September 30, 2002, the Company has interest rate swaps and Future Rate Agreements ("FRA's") to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA's are designated as cash flow hedges. These swap contracts and FRA's were effective hedges and therefore no ineffectiveness was recorded in the Consolidated Statements of Operations.


NOTE 2 - CREDIT FACILITIES AND LOAN AGREEMENTS

     As of September 30, 2002 the Company's debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
   variable rates of the London Interbank Offering
   Rate ("LIBOR")(1) (2).............................................   $493,800
7.00% Convertible Note due 2004......................................      1,011
                                                                        --------
          Total......................................................    494,811
          Less current portion of long-term debt.....................     47,352
                                                                        --------
Long-term debt.......................................................   $447,459
                                                                        ========

----------

(1) Rates at September 30, 2002 ranged from 2.9375 percent to 5.50 percent (including margins).

(2) At September 30, 2002 OMI had interest rate swaps that fix notional amounts of $85,000,000 of variable rate debt at 4.86% and $60,000,000 at 4.77%
     (excluding margins) with maturity dates of October 2004 and October 2005, respectively. The FRA's with notional amounts of $95,289,000 have interest rates within a range of 2.355% to 2.50% (excluding margins) and expire in December 2002.

2002 Financing Transactions

     The Company has a term loan agreement, secured by 16 vessels, in the original amount of $310,000,000 (the "$310 Facility"), which has a balance of $170,341,000 at September 30, 2002. In March 2002, this Facility was amended to reduce the then three remaining 2002 quarterly payments from $10,000,000 to $6,250,000 and increase the balloon payment by $11,250,000. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6,051,000 as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91,683,000. As a result of the amendment, the Company's margin on this Facility was increased by 25 basis points until September 30, 2002. For the period ending September 30, 2002, the Company's interest rate margin was 2.25% over LIBOR.

     On March 27, 2002, the Company entered into a $78,000,000 reducing revolving credit facility secured by first mortgages on two vessels and second mortgages on 17 vessels, one of which was sold in April 2002. The loan, which matures on March 27, 2007, bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3,000,000, with the balance being payable with the tenth payment. As of September 30, 2002, the line had been reduced to $70,678,000 and the Company had $14,588,000 available under the line. During October 2002, OMI paid down $8,000,000 on this facility (which increased the amount available under the line to $22,588,000).

     In November 2001, the Company obtained a seven-year $44,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22,000,000 tranches. At September 30, 2002, the balance of the loan was $40,750,000. Each tranche is being repaid in 28 quarterly installments (the first 12 at $650,000 and next 16 at $375,000) plus a balloon of $8,200,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

     Reducing Revolving Facility

     On July 27, 2001, OMI entered into a six year $348,000,000 reducing revolving credit facility (the "$348 Facility"). The $348 Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments and final payments at delivery on eleven newbuilding vessels, with deliveries scheduled through 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount. This loan includes interest rate margins based on a pricing ratio grid (currently 2.125% over LIBOR). The Company paid an additional margin of 25 basis points until September 30, 2002, which was reduced to 12.5 basis points for the period from October 1, 2002 to March 31, 2003. The availability of the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6,539,000 per quarter until July 27, 2007 at which time the outstanding balance is due. At September 30, 2002, the Company had drawn $189,320,000. The remainder of the Facility becomes available when construction and delivery payments are made. In October 2002, OMI drew an additional $32,000,000 for the delivery of a newbuilding (see Note 5).

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of September 30, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of September 30, 2002, the Company had two interest rate swaps, which are cash flow hedges, aggregating $145,000,000, and has recorded a liability of $6,042,000 and a charge correspondingly to Accumulated other comprehensive income related to the fair market value of these swaps.

During October 2002, OMI committed to six new interest rate swaps, which also have been designated as cash flow hedges. The following table lists all swap contracts and terms (in thousands):

                                                           FIXED
           NOTIONAL         START         MATURITY        INTEREST
            AMOUNT           DATE           DATE            RATE
           --------       ---------       ---------       --------
           $60,000        Oct. 2001       Oct. 2004         4.77%
            85,000        Oct. 2001       Oct. 2005         4.86%
            20,000        Dec. 2002       Jun. 2004         2.12%
            37,000        Feb. 2003       Jun. 2004         2.16%
            24,000        Mar. 2003       Jun. 2004         2.17%
            20,000        Mar. 2003       Jun. 2004         2.07%
            17,000        Jun. 2003       Jun. 2004         2.16%
            34,600        Apr. 2003       Jun. 2004         2.08%

     The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods).

Future Rate Agreements

     In February 2002, OMI entered into five FRAs, which match five loan tranches of the $348 Facility, for an aggregate notional value of $95,289,000. The FRAs fixed the interest rate before margins on these tranches within a range of 2.355% to 2.50% and expire in December 2002. In October 2002, OMI entered into four more FRAs, which match four loan tranches of the $348 Facility, for an aggregate notional value of $91,000,000. The FRAs fixed the interest rate before margins on these tranches within a range of 1.72% to 1.86% beginning May 2003 and expire in December 2003.


NOTE 3 - EARNINGS PER COMMON SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         --------------------        --------------------
                                          2002          2001          2002          2001
                                         ------        ------        ------        ------
(in thousands, except per share
amounts)
BASIC EARNINGS PER SHARE:
   Weighted average common shares
     outstanding ....................    70,279        70,244        70,269        66,597
                                         ======        ======        ======        ======
DILUTED EARNINGS PER SHARE:
   Weighted average common shares
     outstanding ....................    70,279        70,244        70,269        66,597
   Options ..........................       196           260           206           458
   7% Convertible notes .............      --            --            --            --
                                         ------        ------        ------        ------
Weighted average common shares
     Outstanding-diluted ............    70,475        70,504        70,475        67,055
                                         ======        ======        ======        ======

BASIC EARNINGS PER SHARE:

     Net income .....................    $ 0.04        $ 0.11        $ 0.07        $ 1.13
                                         ======        ======        ======        ======
DILUTED EARNINGS PER SHARE:

   Net income .......................    $ 0.04        $ 0.11        $ 0.07        $ 1.13
                                         ======        ======        ======        ======

     The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 because the average price of OMI's stock was less than the stock conversion price of $7.375.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended September 30, 2002 and 2001 interest paid totaled approximately $19,063,000 and $17,058,000, respectively.

     During March 2002, OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $33,000.


NOTE 5 - ACQUISITIONS

     During September 2002, the Company took delivery of a 159,435 deadweight metric tons ("dwt") Suezmax tanker newbuilding, the DAKOTA. The DAKOTA's total capitalized cost (including capitalized interest) at September 30, 2002 was $58,105,000. The vessel was partially financed under the $348 Facility (see Note
2). The vessel began operating in the spot market upon delivery. During October 2002, OMI took delivery of the DAKOTA's sister-ship the DELAWARE with a contract price of $55,600,000. OMI paid $32,313,000 upon delivery of the vessel, which was partially financed under the $348 million Facility (see Note 2).

     During January and March 2002, OMI took delivery of two handymax product carriers contracted from the same shipyard. Total capitalized costs for both vessels aggregated approximately $59,757,000. These vessels also were partially financed under the $348 Facility (see Note 2) and began three-year time charters upon delivery.

     During March 2002, the Company acquired one handysize product carrier. Total capitalized costs for the vessel aggregated approximately $30,393,000 of which $22,000,000 was financed (see Note 2). The vessel began a three-year time charter upon delivery.


NOTE 6 - DISPOSAL OF VESSELS

     In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29,000,000 in cash, $12,000,000 of cash in an escrow account and $3,700,000 from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50,000,000. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years (plus two years at the owners option) and has been accounted for as an operating lease. The gain on the sale of approximately $4,700,000 will be amortized over the charter period.

     In February 2002, OMI contracted to sell a 1988 built product carrier for $9,100,000 and recognized a loss on sale of $302,000. The vessel was delivered to its new owners on April 4, 2002.


NOTE 7 - DISPOSAL AND WRITE DOWN OF INVESTMENTS

     During the nine months ended September 30, 2002, OMI recorded a net loss on the disposal/write down of investments aggregating $850,000.

     During the nine months ended September 30, 2002, OMI sold marketable securities and received net proceeds of approximately $6,129,000. The sale resulted in a net gain of $303,000.


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

     The following is a summary of the operations by major operating segments for the three and nine months ended September 30, 2002 and September 30, 2001:

                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                    ---------------------------         ---------------------------
(in thousands)                                         2002              2001              2002              2001
                                                    ---------         ---------         ---------         ---------
TOTAL REVENUES:
   Crude Oil Tanker Fleet ......................    $  19,164         $  24,694         $  60,756         $ 102,709
   Product Carrier Fleet .......................       27,499            20,440            78,393            58,079
   Other .......................................           45                69                94               295
                                                    ---------         ---------         ---------         ---------
     Total .....................................    $  46,708         $  45,203         $ 139,243         $ 161,083
                                                    =========         =========         =========         =========

TIME CHARTER EQUIVALENT REVENUES:(1)
   Crude Oil Tanker Fleet ......................    $  12,432         $  19,342         $  41,810         $  87,288
   Product Carrier Fleet .......................       25,533            17,601            72,529            51,635
   Other .......................................         --                 (28)             --                 (27)
                                                    ---------         ---------         ---------         ---------
     Total .....................................    $  37,965         $  36,915         $ 114,339         $ 138,896
                                                    =========         =========         =========         =========

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
   IN OPERATIONS OF JOINT VENTURES:
   Crude Oil Tanker Fleet(2) ...................    $  (3,485)        $   4,989         $  (6,111)        $  62,121
   Product Carrier Fleet(2) ....................        8,528             6,414            19,443            21,012
   General and administrative expense
     not allocated to vessels ..................       (2,755)           (2,209)           (7,356)           (5,923)
   Other .......................................         (733)           (1,630)           (2,519)           (1,843)
                                                    ---------         ---------         ---------         ---------
     Total .....................................    $   1,555         $   7,564         $   3,457         $  75,367
                                                    =========         =========         =========         =========

----------

(1) The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

(2) Operating income includes (Gain) loss on disposal/write down of assets-net see below:

                                                          FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                        -------------------------         ------------------------
(in thousands)                                            2002             2001             2002            2001
                                                        ---------        --------         --------        --------
Crude Oil Tanker Fleet .............................    $    --          $   --           $   --          $(18,913)
Product Carrier Fleet ..............................         --               (41)             289            (637)
                                                        ---------        --------         --------        --------
(Gain) loss on disposal/write down of assets-net ...    $    --          $    (41)        $    289        $(19,550)
                                                        =========        ========         ========        ========

     During the three and nine months ended September 30, 2002 and 2001, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.


NOTE 9 - TAX MATTERS

     The income tax benefit of $1,099,000 for the three months and $1,406,000 for the nine months ended September 30, 2002 represented the reversal of tax accruals (previously reserved for in Deferred income taxes) after the settlement payment of $535,000 pertaining to certain tax years prior to the spin off date of June 17, 1998.

     OMI is a Marshall Islands Corporation (see Note 1). Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's international shipping income prospectively is not subject to federal income taxes in the United States (other than adjustments to previously reported amounts).


NOTE 10 - OTHER COMMITMENTS AND CONTINGENCIES

Contracts to Purchase Vessels

     During June 2001, OMI agreed to have constructed two 70,100 dwt product carriers for $36,718,000 each, which are expected to be delivered in April and July of 2003. At September 30, 2002, approximately $62,421,000 is scheduled to be paid to the shipyard over the next year ($7,344,000 in 2002 and $55,077,000 in 2003). During 2002, OMI committed to time charter the two Panamax vessels for a period of five years from their delivery dates.

     During 2000 and 2001, OMI contracted to build four 47,000 dwt product carriers for approximately $116,960,000. Two of the vessels were delivered in the first quarter of 2002 and the other two are scheduled for delivery in the first quarter of 2003. All four vessels have three-year time charters upon delivery and are financed at 65 percent. At September 30, 2002, approximately $44,060,000 was scheduled to be paid to the shipyard over the next year ($2,949,000 in 2002 and $41,111,000 in 2003).

Other

     The Company is continuing to cooperate with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company has been providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

     During October 2002, OMI chartered-in a handymax product carrier, the JAG PRATAP, for a one year period.


NOTE 11-STOCKHOLDERS' EQUITY

Stock Based Compensation

     Options--There was no adjustment necessary to compensation expense related to variable plan stock options for the nine months ended September 30, 2002 and September 30, 2001.

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


GENERAL

Overview

     OMI, which is incorporated in the Republic of the Marshall Islands, is one of the largest publicly-traded providers of energy transportation services in the world. Our ships carry crude oil and refined petroleum products in international markets for major oil companies and commodity traders. The Company is the successor to Universal Bulk Carriers, Inc, which was a wholly-owned subsidiary of OMI Corp. ("Old OMI") until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation) through a tax-free distribution to Old OMI shareholders of one share of the Company's common stock for each share of Old OMI common stock. The Company trades under the symbol "OMM" on the New York Stock Exchange.

     OMI has focused on two classes of ships that we believe have strong long-term fundamentals, product carriers and Suezmaxes. In the past few years we have expanded and modernized our product carrier and Suezmax fleets by taking delivery of newly constructed vessels and acquiring new vessels from others. We have also made a concentrated effort to increase the number of handysize and handymax type vessels on long-term time charters when we could enter into such charters at attractive rates of return. As of September 30, 2002, 17 of the Company's then 34 vessels were on time charters but only 27 percent of the Company's deadweight tons ("dwt") were committed to time charters. During the third quarter 2002, time charter revenue accounted for 64 percent of consolidated Time Charter Equivalent ("TCE") revenue. The balance of our fleet, 73 percent of our dwt, consisting primarily of Suezmaxes and other crude oil vessels, are operating in the spot market enabling us to capitalize on present opportunities and capture upside earnings as tanker markets improve.

     Consolidated TCE revenue of $114.3 million for the nine months ended September 30, 2002 comprises time charter revenue ("TC revenue") and voyage revenue less voyage expenses from vessels operating in the spot market. For the nine months ended September 30, 2002, TCE revenue comprised $68.0 million generated by time charters ($59.2 million by the Clean Fleet; $8.8 million by the Crude Oil Fleet) and $46.3 million generated by voyage charters ($33.0 million by the Crude Oil Fleet; $13.3 million by the Clean Fleet).

     OMI secured long-term contracts in prior years (2000 and 2001) when the markets were stronger, in anticipation of weaker and more difficult tanker markets such as we are currently experiencing. This year we will have approximately $90.0 million of revenue from long-term contracts, more than double the amount we had in 2001 (see Outlook section).

     OMI's net income was $2.7 million or $0.04 basic and diluted earnings per share ("EPS") for the third quarter 2002 compared to net income of $7.6 million or $0.11 basic and diluted EPS for the third quarter 2001. For the nine months ended September 30, 2002, net income was $4.9 million or $0.07 basic and diluted EPS compared to net income of $75.6 million or $1.13 basic and diluted EPS for the nine months ended September 30, 2001.

Business Strategy

     OMI's strategy is to operate a major international crude oil and petroleum products transportation company with a quality management team to achieve the following Company goals:

     Focus on Two Classes of Ships--By being focused on operating a Suezmax and Product carrier fleet OMI can serve two markets, which enables us to capture economies of scale.

     Improved Financial Strength-OMI has positioned itself so that its financial strength and financial flexibility are at their strongest in the Company's history.

     Upside Earnings Potential--Through our crude oil fleet, we have the ability to capture upside earnings in strong tanker markets with vessels operating in the spot market balanced with steady cash flow from our product carrier fleet operating on time charters.

     Predictable Revenue and Earnings Stream--OMI's product carrier fleet is mostly operating under 3-5 year time charter contracts, providing for predictable revenue with the goal that time charter revenue cover the Company's debt amortization, interest and general and administrative expenses and enable us to provide positive earnings through industry cycles. Five vessels on time charter have profit sharing arrangements which provide potential for upside earnings during strong markets.

     Expansion and Modernization of Tanker FleetOMI has one of the youngest tanker fleets in the world with a current average age of approximately 7 years compared to the industry average age of 12 years. The acquisition of modern tonnage is a continuing program based on current commitments and opportunities that arise in the market place.

OUTLOOK

     The Company anticipated earnings in 2002 to be lower than comparable 2001 periods. At the start of the fourth quarter, rates remained weak but have recently improved significantly. Improvement in the short-term appears to be the result of tightness in the market due to higher demand in anticipation of the winter and low inventory levels.

     The fleet renewal program continues, as we took delivery of our second Suezmax newbuilding in October 2002 (the first was delivered in September). Four newbuildings, two handymax and two Panamax vessels are scheduled for delivery from shipyards in 2003. The two handymax vessels will begin three-year time charters and the two Panamax vessels will begin five year time charters upon delivery. When appropriate, we may also look to make other strategic vessel acquisitions. The delivery of vessels on order and potential acquisitions of vessels may be funded by operating cash, issuance of stock, debt financing, and proceeds from the disposal of vessels.

Time Charter Revenue

     As a hedge against weaker rates, OMI's strategy has been to fix its product carriers on attractive long-term contracts. Our long-term contracts range from three to five years and provide:

     >>   Revenue stream that is predictable and visible for several years

     >>   Lower risk

     >>   Consistent earnings growth

     Currently 17 vessels of OMI's 36 vessels operate on time charters. The majority of the Company's tonnage operates in the spot market, giving the Company the ability to take advantage of increases in rates while protecting its downside. Five of our seventeen long-term contracts have profit sharing (long-term contracts that have a floor rate and profit sharing without a cap when tanker rates exceed a certain price). These profit sharing arrangements enable us to take advantage of upturns in the markets. OMI's business strategy blends long-term contract revenue at attractive rates with the ability to capture earnings upswings in rising spot markets with its Suezmax tanker fleet, certain of its product carriers, Panamaxes, ULCC and from profit sharing arrangements for five of the product carriers on time charter. The contracted time charter revenue scheduled below does not include any profit sharing in the future periods for the five vessels eligible for profit sharing; however, profit sharing of $4.4 million earned by the five vessels in the first three quarters of 2002 is included. Projected requirements for offhire relating to drydock are included. The following reflects OMI's contracted TC revenue through 2004.

                         CONTRACTED TIME CHARTER REVENUE

                    [GRAPHICAL REPRESENTATION OF DATA CHART]

(In millions)                   2000     2001     2002      2003        2004
                                ----     ----     ----      ----        ----
TC Revenue .................   $16.3    $43.5    $89.9     $98.7       $92.6
Number of Vessels (a) ......       5       14       17        20(b)       11(c)

----------

(a)  Number of vessels at the end of each year.

(b) During 2003, one time charter terminates and four newbuildings to be delivered begin time charters.

(c) 20 vessels operate on time charters during 2004; assuming no extensions, 9 vessels complete time charter contracts during the year.

     TC revenue is the amount contracted to date and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock.

2002 Drydocks

     We do not foresee any unusual increase in costs for the fleet during the remainder of 2002. The vessel costs in future years may be higher than in past years because some of the newer vessels are approaching their first drydocks and/or special surveys and will incur costs associated with periodic routine maintenance. OMI currently estimates approximately 24 offhire days and $0.65 million in capital expenditures for a drydock in the fourth quarter of 2002 for one product carrier. Other vessels previously projected for 2002 drydock have been rescheduled to 2003.

OMI'S FLEET

     OMI's fleet currently comprises 36 vessels aggregating approximately 2.5 million dwt, consisting of eight Suezmaxes (including two chartered-in and one vessel delivered in October 2002), three Panamax tankers carrying crude oil, 22 handysize and handymax product carriers (including one chartered-in), two handysize crude oil tankers and one ultra large crude carrier ("ULCC").

     During September and October 2002, the Company took delivery of two Suezmax tanker newbuildings, the DAKOTA and the DELAWARE. Suezmaxes are normally crude oil carriers, but these vessels have coated tanks which enable the vessels to carry clean products as well. Both vessels began operating in the spot market upon delivery. The DAKOTA began its first voyage carrying a clean products cargo in September.

     During October 2002, OMI chartered-in a handymax product carrier, the JAG PRATAP, for a one year period.

                                                      NUMBER
                                                    OF VESSELS                      DWT
                                                    ----------               -----------------
CRUDE OIL FLEET:
----------------
   1998-2002 built Suezmax vessels .................     6                   157,000 - 160,000
   1999-2000 Suezmax vessels chartered-in ..........     2                   157,000
   1993 built crude tankers ........................     2                    36,000
   1980's built Panamax vessels ....................     3                    66,000
   1986 built ULCC .................................     1                   322,000
                                                        --
         Total .....................................    14
                                                        --

PRODUCT CARRIER ("CLEAN") FLEET:
--------------------------------

   2000-2002 built handymax product ................     4                    47,000
   1995 built handymax product chartered-in ........     1                    45,000
   1999-2002 built handysize product ...............    10                    35,000 -  37,000
   1984-1991 built handysize product ...............     7                    29,000 -  35,000
                                                        --
         Total .....................................    22
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

     The following tables reflect the changes in the composition of OMI's fleet from January 1, 2001 to November 2002 that are reflected in operating results for the periods reported. There were 20 acquisitions (including vessels chartered-in), which make up more than 50 percent of the current fleet, and seven dispositions.

     For the nine months ended September 30, 2002 the net increase in operating days was 2,464, of which 2,319 was an increase in operating days for the Clean Fleet and 145 for the Crude Fleet compared to the same period in 2001 (see Breakdown by Fleet). In the third quarter 2002, there was 708 more operating days (net) due to acquisitions/disposals, 688 of which was attributable to the Clean Fleet and 20 in the Crude Fleet.

                                           DATE                                           CHARTER
         ACQUIRED                       DELIVERED                      TYPE                TYPE
         --------                     -------------                 ----------           ---------
         SOMJIN .................     JAN.     2001                 Suezmax                  SPOT
         RACER ..................     FEB.     2001                 Handysize                SPOT
         RAIN ...................     MAR.     2001                 Handysize                SPOT
         RADIANCE ...............     MAR.     2001                 Handysize                SPOT
         RHONE ..................     APR.     2001                 Handysize                T/C
         BANDAR AYU  (1) ........     JUN.     2001                 Handysize                T/C
         TANDJUNG AYU (1) .......     JUN.     2001                 Handysize                T/C
         MARNE ..................     SEPT.    2001                 Handysize                T/C
         MADISON ................     SEPT.    2001                 Handysize                T/C
         CHARENTE ...............     SEPT.    2001                 Handysize                T/C
         TRINITY ................     OCT.     2001                 Handysize                T/C
         ASHLEY .................     NOV.     2001                 Handysize                T/C
         OHIO ...................     DEC.     2001                 Handysize                T/C
         AMAZON .................     JAN.     2002                 Handymax                 T/C
         SAN JACINTO ............     MAR.     2002                 Handymax                 T/C
         ORONTES ................     MAR.     2002                 Handysize                T/C
         COLUMBIA (2) ...........     JUN.     2002                 Suezmax                  SPOT
         DAKOTA .................     SEPT.    2002                 Suezmax                  SPOT
         DELAWARE ...............     OCT.     2002                 Suezmax                  SPOT
         JAG PRATAP (3) .........     OCT.     2002                 Handymax                 SPOT


         DISPOSALS                        DATE                        TYPE
         ---------                    -------------                 ---------
         HARRIET (4) ............     JAN.     2001                 Suezmax
         ALTA (4) ...............     MAR.     2001                 Suezmax
         RADIANCE ...............     MAY      2001                 Handysize
         LOIRE ..................     JUN.     2001                 Suezmax
         SOYANG (5) .............     DEC.     2001                 Suezmax
         LIMAR ..................     APR.     2002                 Handysize
         COLUMBIA (2) ...........     JUN.     2002                 Suezmax

----------

(1)  Handysize vessel carrying crude oil.

(2) The COLUMBIA, a previously chartered-in vessel, was acquired and simultaneously sold during June 2002. The vessel, renamed OLIVER JACOB, has been time chartered back by the Company for eight years and has been accounted for as an operating lease.

(3)  Vessel was chartered-in October 2002.

(4)  Vessel was chartered-in, redelivered to owners.

(5) Vessel was chartered back in a sale leaseback transaction and was renamed the MAX JACOB.

OMI has the following vessels under construction:

                                                         DELIVERY                 APPROX.           CHARTER
     TO BE NAMED            TYPE OF VESSEL                 DATE                     DWT            EXPIRATION
     -----------            --------------           ----------------            --------          ----------
     MOSELLE .............     Handymax              FEB.        2003             47,000             2/2006
     ROSETTA .............     Handymax              MAR.        2003             47,000             3/2006
     OTTAWA ..............     Panamax               APR.        2003             70,100             4/2008
     TAMAR ...............     Panamax               JULY        2003             70,100             7/2008
                                                                                 -------
                                                                Total .......... 234,200
                                                                                 =======

RECENT ACTIVITIES

     During 2002, the Company entered into the following transactions to improve its financial position and strengthen its balance sheet:

     (1) During September and October 2002, OMI took delivery of two Suezmax newbuildings.

     (2) During October 2002, OMI chartered-in a handymax product carrier for a one year period.

     (3) In June 2002, the Company exercised its option to reacquire the COLUMBIA and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million is being amortized over the charter period.

     (4) In June 2002, OMI agreed to time charter two Panamax vessels to a major oil company for a period of five years from their delivery dates. The vessels are scheduled to be delivered in April and July 2003.

     (5) In April 2002, OMI sold a 1988 built product carrier for $9.1 million and paid down related debt of $6.0 million.

     (6) In March 2002, the Company entered into a $78.0 million reducing revolving credit facility (the line was reduced to $73.3 million in June 2002) secured by first mortgages on two vessels and second mortgages of vessels under another facility.

     (7) In March 2002, OMI's term loan agreement (in the original amount of $310.0 million) was amended to reduce the then three remaining 2002 quarterly payments from $10.0 million to $6.25 million and increase the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million.

     (8) In January and March 2002, OMI took delivery of three 2002 built product carriers (two 47,000 dwt and one 37,000 dwt). Each vessel began a three year time charter upon delivery.


MARKET OVERVIEW

Suezmax Tanker Overview

     The crude tanker market weakness, which began more than a year ago continued in the third quarter 2002 and average Suezmax tanker TCEs, were lower than those in the previous quarter, and well below the TCEs in the same period a year ago. This was the result of slow global economic growth, the continuation of OPEC's oil production cuts and gains of short-haul non-OPEC oil production, notwithstanding a marginal increase in the tanker supply thus far this year.

     Tanker TCEs showed improvement early in the fourth quarter as more oil was transported as a result of increased Iraqi oil production and exports and the increase in OPEC oil production due to higher non-compliance by its members in their oil production quotas. Tanker TCEs are expected to benefit from uncertainty in the oil markets which may result from increased political instability in the Middle East.

                                              [GRAPHICAL REPRESENTATION OF DATA CHART]

                                            OPEC Crude Oil Production and Tanker Earnings

                                         OPEC Crude Oil Production (Million barrels per day)

               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001     2002
              -----    -----    -----    -----     -----    -----    -----    -----    -----    -----    -----    -----    -----
IQ ........   23.84    23.16    23.97    25.08     24.95    24.44    25.33    26.96    28.23    27.78    26.68    28.56    25.30
IIQ .......   23.69    22.41    23.58    24.22     24.87    24.40    25.34    26.86    28.11    26.30    28.10    27.42    24.89
IIIQ ......   22.21    23.63    24.51    24.85     24.74    24.94    25.54    27.34    27.27    26.70    28.86    27.94    25.63
IVQ .......   23.19    24.13    25.38    24.90     25.07    24.96    26.25    27.82    27.33    26.14    29.20    26.88

                                              Daily Tanker Earnings (1) (In thousands)

               1990     1991     1992     1993      1994     1995     1996     1997     1998     1999     2000     2001     2002
              -----    -----    -----    -----     -----    -----    -----    -----    -----    -----    -----    -----    -----
IQ ........   12.28    18.69    13.10    16.46     14.56    18.05    20.72    22.51    24.77    19.35    23.59    45.81    15.78
IIQ .......   12.70    17.16     7.88    14.42     15.65    16.35    21.23    22.33    20.93    13.56    31.57    31.81    14.83
IIIQ ......    8.99    14.03     7.05    13.45     15.63    19.77    19.77    22.73    18.81    11.02    44.96    27.28    14.49
IVQ .......   10.55    10.20    11.13    15.02     18.91    19.40    20.89    25.16    18.32    15.61    55.30    20.27

----------

(1) Bonny-Philadelphia voyage for 1990/1991 built vessels in 1990-1996 period, and modern vessels beginning 1997

Note: As at 9/30/2002

Source: Clarkson Research Studies, London. PIRA Energy Group

     World oil demand in the third quarter 2002 was higher than the preceding quarter as well as above the low level prevailing in the same period of last year, the first year-on-year growth in a year. World oil demand is expected to increase further in the foreseeable future due to usual seasonal oil demand gains in the winter months and improvement in world economic activity and industrial production. The average OPEC oil production in the third quarter 2002 totaled about 25.6 million barrels per day ("b/d"), down by 2.3 million b/d compared to the same period last year, despite the substantial non-compliance by OPEC producers toward the end of the quarter. More importantly, the average oil output by the long-haul Middle East OPEC producers in the third quarter this year totaled 17.3 million b/d, down by 1.9 million b/d or about 10%, compared to the same period a year ago.

     OPEC oil production cuts have left onshore commercial oil stocks in the three major OECD markets (U.S., Europe and Japan) at the end of September 2002, at low levels, the lowest they have been in the last ten years except in 1996 and 2000. Oil inventories are expected to fall further in the fourth quarter as a result of increasing oil demand, notwithstanding the increase in non-OPEC oil production and the higher OPEC countries non-compliance with their oil production quotas.

                       TANKER ORDERBOOK AND 20+ YEAR OLD
                           AS PERCENTAGE OF FLEET DWT

                    [GRAPHICAL REPRESENTATION OF DATA CHART]

                    Vessels on order ...............  21.6%
                    Vessels 20+ years old ..........  21.8%

Note: As at 9/30/02
Source: Fearnley's, Oslo

     The world tanker fleet totaled about 277.8 million deadweight ("dwt") at the end of the third quarter 2002, up by 0.5 million dwt from the end of 2001 level, and down by 4.0 million dwt or 1.4% below the level prevailing a year ago. The tanker orderbook for delivery over the next few years stood at 60.0 million dwt, or 21.6% of the existing fleet at the end of September 2002. Approximately 8.6 million dwt are for delivery later this year, 30.5 million dwt in 2003, 18.6 million dwt in 2004 and the balance in 2005. The tanker orderbook includes 54 Suezmaxes of about 8.5 million dwt or 24.5% of the existing internationally trading Suezmax tanker fleet.

     Approximately 60.5 million dwt or 21.8% of the total tanker fleet was 20 or more years old, including 30.4 million dwt or about 11.0% of the tanker fleet which was 25 or more years old. In addition, 26 and 18 Suezmaxes were 20 or more and 25 or more years old, respectively.

     As a result of the low tanker freight rate environment, tanker sales for scrap and for Floating Production Storage Offloading conversion continued at a relatively high rate and through the end of September totaled about 16.6 million dwt, about 40% more than the same period last year, representing an annual rate of 22.1 million dwt.

Product Tanker Overview

     After a modest recovery during the second quarter 2002, the market for handysize product tankers in the Caribbean weakened throughout the third quarter and the TCE rate fell compared to the preceding quarter and was well below the rate prevailing in the same period a year ago. The handysize market in the Caribbean continues to be weak in the early part of the current quarter.

     The world product tanker fleet totaled about 48.8 million dwt at the end of September 2002, up about 1.0% from the year-end 2001 level, and the product tanker orderbook for delivery over the next few years totaled about 16.2 million dwt, or about one-third of the existing product tanker fleet. Approximately 1.7 million dwt are for delivery in 2002, 6.7 million dwt in 2003, 6.6 million dwt in 2004 and the balance in 2005. At the same time 12.0 million dwt or 24.5% of the existing fleet was 20 or more years old, including 4.5 million dwt or 9.2% of the existing fleet that was 25 or more years old. It seems that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next two years, unless scrappings accelerate.

                     HANDYSIZE & HANDYMAX ORDERBOOK AND 20+
                      YEAR OLD AS PERCENTAGE OF FLEET DWT

                    [GRAPHICAL REPRESENTATION OF DATA CHART]

                    Vessels on order ...............  30.6%
                    Vessels 20+ years old ..........  25.2%

Note: As at 9/30/02
Source: SSY Consultancy and Research Ltd., London

     The outlook for the tanker market is expected to improve in the near-term as a result of the need for additional oil production by OPEC to accommodate the expected increase in world oil demand due to the usual seasonal gains in oil consumption and improvement of world economic activity at a time when world oil inventories are expected to be at low levels. However, given the high tanker orderbook for delivery in the balance of 2002 and next year, tanker rates will depend on world economic activity and oil demand growth as well as tanker scrappings.

RESULTS OF OPERATIONS

     Results of operations include operating activities of the Company's vessels. The following discussion explains our operating results in terms of both Operating income (excluding (Gain) loss on disposal/write down of assets-net and General and administrative expenses) and TCE revenues. Operating expenses included in operating income include charter hire expense. Consistent with industry practice, we use TCE revenue (voyage revenue less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

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

     OMI has been securing vessels on long-term time charter contracts (see Outlook section). Currently, 17 of OMI's 36 vessels are performing on time charters greater than one year. This represents 54 percent of the operating days of the fleet during the third quarter 2002. The crude oil fleet, however, operates primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows, total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs or initial positioning of the vessel. Vessel expenses included in operating income discussed above include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and Company standards.

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

OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SEPTEMBER 30, 2001

     Operating income of $11.5 million for the three months ended September 30, 2002 decreased by a net $4.3 million from $15.8 million for the three months ended September 30, 2001. Operating income of $32.2 million for the nine months ended September 30, 2002 decreased by a net $47.9 million from $80.1 million for the nine months ended September 30, 2001.

     Operating income for the three and nine months ended September 30, 2002 and 2001 were as follows by market segments in which OMI primarily operates.

                                                     FOR THE THREE                    FOR THE NINE
                                                     MONTHS ENDED                     MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                               -------------------------        -------------------------
(in millions)                                    2002             2001            2002             2001
                                               --------         --------        --------         --------
VOYAGE AND OTHER REVENUES:
   Crude Oil Fleet ..........................  $   19.1         $   24.7        $   60.7         $ 102.7
   Product Carrier Fleet ....................      27.5             20.4            78.4            58.1
   Other Revenue ............................        --              0.1             0.1             0.2
                                               --------         --------        --------         -------
   Total ....................................  $   46.6         $   45.2        $  139.2         $ 161.0
                                               ========         ========        ========         =======

VOYAGE EXPENSES:
   Crude Oil Fleet ..........................  $    6.7         $    5.4        $   18.9         $  15.5
   Product Carrier Fleet ....................       2.0              2.8             5.9             6.4
                                               --------         --------        --------         -------
   Total ....................................  $    8.7         $    8.2        $   24.8         $  21.9
                                               ========         ========        ========         =======

TCE REVENUES:
   Crude Oil Fleet ..........................  $   12.4         $   19.3        $   41.8         $  87.2
   Product Carrier Fleet ....................      25.5             17.6            72.5            51.7
                                               --------         --------        --------         -------
   Total ....................................  $   37.9         $   36.9        $  114.3         $ 138.9
                                               ========         ========        ========         =======

VESSEL EXPENSES (INCLUDING CHARTER HIRE):
   Crude Oil Fleet ..........................  $    8.5         $    7.3        $   27.0         $  21.8
   Product Carrier Fleet ....................       6.8              5.7            23.7            14.6
   All Other ................................        --             (0.1)           (0.2)           (0.5)
                                               --------         --------        --------         -------
   Total ....................................  $   15.3         $   12.9        $   50.5         $  35.9
                                               ========         ========        ========         =======

DEPRECIATION AND AMORTIZATION:
   Crude Oil Fleet ..........................  $    5.1         $    4.6        $   14.2         $  12.9
   Product Carrier Fleet ....................       6.0              3.6            17.3            10.0
   All Other ................................        --              0.1             0.2             0.2
                                               --------         --------        --------         -------
   Total ....................................  $   11.1         $    8.3        $   31.7         $  23.1
                                               ========         ========        ========         =======

OPERATING INCOME: (1)
   Crude Oil Fleet ..........................  $   (1.2)        $    7.4        $    0.6         $  52.5
   Product Carrier Fleet ....................      12.7              8.3            31.5            27.1
   All Other ................................        --              0.1             0.1             0.5
                                               --------         --------        --------         -------
   Total ....................................  $   11.5         $   15.8        $   32.2         $  80.1
                                               ========         ========        ========         =======

----------

(1) Operating Income excludes (Gain) loss on disposal/write down of assets-net and General and administrative expenses.

Net changes are discussed as follows according to the two market segments (crude oil fleet and product carrier or "Clean" fleet) in which OMI primarily operates.

CRUDE OIL TANKER FLEET

     Operating income decreased $8.6 million for the three months and $51.9 million for the nine months ended September 30, 2002 compared to the same periods in 2001.

CRUDE OIL FLEET:

BREAKDOWN BY FLEET

                                                           FOR THE THREE                    FOR THE NINE
IN THOUSANDS, EXCEPT DAILY RATES                           MONTHS ENDED                     MONTHS ENDED
  & EXPENSES, NUMBER OF VESSELS AND                        SEPTEMBER 30,                    SEPTEMBER 30,
  OPERATING DAYS                                     -------------------------        -------------------------
(UNAUDITED)                                            2002             2001            2002             2001
-----------------------------------                  --------         --------        --------         --------
SUEZMAXES:
   TCE Revenue ..................................    $  6,972         $ 11,167        $ 24,642         $ 58,750
                                                     --------         --------        --------         --------
   Operating Expenses ...........................       1,849            2,559           6,365            7,953
   Charter Hire Expense .........................       4,288            1,641          12,210            6,192
   Depreciation and Amortization.................       2,341            2,608           6,604            8,523
                                                     --------         --------        --------         --------
   Operating (Loss) Income ......................    $ (1,506)        $  4,359        $   (537)        $ 36,082
                                                     ========         ========        ========         ========

   Average Daily TCE (Spot) .....................    $ 12,539         $ 20,340        $ 15,043         $ 32,414
   Average Daily TCE (Time Charter Out) .........        --           $ 17,700            --           $ 17,232
   Average daily operating expense ..............    $  4,559         $  4,636        $  4,868         $  4,506

  Number of vessels owned-end of
     period  (1),(2) ............................           5                5               5                5
   Number of vessels chartered-in end of
     period  (2),(3) ............................           2                1               2                1
   Number of operating days (Spot) ..............         556              507           1,638            1,619
   Number of operating days (Time Charter Out) ..        --                 45            --                234
---------------------------------------------------------------------------------------------------------------
ULCC:
   TCE Revenue ..................................    $   (129)        $  2,249        $   (582)        $  7,784
                                                     --------         --------        --------         --------
   Operating Expenses ...........................         434              732           1,617            2,322
   Depreciation and Amortization ................         507              453           1,506            1,084
                                                     --------         --------        --------         --------
   Operating (Loss)Income .......................    $ (1,070)        $  1,064        $ (3,705)        $  4,378
                                                     ========         ========        ========         ========

   Average Daily TCE ............................    $ (1,397)        $ 24,991        $ (2,131)        $ 34,908
   Average daily operating expense ..............    $  4,717         $  7,957        $  5,923         $  8,505

   Number of vessels owned-end of period ........           1                1               1                1
   Number of operating days .....................          92               90             273              223
---------------------------------------------------------------------------------------------------------------
PANAMAXES:
   TCE Revenue ..................................    $  2,612         $  2,920        $  8,933         $ 17,356
                                                     --------         --------        --------         --------
   Operating Expenses ...........................       1,395            1,858           5,017            4,773
   Depreciation and Amortization ................       1,505              808           3,934            2,427
                                                     --------         --------        --------         --------
   Operating (Loss) Income ......................    $   (288)        $    254        $    (18)        $ 10,156
                                                     ========         ========        ========         ========

   Average Daily TCE ............................    $  9,855         $ 15,095        $ 11,438         $ 23,566
   Average daily operating expense ..............       5,054            6,732           6,126            5,828

   Number of vessels owned-end of period ........           3                3               3                3
   Number of operating days .....................         265              194             781              737
---------------------------------------------------------------------------------------------------------------
HANDYSIZE PRODUCT CARRIERS-ON TIME CHARTER:
   TCE Revenue ..................................    $  2,987         $  3,006        $  8,817         $  3,379
                                                     --------         --------        --------         --------
   Operating Expenses ...........................         559              492           1,754              577
   Depreciation .................................         714              714           2,141              821
                                                     --------         --------        --------         --------
   Operating Income .............................    $  1,714         $  1,800        $  4,922         $  1,981
                                                     ========         ========        ========         ========

   Average daily TCE ............................    $ 16,231         $ 16,339        $ 16,148         $ 16,364
   Average daily operating expense ..............    $  3,038         $  2,674        $  3,212         $  2,801

   Number of vessels owned-end of period (4) ....           2                2               2                2
   Number of operating days .....................         184              184             546              206

TOTAL CRUDE FLEET OPERATING
   (LOSS)INCOME .................................    $ (1,150)        $  7,477        $    662         $ 52,597
                                                     ========         ========        ========         ========

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1) In September 2002, a Suezmax newbuilding was delivered. In June 2001, a Suezmax vessel was sold. During January 2001, a Suezmax newbuilding was delivered.

(2)  In December 2001, a vessel was sold and leased back.

(3)  In January and March 2001, OMI redelivered two chartered-in vessels.

(4) In June 2001, two handysize crude oil tankers were acquired with time charters.

Fluctuations in each of the crude oil fleet vessel types were as follows:

     Suezmaxes: Operating income decreased by $5.9 million for the three months and $36.6 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue decreased by $4.2 million during the three months and $34.1 million during the nine months ended September 30, 2002 primarily from:

     (1) a decline in charter rates (see Market Overview) for the Suezmax tanker fleet coupled with waiting/slow steaming days,

     (2) a decrease in TCE revenue due to the sale of a Suezmax vessel in June 2001 (resulting in 151 fewer days during the nine month period in 2002) and

     (3) a decline in earnings in 2002 due to the early termination of two chartered-in vessels that were redelivered during the first quarter 2001 (resulting in 86 fewer operating days during the nine months in 2002).

     Decreases in operating income in the 2002 periods were offset in part by income earned in the spot market (for 20 days) by the vessel acquired in September 2002.

     Charter hire expense increased for two vessels, $2.6 million for the three months and $6.0 million for the nine months ended September 30, 2002. Depreciation expense decreased for one vessel, the MAX JACOB (formerly SOYANG), which was sold and chartered back in December 2001 and OLIVER JACOB (formerly COLUMBIA), which was also sold and then time chartered back in June 2002.

     Operating expenses decreased $0.7 million for the three months and $1.6 million for the nine months ended September 30, 2002 as a result of lower expenses for the vessel sold in 2001 and the two vessels sold and chartered back. The average daily operating expense increased during the nine month period in 2002 primarily for increases in insurance expense, primarily war risk premiums and P & I supplemental calls and for other vessel expenses which we attribute to the timing of when the expenses were incurred in 2002 versus 2001.

     ULCC: Operating income decreased by $2.1 million for the three months and $8.1 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue decreased by $2.4 million during the three months and $8.4 million during the nine months ended September 30, 2002 primarily due to waiting days and unemployment of the vessel for a significant part of the three and nine month periods in 2002. Net operating expenses decreased in both periods during 2002 compared to 2001, primarily for decreased maintenance and repair and stores expense also as a result of the vessel's unemployment. Repairs made during the vessel's drydock in 2001 increased expense during the 2001 periods. Depreciation and amortization expense increased primarily for amortization of drydock expense (drydock performed July
2001).

     Panamaxes: Operating income decreased by $0.5 million for the three months and $10.2 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue decreased by $0.3 million during the three months and $8.4 million during the nine months ended September 30, 2002 primarily from a decline in charter rates (see Market Overview) for the fleet coupled with waiting/slow steaming days in 2002. Operating expense increased for the nine months ended September 30, 2002 by $0.2 million primarily for increases in crew expenses and insurance expense (primarily war risk premiums and P & I supplemental calls) compared to 2001. Operating expense decreased for the three months ended September 30, 2002 by $0.5 million primarily for timing of when the expenses were incurred in 2002 versus 2001. Depreciation and amortization expense increased primarily for amortization of drydock expense for three vessels drydocked in October, December 2001 and July 2002.

     Handysize Product Carriers-on time charter: Operating income decreased by $0.1 million for the three months and increased $2.9 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue remained relatively unchanged during the three months and increased $5.4 million during the nine months ended September 30, 2002 primarily from the two 1993 built crude oil carriers that were delivered in June 2001 (aggregating 340 more operating days in 2002) that are continuing on long-term time charters. Operating expenses increased $0.1 million during the three months ended September 30, 2002 primarily from additional crew and miscellaneous expenses. Operating expenses increased $1.2 million during the nine months ended September 30, 2002 primarily from more operating days in 2002.

PRODUCT CARRIER FLEET

     Operating income earned by the product carrier fleet increased a net of $4.4 million for the three months and $4.4 million for the nine months ended September 30, 2002 compared to the same periods in 2001.

CLEAN FLEET:

BREAKDOWN BY FLEET

                                              FOR THE THREE                FOR THE NINE
IN THOUSANDS, EXCEPT DAILY RATES              MONTHS ENDED                 MONTHS ENDED
 & EXPENSES, NUMBER OF VESSELS AND            SEPTEMBER 30,                SEPTEMBER 30,
 OPERATING DAYS                           ----------------------        ----------------------
(UNAUDITED)                                 2002          2001           2002           2001
----------------------------------        -------        -------        -------        -------
PRODUCTS-ON-SPOT:
   TCE Revenue .......................    $ 4,063        $ 8,764        $13,366        $32,159
                                          -------        -------        -------        -------
   Operating Expenses ................      2,206          3,080          7,941          9,178
   Depreciation and Amortization .....      1,603          1,642          4,726          5,496
                                          -------        -------        -------        -------
   Operating Income ..................    $   254        $ 4,042        $   699        $17,485
                                          =======        =======        =======        =======

   Average Daily TCE .................    $ 8,101        $14,132        $ 8,218        $16,486
   Average daily operating expense ...    $ 3,996        $ 4,775        $ 4,641        $ 4,495
   Number of vessels owned-end of
    period  (1), (2) .................          6              7              6              7
   Number of operating days ..........        501            618          1,625          1,951
----------------------------------------------------------------------------------------------
PRODUCTS-ON-TIME CHARTER:
   TCE Revenue .......................    $21,470        $ 8,837        $59,163        $19,476
                                          -------        -------        -------        -------
   Operating Expenses ................      4,681          2,601         15,778          5,276
   Depreciation and Amortization .....      4,309          2,003         12,532          4,539
                                          -------        -------        -------        -------
   Operating Income ..................    $12,480          4,233        $30,853        $ 9,661
                                          =======        =======        =======        =======


BREAKDOWN BY FLEET
                                              FOR THE THREE                 FOR THE NINE
IN THOUSANDS, EXCEPT DAILY RATES               MONTHS ENDED                 MONTHS ENDED
 & EXPENSES, NUMBER OF VESSELS AND             SEPTEMBER 30,                SEPTEMBER 30,
 OPERATING DAYS                           ----------------------        ----------------------
(UNAUDITED)                                 2002           2001           2002          2001
-----------------------------------       -------        -------        -------        -------
PRODUCTS-ON-TIME CHARTER:
   Average Daily TCE  (3) ............    $15,558        $14,726        $15,016        $14,051
   Average daily operating expense ...    $ 3,392        $ 4,342        $ 4,004        $ 3,798

   Number of vessels owned-end of
    period  (2), (4) .................         15              9             15              9
   Number of operating days ..........      1,380            599          3,941          1,389
----------------------------------------------------------------------------------------------
TOTAL CLEAN FLEET OPERATING INCOME ...    $12,734        $ 8,275        $31,552        $27,146
                                          =======        =======        =======        =======

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1) A vessel was sold in April 2002. A vessel acquired in March 2001 was sold in May 2001.

(2) A vessel operating on spot during the first half of 2001 began a time charter in July 2001.

(3) During 2002, OMI recognized profit sharing of approximately $2.2 million in the third quarter 2002 and $4.4 million for the nine months ended September 30, 2002.

(4) From July to December 2001, six handysize product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

     Fluctuations in each of the product carrier groups were as follows:

     Product Carriers-on spot: Operating income decreased by $3.8 million for the three months and by $16.8 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue decreased by $4.7 million during the three months and $18.8 million during the nine months ended September 30, 2002 primarily from the decline in spot rates during the 2002 periods compared to the same periods in 2001 (see Market Overview). Additionally, TCE revenue and operating expenses declined because of a vessel that began a two-year time charter in July 2001, and another vessel that was sold in April 2002. Average daily operating expenses also decreased during the third quarter 2002 as a result of timing of when certain expenses were incurred in 2002 versus 2001.

     Product Carriers-on time charter: Operating income increased by $8.2 million for the three months and by $21.2 million for the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. TCE revenue increased by $12.6 million for the three months and $39.7 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The increases were attributable primarily to the purchase of seven vessels in 2001 and three vessels in 2002 coupled with increased profit sharing earned in 2002 by five vessels, three of which were acquired in 2001. Four of the vessels have anniversary dates in the third quarter; however, profit sharing for one of the vessels that has an anniversary date in July was recorded in the second quarter 2002.

     The five vessels that are time chartered with profit sharing agreements receive 50 percent profit sharing above the agreed rate. In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, OMI recognizes the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. In the third quarter of 2002, OMI recognized $2.2 million in profit sharing primarily from three vessels that have anniversary dates in September. For the nine month period in 2002 an aggregate of $4.4 million in profit sharing was recognized. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue until the threshold is reached.

     Operating expenses and depreciation and amortization expense also increased in the 2002 periods corresponding to the increased number of vessels. Additionally, operating expenses increased by legal expenses relating to an investigation with which the company is cooperating and is explained in the Other Matters section of this report.

OTHER OPERATING EXPENSES

     The Company's operating expenses, other than vessel, voyage and charter hire expenses, consist of depreciation and amortization, general and administrative ("G&A") expenses and (gain) loss on disposal/write down of assets-net. These expenses increased by $3.4 million to $14.8 million for the three months ended September 30, 2002 and by $29.8 million to $42.3 million for the nine months ended September 30, 2002 compared to the same period in 2001. The increases were primarily attributable to: depreciation and amortization and gain on disposal of vessels-net in 2001 compared to the nine months ended September 30, 2002.

     Depreciation and amortization-Depreciation and amortization increased by $2.8 million during the three months and by $8.6 million during the nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. The increase was primarily due to the acquisition of seventeen new vessels (seven of which were acquired during the first half of 2001, six during the latter part of 2001 and four in 2002, see OMI's Fleet section), net of the decrease from the disposal of two Suezmax vessels and one product carrier, in addition to the increase in expense due to amortization of drydock.

     General and administrative--G & A increased $0.6 million for the three months and $1.4 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The increases were due to additional expenses as a result of a larger fleet in 2002.

     (Gain) loss on disposal/write down of assets-net-The (Gain)loss on disposal/write down of assets -net changed by $19.8 million for the nine months ending September 30, 2002 compared to the same period in 2001. The 2002 loss on disposal of $0.3 million resulted primarily from the loss on disposal of a 1988 built product carrier, which was sold in April 2002.

     The 2001 gain on disposal of $19.5 million resulted from the sale of two vessels, a 2000 built Suezmax vessel with a gain of $17.5 million and gain on the sale of a product carrier (acquired in March 2001) of $0.6 million. Additionally, the 2001 gains of $1.4 million included in the nine months ended September 30, 2001 results of operations resulted from the early termination of two time charters. The gain from the early termination of one charter was from the accelerated amortization of the provision for loss on the lease obligation. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain on sale of the vessel.

OTHER (EXPENSE) INCOME

     Other (expense) income consists of loss/ write down on investments--net, interest expense, interest income and other-net. Net other expense increased by $1.1 million from $5.2 million during the three months ended September 30, 2001 to $6.3 million for the three months ended September 30, 2002. Net other expense increased by $2.8 million from $15.3 million during the nine months ended September 30, 2001 to $18.1 million for the nine months ended September 30, 2002.

     During the nine months ended September 30, 2002, OMI recorded a net loss on the disposal/write down of investments aggregating $0.9 million. The loss was offset in part by a net gain on the disposal of marketable securities of $0.3 million for the nine months ended September 30, 2002. The 2001 loss on disposal/write down of investments of $1.1 million and $1.6 million for the three and nine months, respectively, related to the winding down of the International Product Carriers Limited joint venture.

     Interest expense during the three and nine months ended September 30, 2002 increased $2.0 million and $2.5 million, respectively, compared to the three and nine months ended September 30, 2001. The average outstanding debt for both periods in 2002 was higher than the comparable periods in 2001 due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels. The net increase was primarily due to interest expense on the financing for vessel acquisitions.

     Interest income during the three and nine months ended September 30, 2002 decreased by $0.3 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2001. The decrease was primarily due to average lower rates on cash equivalents and lower Notes receivable balances in 2002.

INCOME TAX BENEFIT

     The income tax benefit of $1.1 million for the three months and $1.4 million for the nine months ended September 30, 2002 represented the reversal of tax accruals (previously reserved for in Deferred income taxes) after the settlement payment of $0.5 million pertaining to certain tax years prior to the spin off date of June 17, 1998.

     OMI is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company's international shipping income prospectively is not subject to federal income taxes in the United States (other than adjustments to previously reported amounts).

EQUITY IN OPERATIONS OF JOINT VENTURES

     Equity in operations of joint ventures decreased by $0.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The 2001 balance was from the winding down of the joint ventures disposed of in prior years.

BALANCE SHEET

     During the nine months ended September 30, 2002, OMI sold marketable securities and received net proceeds of approximately $6.1 million. The sales resulted in a net gain of $0.3 million for the nine months ended September 30, 2002.

     At September 30, 2002, Accumulated other comprehensive income was reduced by $1.9 million to reflect the fair value of the swaps to $6.0 million (see Financing Activities) and the fair value of an investment to $0.1 million at that date.

     During the nine months ended September 30, 2002, changes in Vessels and other property-net were as follows:

     >>   Vessels and other property increased $133.5 million,

     >>   Construction in progress decreased a net of $31.9 million and

     >> Accumulated depreciation increased a net of $22.2 million from the balances at December 31, 2001. Depreciation and amortization for the nine months ended September 30, 2002 was $29.1 million (excluding $2.6 million for amortization of drydock expense, which is included with Prepaid drydock).

     During January, March and September 2002, OMI took delivery of four vessels, two new handymax product carriers, one handysize product carrier and one Suezmax vessel. Vessels increased an aggregate of $148.3 million for the capitalized costs of the four vessels, $50.4 million of which was reclassified from Construction in progress and $97.7 million cash was paid to the shipyard and related to capitalized costs. The Company financed an aggregate of $91.9 million of these payments during the nine months ended September 30, 2002 (see Cash Flow section and Financing Activities).

     Increases to Vessels and other property were partially offset by the sale of the product carrier in April 2002, decreasing Vessels by $15.9 million and Accumulated depreciation decreased by $6.9 million. Additionally, a charge was recorded to reflect the loss on disposal of the vessel of $0.3 million.

     In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29.0 million in cash, $12.0 million of cash in an escrow account and $3.7 million of proceeds from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years (plus two years at the owners option) and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million will be amortized over the charter period of eight years. The Company used $20.0 million of the sales proceeds to pay down a line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     Cash and cash equivalents of $31.4 million at September 30, 2002 increased $13.7 million from cash and cash equivalents of $17.7 million at December 31, 2001. The Company's working capital decreased by $16.2 million between September 30, 2002 and December 31, 2001, and is a deficit of $21.7 million at September 30, 2002. The deficit will be met by the time charter revenue from the new vessels, income earned from vessels in the spot market which is expected to increase in the next year, the $78.0 million credit facility entered into on March 27, 2002 and other activities. Current assets decreased $14.0 million and current liabilities increased $2.3 million. Cash increased primarily because of proceeds from the issuance of debt and the sale of two vessels and marketable securities, which exceeded the payments to acquire vessels. Decreases in other current assets were primarily from the return of escrow ($12.0 million) as a result of the purchase of the COLUMBIA in June 2002. Current liabilities increased primarily from the increase in the current portion of long-term debt, which related to the acquisition of vessels. Net cash provided by operating activities decreased $56.9 million to $36.7 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $93.6 million for the nine months ended September 30, 2001 (see Results of Operations).

     During the nine months ended September 30, 2002 the Company took various steps to improve its liquidity, and as a result ended the quarter with a cash balance of $31.4 million. The Company had $14.6 million available under lines of credit (currently $22.6 million) and our net debt to net capitalization ratio is
53.6 percent. The Company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

     Cash used by investing activities was $83.9 million for the nine months ended September 30, 2002, compared to cash used by investing activities of $210.1 million for the nine months ended September 30, 2001. During 2002, $162.5 million was used for the additions to vessels:

     >> $97.9 million was used for the purchase of three product carriers and one Suezmax vessel,

     >>   $44.9 million for the purchase of the COLUMBIA,

     >>   $15.8 million was paid for vessels under construction, and

     >> $3.9 million was used for capital expenditures for improvements to existing vessels and capitalized interest

     Cash was used during the nine months ended September 30, 2001 primarily for additions to vessels of $277.1 million:

     >> $218.2 million in cash used to purchase one 2001 built Suezmax vessel, three 1989-1990 built, two 1993 built, two 2000 built and two 2001 built product carriers,

     >>   $19.2 million for two new Suezmax newbuilding contracts,

     >>   $3.0 million deposit for a product carrier delivered in October,

     >> $33.8 million installment payments for nine vessels under construction, and

     >> $2.9 million for capital expenditures for improvements to existing vessels and capitalized interest

     During the nine months ended September 30, 2002, we sold and leased back a Suezmax vessel, sold a product carrier (proceeds from dispositions aggregated $58.0 million), secured additional lines of credit, and reduced amortization on existing lines giving us flexibility to withstand weak tanker markets and improve liquidity. Proceeds of $77.3 million received for the disposal of vessels during the nine months ended September 30, 2001, were for the Suezmax vessel sold in June 2001 and a product carrier sold in May 2001.

Financing Activities

     Cash provided by financing activities was $60.8 million for the nine months ended September 30, 2002, compared to cash provided by financing activities of $110.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, there was $105.7 million in principal payments ($30.4 million were scheduled payments, $49.3 million for two vessels that were refinanced under a new credit facility in March 2002, $6.0 million for a vessel sold in April 2002, and $20.0 million paid down on a credit facility upon the sale of the COLUMBIA), and there was $167.9 million in proceeds from the issuance of debt ($111.9 million for the purchase of four vessels and construction in progress payments and $56.0 million was drawn down on the $78.0 million credit facility).

     During the nine months ended September 30, 2001 we paid debt of $97.3 million; $32.2 million in scheduled principal payments and $65.1 million in unscheduled payments ($37.7 million was paid upon the sale of a vessel in June 2001, $23.0 million was refinanced in July 2001 and $4.4 million of OMI's senior unsecured Notes were repurchased in August 2001).

     At September 30, 2002, OMI had $494.8 million in debt outstanding. The following paragraphs describe changes to the Company's debt facilities during the nine months ended September 30, 2002:

     The Company has a term loan agreement, secured by 16 vessels, in the original amount of $310 million, which had a balance of $170.3 million at September 30, 2002. In March 2002, this facility was amended to reduce the then three remaining 2002 quarterly payments from $10.0 million to $6.25 million and increase the balloon payment by $11.25 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 is $91.7 million. As a result of the amendment, the Company's margin on this Facility was increased by 25 basis points. For the period ending September 30, 2002, the Company's interest rate margin was 2.25% over LIBOR.

     On March 27, 2002, the Company entered into a $78.0 million reducing revolving credit facility secured by first mortgages on two vessels and second mortgages on 17 vessels. The loan, which matures on March 27, 2007, bears interest at LIBOR plus a margin of 2.75 percent, and requires semi-annual payments of $3.0 million, with the balance being payable with the tenth payment. As of September 30, 2002, the line had been reduced to $70.7 million, and the Company had $14.6 million available under the line. During October 2002, OMI paid down $8.0 million on this facility (which increased the amount available under the line to $22.6 million).

     In November 2001, the Company obtained a seven-year $44.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22.0 million tranches. At September 30, 2002, the balance of the loan was $40.8 million. Each tranche is being repaid in 28 quarterly installments (the first 12 at $0.65 million and next 16 at $0.38 million) plus a balloon of $8.2 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI's ratio of consolidated funded debt to consolidated EBITDA on a trailing four quarter basis.

     Reducing Revolving Facility

     On July 27, 2001, OMI entered into a six year $348.0 million reducing revolving credit facility (the "$348 Facility"). The $348 Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments and final payments at delivery on eleven newbuilding vessels, with deliveries scheduled through 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount. This loan includes interest rate margins based on a pricing ratio grid (currently 2.125% over LIBOR). The Company paid an additional margin of 25 basis points until September 30, 2002, which was reduced to 12.5 basis points for the period from October 1, 2002 to March 31, 2003. The availability of the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6.5 million per quarter until July 27, 2007 at which time the outstanding balance is due. At September 30, 2002, the Company had drawn $189.3 million. The remainder of the Facility becomes available when construction and delivery payments are made.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company's ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of September 30, 2002, the Company was in compliance with its covenants.

Interest Rate Swaps

     As of September 30, 2002, the Company had two interest rate swaps, which are cash flow hedges, aggregating $145.0 million and has recorded a liability of $6.0 million and a charge correspondingly to Accumulated other comprehensive income related to the fair market value of these swaps. During October 2002, OMI committed to six new interest rate swaps, which also have been designated as cash flow hedges. The following table lists all swap contracts and terms (in thousands):

                                                          FIXED
          NOTIONAL        START          MATURITY        INTEREST
           AMOUNT          DATE            DATE            RATE
          --------       ---------       ---------       --------
           $60,000       Oct. 2001       Oct. 2004        4.77%
            85,000       Oct. 2001       Oct. 2005        4.86%
            20,000       Dec. 2002       Jun. 2004        2.12%
            37,000       Feb. 2003       Jun. 2004        2.16%
            24,000       Mar. 2003       Jun. 2004        2.17%
            20,000       Mar. 2003       Jun. 2004        2.07%
            17,000       Jun. 2003       Jun. 2004        2.16%
            34,600       Apr. 2003       Jun. 2004        2.08%

     The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods).

Future Rate Agreements

     In February 2002, OMI entered into five FRAs, which match five loan tranches of the $348 Facility, for an aggregate notional value of $95.3 million. The FRAs fixed the interest rate before margins on these tranches within a range of 2.355% to 2.50% and expire in December 2002. In October 2002, OMI entered into four more FRAs, which match four loan tranches of the $348 Facility, for an aggregate notional value of $91.0 million. The FRAs fixed the interest rate before margins on these tranches within a range of 1.72% to 1.86% beginning May 2003 and expire in December 2003.

ADJUSTED EBITDA

     The Company, its lenders and investors generally consider adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA represents operating income from operations before depreciation and amortization expense and (gain)loss on disposal/write down of assets-net. OMI's computation of adjusted EBITDA may not be comparable to the adjusted EBITDA reported by other companies. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. Adjusted EBITDA of $18.9 million for the three months and $53.6 million for the nine months ended September 30, 2002 was $2.1 million less than the three months and $40.7 million less than the nine months ended September 30, 2001 adjusted EBITDA. The decreases in both periods were due to the decline in tanker rates, but primarily due to the decreased rates earned by the Suezmax fleet in 2002 compared to the same periods in 2001.

OTHER COMMITMENTS

     The following are other commitments that have not been previously detailed in the Recent Activities section.

Contracts to Purchase Vessels

     The following are commitments to purchase vessels currently under construction, related construction payments and the financing arranged (in millions):

                                                         CONSTRUCTION PAYMENTS
                        DELIVERY        CONTRACT         ---------------------
VESSEL                    DATE           PRICE           2002            2003
------                  --------        --------         -----           -----
MOSELLE (1) ..........   2/2003         $ 29.2           $ --            $20.5
ROSETTA (1) ..........   3/2003           29.5             2.9            20.6
OTTAWA  (2) ..........   4/2003           36.7             3.7            25.7
TAMAR   (2) ..........   7/2003           36.7             3.7            29.4
                                        ------           -----           -----
                          Total .....   $132.1           $10.3           $96.2
                                        ======           =====           =====

Construction Financing Arranged ......................   $ 6.7           $62.5
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

Other Matters

     The Company is continuing to cooperate with an investigation by the U.S. Attorney's office in Newark, New Jersey of an allegation that crew members of one or more of the Company's vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government's investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company has been providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company's vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel's port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

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

Newly Issued Accounting Standards

     SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The Company currently does not anticipate that the provisions of the new statement will have a material impact on its financial statements in the year of adoption.

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

     SFAS 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company currently does not anticipate that the provisions of the new statement will have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company's major market risk exposure is changing interest rates. The majority of OMI's debt was floating rate debt at September 30, 2002 and December 31, 2001. At September 30, 2002, the floating rate debt was $493.8 million ($145.0 million of which was fixed with interest-rate swaps and $95.3 million with FRAs) of the $494.8 million total debt, and at December 31, 2001, the floating rate debt was $431.0 million ($175.0 million of which was fixed with interest-rate swaps) of the $432.6 million total debt. Based on the floating rate debt at September 30, 2002, a one-percentage point increase in the floating interest rate would increase interest expense by $3.5 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $1.0 million as of September 30, 2002, and $1.6 million as of December 31, 2001. Based on the fixed rate debt at September 30, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

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

     As of September 30, 2002, the Company had two interest rate swap transactions with notional amounts of $60.0 million and $85.0 million in which the Company will pay fixed-rate interest payments, at 4.77% and 4.86%, respectively, and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). These agreements have maturity dates of October 2004 and October 2005, respectively. These transactions have been designated as cash flow hedges, and as of September 30, 2002, the Company has recorded a liability of $6.0 million and a charge correspondingly to Accumulated other comprehensive income related to the fair market value of these swaps.

     In February 2002, we entered into five FRAs, which match five loan tranches, respectively, for an aggregate notional value of $95.3 million. The FRAs fixed the interest rate before margins on these tranches within a range of 2.355% to 2.50 and expire in December 2002.

     In October and November 2002, we agreed to six interest rate swaps for an aggregate notional amount of $152.6 million. In each of these swaps, we will pay a fixed rate interest and receive floating rate interest. The swaps are designated as cash flow hedges. The following table summarizes the swaps:

                                                         FIXED
        NOTIONAL          START         MATURITY       INTEREST
         AMOUNT           DATE            DATE           RATE
        --------       ---------       ---------       --------
        $20,000        Dec. 2002       Jun. 2004        2.12%
         37,000        Feb. 2003       Jun. 2004        2.16%
         24,000        Mar. 2003       Jun. 2004        2.17%
         20,000        Mar. 2003       Jun. 2004        2.07%
         17,000        Jun. 2003       Jun. 2004        2.16%
         34,600        Apr. 2003       Jun. 2004        2.08%

     In October 2002, we agreed to four FRAs for an aggregate notional amount of $91.0 million. In each of these FRAs, we will pay a fixed rate interest and receive floating rate interest. The FRAs are designated as cash flow hedges. The following table summarizes the FRAs:

                                                        FIXED
                        START         MATURITY        INTEREST
         AMOUNT         DATE            DATE            RATE
        -------       ---------       ---------       --------
        $13,000       May  2003       Dec. 2003        1.72%
         15,000       July 2003       Dec. 2003        1.79%
         31,000       July 2003       Dec. 2003        1.79%
         32,000       July 2003       Dec. 2003        1.86%


ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to management's evaluation.

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

                           None.

ITEM 5 - OTHER INFORMATION

                           None.

ITEM 6 - EXHIBIT AND REPORTS ON FORM 8-K

a.   EXHIBITS

     99.1 OMI Corporation's certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

     99.2 OMI Corporation's certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

b.   REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMI CORPORATION
                                 ---------------
                                  (REGISTRANT)

DATE: NOVEMBER 14, 2002          BY: /s/ CRAIG H. STEVENSON, JR.
-----------------------              ---------------------------
                                     CRAIG H. STEVENSON, JR.
                                     CHAIRMAN OF THE BOARD AND CHIEF
                                     EXECUTIVE OFFICER




DATE: NOVEMBER 14, 2002          BY: /s/ KATHLEEN C. HAINES
-----------------------              ------------------------
                                     KATHLEEN C. HAINES
                                     SENIOR VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER
                                     AND TREASURER

                                 CERTIFICATIONS

I, Craig H. Stevenson, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of OMI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: NOVEMBER 14, 2002          BY: /s/ CRAIG H. STEVENSON, JR.
      -----------------              ----------------------------------------
                                     Craig H. Stevenson, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Kathleen C. Haines, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of OMI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: NOVEMBER 14, 2002          BY: /s/ KATHLEEN C. HAINES
      -----------------              -------------------------------------
                                     Kathleen C. Haines
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer