Form 10-K
period 2002-12-31
OMI CORP/M I
filed 2003-03-31
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 001-14135
OMI CORPORATION
(Exact name of Registrant as specified in its charter)

Marshall Islands	52-2098714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

     Registrant’s Address:
One Station Place
Stamford, Connecticut 06902

Registrant’s telephone number including area code: (203) 602-6700
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

YES	X	NO
	______		______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES	X	NO
	______		______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES	X	NO
	______		______

     Aggregate market value of Registrant’s voting stock, held by non-affiliates, based on the closing price on the New York Stock Exchange as of the close of business on June 28, 2002:

$277,450,879

     Number of shares of the Registrant’s Common Stock outstanding as of March 25, 2003: 76,843,163 The following document is hereby incorporated by reference into Part III of this Form 10-K:

(1) Portions of the OMI Corporation 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

INDEX

PART I

Items		Page(s)

1. and 2.	Business and Properties	1
3.	Legal Proceedings	8
4.	Submission of Matters to a Vote of Security Holders	8

PART II
5.	Market for OMI Corporation’s Common Stock and Related
	Stockholder Matters	10
6.	Selected Financial Data	11
7.	Management’s Discussion and Analysis of Results of Operations and
	Financial Condition	12
	General	12
	OMI’s Fleet	13
	2002 Activities	14
	Market Overview	16
	Critical Accounting Estimates	19
	Results of Operations	21
	Balance Sheet	27
	Liquidity and Capital Resources	33
	Risk Management	37
	Other Commitments	37
7A.	Quantitative and Qualitative Disclosures about Market Risks	40
8.	Financial Statements and Supplementary Data	42
9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	69

PART III
10.	Directors and Executive Officers of OMI Corporation	70
11.	Executive Compensation	70
12.	Security Ownership of Certain Beneficial Owners and Management	70
13.	Certain Relationships and Related Transactions	70
14.	Controls and Procedures	70

PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	71
	SIGNATURES
	CERTIFICATIONS

i

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

General

     OMI Corporation (‘‘OMI’’, the ‘‘Company’’ or “we”), incorporated under the laws of the Republic of the Marshall Islands on January 9, 1998, is located at One Station Place, Stamford, Connecticut. The telephone number is (203) 602-6700.

     Prior to June 17, 1998, we were a subsidiary of OMI Corp., a Delaware corporation (‘‘Old OMI’’) and held the international assets of Old OMI. Old OMI acquired Marine Transport Lines, Inc. (‘‘MTL’’), a privately owned company specializing in marine and transportation services, principally to the energy and chemical industries. In connection with the acquisition of MTL, Old OMI spun off to its shareholders the Company. Subject to certain exceptions, the spin off was tax free to Old OMI, its shareholders and the Company. The Company retained the OMI name and Old OMI changed its name to Marine Transport Corporation (‘‘MTC’’). The previous management of Old OMI became the management of the Company and the previous management of MTL became the management of MTC. For a more complete description of the transaction, the conditions and certain other items shareholders are referred to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 15, 1998 (registration statement number 333-52771).

Forward-Looking Statements

     Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

  estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates;
  estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers;
  estimates of when vessels may be contracted for sale and delivered to buyers;
  estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels;
  statements as to the projected development of the Company’s strategy and how it may act to implement its strategy;
  estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefor;
  estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets;
  estimates of the number of drydockings of vessels, their costs and the number of related offhire days;
  estimates of capital requirements and the sources of the funding;
  statements regarding financial hedges and their affects.

     Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Such risks include, but are not limited to, supply of tankers, demand for their use, world economic activity, breakdown of vessels and resultant time out of service as well as repair cost, availability and cost of insurance, governmental regulation, customer preferences and availability and cost of financing. More detailed information regarding these factors is included in Items 1, 2, 3 and 7, and elsewhere throughout this report, as well as in other filings with the Securities and Exchange Commission. Given these uincertainties, readers are cautioned not to place under reliance on our forward-looking statements.

     All subsequent written and oral forward-loooking statements attributable to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Development of OMI’s Business

     We provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

     We own or charter in a fleet which as of March 28, 2003 numbered 38 vessels. Beginning in 1998 we embarked on a fleet renewal program that resulted in a significant reduction in the age of our fleet and in a concentration of our vessels primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and aviation fuel) from refineries to distribution areas. Our fleet comprises 24 product carriers and 14 crude oil tankers, including eight Suezmax tankers. Our 24 product carriers are smaller vessels (from approximately 29,900 to approximately 47,000 dwt each). At year end 2002 the average age of our product carriers was 4.9 years, compared to an industry average of 12.3 years. Our eight Suezmax tankers are larger vessels (approximately 160,000 dwt each) and at year end 2002 the Suezmax tankers had an average age of 2.2 years, compared to an industry average of 9.6 years. The remainder of our fleet consists of six vessels including one ULCC (approximately 322,000 dwt), three Panamax tankers (approximately 66,000 dwt each) and two handysize tankers (approximately 36,000 dwt each). During the next six months, we will take delivery of two new Panamax product carriers. In 2004, we will take delivery of three handysize ice class product carriers. We recently agreed to sell our two oldest product carriers and they are scheduled to be delivered to the buyers during the second quarter. The time charter-in on one product carrier expires in 2003. Assuming no other acquisitions or dispositions, once we take delivery of the additional five vessels, 29 of our 40 vessels will be double-hulled.

We have developed a basic strategy, which includes:

Balanced chartering in spot and long-term markets

     We actively manage the balance between our spot and long-term time chartering to maintain cash flow stability without surrendering our ability to participate in strong spot markets. Our longer-term goal is to cover our fixed charges (general and administrative costs and interest expense) with revenue from our long-term charters. If attractive rates are available, we plan to keep most of our product carriers on long-term charters for the foreseeable future. Currently, 17 product carriers and two crude oil tankers are performing long-term time charters with original terms of two to five years. In addition, in 2003, we will take delivery of two Panamax product carriers which have been time chartered to a major oil company for five year terms and in 2004 three of the handysize newbuildings will commence five year time charters to a major oil company. The majority of our tonnage, including all of our Suezmaxes, however, continues to operate in the spot market, giving us the ability to take advantage of the variability of spot rates. In addition, five of our product carriers on time charter have profit sharing participations, allowing the Company to further benefit from increased rates in strong markets. The three product carriers being delivered in 2004 have been time chartered with the same profit sharing arrangement.

     OMI began increasing the number of its product carriers on time charters during the strong rate market of mid 2000 and continued to do so thereafter as part of its strategy. The following chart reflects OMI’s contracted time charter revenue (“TC revenue”) through 2006. TC revenue below does not include profit sharing in the future periods for the eight vessels eligible for profit sharing under their time charter agreements (with the exception of profit sharing earned and recorded for prior periods) and it assumes no extensions of current time charters but it does include OMI’s projected requirements relating to drydock.

The following reflects our contracted TC revenue through 2006.

(In millions)	2000	2001	2002	2003	2004	2005	2006

TC Revenue	$16.3	$43.5	$90.4	$101.7	$99.0	$52.4	$33.3
Number of Vessels (a)	5	14	17	20(b)	14(c)	9(d)	5(e)

(a)	Number of vessels at the end of each year
(b)	During 2003, one time charter terminates and four newbuildings begin time charters.
(c)	23 vessels operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 9 vessels complete time charter contracts during the year.
(d)	14 vessels operate on time charters during 2005; assuming no extensions, 5 vessels complete time charter contracts.
(e)	9 vessels operate on time charters during 2006; assuming no extensions, 4 vessels complete time charter contracts.

Note: TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. We intend to time charter the nine vessels, which have time charters that expire beginning in 2004 at opportunistic times when attractive rates are available.

Concentration in two vessel categories

     The large scale of our product carrier and Suezmax fleets relative to many of our competitors enables us to realize economies of scale and increase vessel utilization. Large and concentrated fleets create economies of scale by more efficiently spreading the overhead costs, including costs associated with vetting and complying with environmental and other regulations. By gaining expertise in operating, supplying and maintaining selected vessel types, our crews and management also gain greater efficiency and effectiveness. We have chosen to concentrate in Suezmax tankers due to their size advantage over aframax tankers and greater geographic flexibility relative to VLCC’s and to invest in product tankers because of our observation that product producing refineries are not generally located near the areas of greatest demand. We expect to increase our concentration in Suezmax tankers and product carriers, including through selective acquisitions and dispositions of our older vessels as market conditions warrant.

Continued acquisition of modern vessels

     We have focused on acquiring modern, double hull ships, as we believe younger vessels have significant competitive advantages. In addition to our fleet renewal program, we will continue our strategy of selectively and opportunistically expanding our fleet. Most of our product carrier acquisitions have been made when long-term charters have been concluded. We expect to continue this strategy, as it grows our fleet with less risk.

The Company’s existing fleet and newbuildings on order as of March 28, 2003 are shown on the following table:

		Year		Charter
Name of Vessel	Type of Vessel	Built(1)	Dwt	Expiration	Hull(2)

CRUDE OIL FLEET:

SETTEBELLO	ULCC	1986	322,466	SPOT	SH
SOMJIN	Suezmax	2001	160,183	SPOT	DH
DELAWARE	Suezmax	2002	159,452	SPOT	DH
DAKOTA	Suezmax	2002	159,435	SPOT	DH
SACRAMENTO	Suezmax	1998	157,411	SPOT	DH
PECOS	Suezmax	1998	157,406	SPOT	DH
SABINE	Suezmax	1998	157,332	SPOT	DH
OLIVER JACOB (3)	Suezmax	1999	157,327	SPOT	DH
MAX JACOB (3)	Suezmax	2000	157,327	SPOT	DH
ELBE(4)	Panamax	1984	66,800	SPOT	SH
NILE (4)	Panamax	1981	65,755	SPOT	SH
VOLGA (4)	Panamax	1981	65,689	SPOT	SH
TANDJUNG AYU	Handysize	1993	36,362	5/2005	DS
BANDAR AYU	Handysize	1993	36,345	7/2005	DS

			1,859,290

CLEAN FLEET:

NECHES	Handymax	2000	47,052	9/2004	DH
SAN JACINTO	Handymax	2002	47,038	3/2005	DH
GUADALUPE	Handymax	2000	47,037	11/2004	DH
AMAZON	Handymax	2002	47,037	1/2005	DH
MOSELLE	Handymax	2003	47,037	2/2006	DH
ROSETTA	Handymax	2003	47,015	3/2006	DH
JAG PRATAP (5)	Handymax	1995	45,693	10/2003	DH
ORONTES	Handysize	2002	37,383	3/2005	DH
OHIO	Handysize	2001	37,278	12/2004	DH
ASHLEY	Handysize	2001	37,270	11/2004	DH
MARNE	Handysize	2001	37,230	9/2004	DH
TRINITY	Handysize	2000	35,834	10/2006	DH
MADISON	Handysize	2000	35,828	9/2006	DH
RHONE	Handysize	2000	35,775	4/2004	DH
CHARENTE	Handysize	2001	35,751	9/2004	DH
ISERE	Handysize	1999	35,438	9/2004	DH
SEINE	Handysize	1999	35,407	7/2004	DH
SHANNON	Handysize	1991	29,999	SPOT	SH
RACER	Handysize	1989	29,998	SPOT	SH
RAIN	Handysize	1990	29,998	SPOT	SH
SEVERN	Handysize	1988	29,998	SPOT	SH
ALMA	Handysize	1988	29,996	6/2003	SH
PAULINA (6)	Handysize	1984	29,992	SPOT	SH
PATRICIA (6)	Handysize	1984	29,974	SPOT	SH

			901,058

Total Current Fleet (38 Vessels)			2,760,348

		Date to be		Charter
Name of Vessel	Type of Vessel	Delivered	Dwt	Expiration	Hull(2)

VESSELS ON ORDER

OTTAWA	Panamax	4/2003	70,100	4/2008	DH
TAMAR	Panamax	5/2003	70,100	5/2008	DH
LOIRE	Handysize	4/2004	37,000	4/2009	DH
GARONNE	Handysize	7/2004	37,000	7/2009	DH
TO BE NAMED	Handysize	10/2004	37,000	10/2009	DH

			251,200

Total with Vessels On Order			3,011,548

(1)	Weighted average age (based on carrying capacity) of the Company’s fleet at year-end 2002 is 6.2 years.

(2)	“DH” is double hulled, “SH” is single hulled and “DS” is double sided.

(3)	Sold and leased back.

(4)	Time chartered into the Star Tankers Pool. While the vessels are committed by time charter, the revenues are dependent on the spot market.

(5)	Time chartered to the Company until October 2003.

(6)	Under contract to be sold

     A brief description of the functions of the various types and sizes of vessels owned or operated by the Company and others is set forth below:

     Product carrier—normally carries refined petroleum products such as gasoline, heating oil, aviation fuel, naphtha and kerosene.

     Crude oil tanker—normally carries crude oil and dirty products.

     Handysize—a ship of 25,000 to 40,000 dwt.

     Handymax—a ship of 40,000 to 50,000 dwt.

     Panamax—a ship of 50,000 to 80,000 dwt.

     Aframax—a tanker of 80,000 to 120,000 dwt.

     Suezmax—a tanker of 120,000 to 200,000 dwt.

     VLCC—a very large crude oil tanker, of 200,000-300,000 dwt.

     ULCC—an ultra large crude oil tanker, of more than 300,000 dwt.

     All of OMI’s Suezmaxes currently operate in the spot market. They principally trade from West Africa to the U.S. Atlantic coast and from the North Sea to the U.S. Atlantic coast. There is a growing use of the vessels in other trades, such as from the Black Sea into Mediterranean ports. Seventeen of the Company’s 24 product tankers and two handysize crude oil carriers are time chartered and operate where the charterers determine. The remaining product carrier fleet operates worldwide. The handysize product carriers are well suited to trade in the U.S. eastern seaboard due to vessel cargo size and dimensions. However, all but one of the spot market product tankers were built prior to 1992, are single hull and do not have full segregated ballast, thereby placing them at a competitive disadvantage with numerous vessels built in the latter half of the 1990’s. Two of the single hull vessels are under contract to be sold, with deliveries expected in April and May 2003. The other single hull product carriers do not fit in with our long term strategy and in the future, if opportunities present themselves at what we regard as advantageous prices, we will sell them. The same is true of the Company’s ULCC.

     The three vessel Panamax fleet continued to operate profitably in 2002. The vessels are old (two are 22 years old and the third is 19 years old). While the Company considers them to be good sales candidates, the cash flow from the vessels has not been adequately reflected in the sales value.

     Since May of 1998 Alliance Chartering LLC, a limited liability company which is jointly owned with Frontline Ltd., a major international shipping company has handled the chartering of OMI’s and Frontline Ltd.’s Suezmaxes. Alliance’s current fleet stands at 43 vessels.

Nature of Business

     OMI is primarily engaged in the business of owning and operating tankers in international markets. There are two aspects to vessel operation: (i) technical operation, which involves maintaining, crewing and insuring the vessel, and (ii) commercial operation, which involves arranging the business of the vessel. OMI is the commercial operator of all its Suezmaxes (which are marketed by Alliance Chartering LLC), its ultra large crude carrier and its handysize product carriers which operate in the spot market. The commercial operations of the vessels on time charter, including the Panamax tankers are handled by the respective charterers. A subsidiary, OMI Marine Services LLC, is the technical operator of all of the Company’s owned vessels. It subcontracts a substantial amount of its management work, including all crewing to an unaffiliated company in India and administrative work, including obtaining insurance with respect to the vessels, to OMI.

     OMI’s vessels are available for charter on a voyage, time or bareboat basis. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account. A single voyage (generally two to ten weeks) charter is often referred to as a ‘‘spot market’’ charter. Vessels in the spot market may also spend time idle or laid up as they await business. A voyage charter involving more than one voyage with the same charterer is commonly known as a ‘‘consecutive voyage’’ charter.

     A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. In time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel and voyage costs such as fuel and port charges are paid by the charterer.

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

Customers

     For the year ended December 31, 2002 voyage revenues include revenue from two major customers (10% or more of voyage revenues) aggregating $34,045,000 or 17 percent of Consolidated Revenue from Chartering and Shipping S.A. (a subsidiary of TotalFinaElf) and $28,082,000 or 14 percent from El Paso Marine Company. Substantially all of these revenues are from time charters.

Regulations

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and the status of the Company as owner or charterer. The Company believes that it has or can readily obtain all permits, licenses and certificates necessary to permit its vessels to operate.

     OMI’s operations are also affected by U.S. federal, state and foreign environmental protection laws and regulations, particularly the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, various volatile organic compound emission requirements, the BCH (Bulk Chemical) Code for chemical carriers, the IMO/USCG pollution regulations and various SOLAS (Safety of Life at Sea) amendments. Compliance with such laws and regulations entails additional expense, including vessel modifications and changes in operating procedures.

     The Oil Pollution Act of 1990 (“OPA 90”) affects all vessel owners shipping oil or hazardous material to, from, or within the U.S. The law phases out the use of tankers having single hulls, effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill and establishes the Oil Spill Liability Trust fund. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990, or delivered after January 1, 1994. Furthermore, it calls for the elimination of all single hull vessels by the year 2010 on a phase-out schedule that is based on size and age, unless the tankers are retrofitted with double hulls. The law permits existing single hull tankers to operate until the year 2015 if they discharge at deep water ports, such as the Louisiana Offshore Oil Port (‘‘LOOP’’), or lighter more than 60 miles offshore. The International Maritime Organization (‘‘IMO’’) has adopted regulations that require tankers of 5,000 dwt and over, contracted after July 6, 1993, to have double hull, mid-deck or equivalent design. The regulations also require the phase out of non-double hull tankers by 2017 or when a vessel reaches 25 year of age, whichever is the earlier date, with most of the non double hulled tonnage phased out by 2007. Existing single hull tankers will be phased out unless they are retrofitted with double hull, mid-deck or equivalent design or undergo an extensive condition assessment scheme no later than 30 years after delivery. Another IMO regulation mandates that existing single hull crude oil tankers larger than 20,000 dwt and product tankers over 30,000 dwt without segregated ballast tanks (‘‘SBT’’) must convert to SBT operations using at least 30% of their wing tanks, or cargo tank bottom area, for this purpose by the age of 25 or be hydrostatically-balance loaded in the wing tanks to provide equivalent oil outflow abatement in the event of casualty. The U.S. has not adopted these IMO regulations, as the IMO regulations recognize, in addition to double hull, other designs as well as contain different phase out dates for existing single hull tankers which are in conflict with provisions of OPA 90. As a result, some vessels which are eligible to trade internationally will be unable to carry cargo to or from the United States, except to LOOP or if lightered, and some vessels which may trade in the U.S. will be unable to trade elsewhere.

     Following the sinking in late 2002 of the PRESTIGE, a 26 year old single hulled tanker, off the coast of Spain, various European governments have initiated actions designed to accelerate the phase out of single hulled vessels and have banned single hull tankers from carrying heavy fuel, tar, asphaltic bitumen and heavy crude oil through their waters. A recent post-PRESTIGE European Union proposal would accelerate the phase out of single hull tankers prior to the timetables set by IMO as follows: (1) Category 1 ships which are single hull crude oil tankers above 20,000 dwt and product carriers above 30,000 dwt, which do not have segregated ballast tanks, which are 23 years old or by 2005, whichever comes first; (2) Category 2 ships, which are similar to Category 1 ships, but which have segregated ballast tanks, which are 28 years old or by 2010, whichever comes first; and (3) Category 3 ships which are smaller than Category 1 or 2 ships, which are 28 years old or by 2015, whichever comes first. Even without further actions by governments, we believe that many customers will avoid single hulled vessels to the extent double hulled vessels are available, thereby continually widening the gap in earnings ability and vessel values which exists between the vessels and economically will accelerate the phase out of single hulled vessels. Even though our single hull vessels may be adversely affected, we believe the benefits to the double hull portion of our fleet from stricter regulation and customer requirements more than offset any detriments to our single hulled vessels.

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

     We believe that compliance with applicable environmental and pollution laws and regulations has not had and is not expected to have a material adverse effect upon its competitive position; however the financial position, value and useful life of some of its vessels and results of operations may be affected as a result of OPA 90 and other environmental laws and regulations.

Competition

     The Company competes with a large number of tanker owners’ fleets. The international fleets include vessels owned by independent operators and major oil companies; in addition, many international fleets are government owned. Some of the Company’s competitors have greater financial resources than the Company.

     Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Competition in virtually all bulk trades, including crude oil and petroleum products is intense.

Employees and Labor Relations

On December 31, 2002, the Company and its subsidiaries had 48 office employees.

     The Company primarily uses hiring agents to crew its vessels. Although agents sign labor contracts with labor organizations in various foreign countries that represent seagoing personnel from these countries, the Company is not a party to these contracts.

The Company considers its relationship with its employees, including its seagoing crews, to be good.

Value of Assets and Cash Requirements

     Although the replacement costs of comparable new vessels may be above the book value of OMI’s fleet, the market value of OMI’s fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other shipowners, OMI continually considers asset redeployment which at times includes the sale of vessels at less than their book value.

OMI’s results of operations and cash flow may be significantly affected by future charter markets.

Item 3. LEGAL PROCEEDINGS

     The Company is continuing to cooperate with an investigation by the U.S. Attorney’s office in Newark, New Jersey of an allegation that crew members of one or more of the Company’s vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government’s investigation.

     As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company has been providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company’s vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel’s port call in New Jersey on September 19, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is certain information with respect to the Company’s executive officers as of March 28, 2003.

			Year
			Appointed
Name	Age	Position	to Office

Craig H. Stevenson, Jr	49	Chief Executive Officer	1998

Robert Bugbee	42	President and	1998
		Chief Operating Officer
Kathleen C. Haines	48	Senior Vice President, Chief	1998
		Financial Officer and Treasurer
Henry Blaustein	60	Senior Vice President, OMI Marine	1998
		Services LLC
Fredric S. London	55	Senior Vice President, General	1998
		Counsel and Secretary
Stavros Skopelitis	56	Vice President	1998

Mark A. Lowe	62	Vice President—Legal Administration	2002

     There is no family relationship by blood, marriage or adoption (not more remote than first cousin) between any of the above individuals and any other executive officer or any OMI director.

     The term of office of each officer is until the first meeting of directors after the annual stockholders’ meeting next succeeding his election and until his respective successor is chosen and qualified.

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

     Mark A. Lowe was elected Vice President—Legal Administration in January 2002. He had been Vice President and General Counsel of OSG Ship Management, Inc. and its predecessor Maritime Overseas Corporation since July 1997. Prior thereto, he was Vice President and Associate General Counsel of Maritime Overseas Corporation since 1970.

PART II

Item 5. MARKET FOR OMI CORPORATION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

     Old OMI listed for trading on the New York Stock Exchange all of its common stock on March 13, 1992 (NYSE-OMM) and the Company acceded to that listing on June 18, 1998. As of March 25, 2003 the number of holders of OMI common stock was approximately 3,048. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

2002 Quarter	1st	2nd	3rd	4th

High	$4.14	$5.05	$4.11	$4.18
Low	$2.82	$3.58	$3.00	$3.15

2001 Quarter	1st	2nd	3rd	4th

High	$7.76	$8.41	$5.85	$4.28
Low	$5.38	$5.58	$3.85	$3.06

Payment of Dividends to Stockholders

     The Board has not declared dividends to this date. OMI’s current policy is not to pay dividends, but to retain cash for use in its business. Any determination to pay dividends by OMI in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 5 to Consolidated Financial Statements.)

Item 6. SELECTED FINANCIAL DATA

OMI CORPORATION AND SUBSIDIARIES
	For the Years Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Income Statement Data:
Revenues	$199,052	$209,936	$187,044	$115,992	$149,228

Operating expenses:
Voyage	35,457	31,730	25,919	25,513	37,517
Vessel	51,478	42,344	29,297	38,892	39,207
Charter hire	16,654	8,416	16,184	15,234	25,529
Depreciation and amortization	43,583	32,688	18,323	26,272	29,958
General and administrative	12,689	12,420	11,269	10,486	10,773
Provision for loss on lease obligation	—	—	—	6,229	—
Loss (gain) on disposal/write down of
assets–net	289	(19,516)	10,814	48,692	(6,485)

Total operating expenses	160,150	108,082	111,806	171,318	136,499

Operating income (loss)	38,902	101,854	75,238	(55,326)	12,729
Loss on disposal/write down of investments	(675)	(1,617)	(2,971)	(7,771)	—
Interest expense	24,845	20,921	27,260	17,945	11,118
(Benefit) provision for income taxes	(1,406)	—	—	475	(37,158)
Equity (loss) in operations of joint ventures	—	222	3,227	(510)	3,684
Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle	15,469	82,344	53,085	(81,781)	42,917
Extraordinary loss	—	—	—	(1,253)	—
Cumulative effect of change in accounting
principles	—	—	—	2,729	—
Net income (loss)	$15,469	$82,344	$53,085	$(80,305)	$42,917

Basic Earnings (Loss) Per Common Share:
Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle	$0.22	$1.22	$0.94	$(1.94)	$1.01
Net income (loss)	$0.22	$1.22	$0.94	$(1.90)	$1.01
Diluted Earnings (Loss) Per Common Share:
Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle	$0.22	$1.21	$0.93	$(1.94)	$1.00
Net income (loss)	$0.22	$1.21	$0.93	$(1.90)	$1.00
Weighted average shares outstanding:
Basic	70,628	67,518	56,657	42,250	42,671
Diluted	70,832	67,892	56,940	42,250	42,860

Balance Sheet Data:
Cash and cash equivalents	$40,890	$17,730	$35,328	$7,381	$22,698
Assets to be disposed of	—	—	—	90,996	—
Vessels and other property–net	864,953	705,030	484,510	291,416	393,862
Construction in progress (new buildings)	37,857	84,736	2,905	25,340	34,733
Total assets	989,621	875,627	591,504	472,415	530,127
Long-term debt	477,959	392,316	275,986	212,913	225,653
Total stockholders’ equity	437,822	401,816	254,703	171,766	245,183

Other Data:
TCE revenue (1)	$163,468	$177,733	$161,125	$90,479	$111,711

(1) Time charter equivalent (“TCE”) revenue is voyage revenues less voyage expenses.
	For the Years Ended December 31,

	2002	2001	2000	1999	1998

Voyage revenues	$198,925	$209,463	$187,044	$115,992	$149,228
Voyage expenses	35,457	31,730	25,919	25,513	37,517

TCE revenue	$163,468	$177,733	$161,125	$90,479	$111,711

11

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following presentation of management’s discussion and analysis of OMI Corporation’s (“OMI” or the “Company”) financial condition and results of operations should be read in conjunction with the consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

     The information in this Management Discussion and Analysis and elsewhere in this document contains certain forward-looking statements, which reflect the current view of the Company with respect to future events and financial performance. Wherever used, the words “believes,” “estimates,” “expects,” “plan” “anticipates” and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that could cause the actual results of the Company’s results of operations to differ materially from historical results or current expectations. The Company does not publicly update its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Consolidated Results

     OMI’s net income was $15.5 million or $0.22 basic and diluted earnings per share (“EPS”) for the year ended December 31, 2002 compared to net income of $82.3 million or $1.22 basic and $1.21 diluted EPS for the year ended December 31, 2001.

     Consistent with industry practice, we use time charter equivalent (“TCE”) revenue (voyage revenues less voyage expenses) or TCE rate calculations as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

     A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account.

     The Company earned TCE revenues of $163.5 million for the year ended December 31, 2002. TCE revenue comprises time charter revenue (“TC revenue”) and voyage revenue less voyage expenses from vessels operating in the spot market. TC revenue is revenue earned by vessels under contract for a specific period in time with duration usually greater than one year. For the year ended December 31, 2002, 55 percent or $90.4 million of TCE revenue was generated by time charters ($78.5 million by the Clean Fleet and $11.9 million by the Crude Oil Fleet) and $73.1 million was generated by voyage charters ($18.5 million by the Clean Fleet; $54.6 million by the Crude Oil Fleet).

     Our business strategy blends long-term contract revenue at attractive rates with the ability to capture earnings upswings in rising spot markets with the Suezmax tanker fleet, certain of our product carriers, Panamaxes, ultra large crude carrier (“ULCC”) and from profit sharing arrangements for five of the product carriers on time charter. Currently, 19 vessels of our 38 vessels operate on time charters. However, the majority of our tonnage, including all of our Suezmaxes, operates in the spot market, giving us the ability to take advantage of increases in rates while protecting our downside. Five long-term contracts have profit sharing arrangements (long-term contracts that have a floor rate and profit sharing without a cap). In 2004, three product carrier newbuildings will commence five-year time charters with profit sharing arrangements upon delivery. These profit sharing arrangements enable us to take advantage of upturns in the markets. The contracted time charter revenue scheduled below does not include any profit sharing in the future periods for the vessels eligible for profit sharing; however, profit sharing of $4.4 million earned by the five vessels for the year ended December 31, 2002 is included. Projected requirements for off hire relating to drydock are included. The following reflects our contracted TC revenue through 2006.

(In millions)	2000	2001	2002	2003	2004	2005	2006

TC Revenue	$16.3	$43.5	$90.4	$101.7	$99.0	$52.4	$33.3
Number of Vessels (a)	5	14	17	20(b)	14(c)	9(d)	5(e)

(a)	Number of vessels at the end of each year.
(b)	During 2003, one time charter terminates and four newbuildings begin time charters.
(c)	23 vessels operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 9 vessels complete time charter contracts during the year.
(d)	14 vessels operate on time charters during 2005; assuming no extensions, 5 vessels complete time charter contracts.
(e)	9 vessels operate on time charters during 2006; assuming no extensions, 4 vessels complete time charter contracts.

Note: TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. We intend to time charter the nine vessels, that expire beginning in 2004 at opportunistic times when attractive rates are available.

OMI’s Fleet

     OMI’s fleet currently comprises 38 vessels (including two product carriers delivered in January and March 2003) aggregating approximately 2.8 million dwt, consisting of Suezmaxes, Panamaxes (carrying crude oil), handysize and handymax product carriers and a ULCC as follows:

	Number
	of Vessels	dwt

Crude Oil Fleet:

1998-2002 built Suezmax vessels	6	157,000-160,000
1999-2000 Suezmax vessels chartered-in	2	157,000
1993 built crude tankers	2	36,000
1980’s built Panamax vessels	3	66,000
1986 built ULCC	1	322,000

Total Crude Oil Fleet	14

Product Carrier (“Clean”) Fleet:

2000-2003 built handymax product	6	47,000
1995 built handymax product chartered-in	1	45,000
1999-2002 built handysize product	10	35,000-37,000
1984-1991 built handysize product (1)	7	29,000-30,000

Total Product Carrier Fleet	24

(1) During March 2003, we agreed to sell two single-hull product carriers with expected delivery dates of April and May 2003.

     Our Company objective is to operate a high quality, well-maintained, modern fleet of vessels concentrated in the crude oil and product carrier markets. Large fleets of modern uniform-sized vessels offer many advantages:

  Our customers prefer chartering modern vessels due to their increased sensitivities to environmental risks. Modern vessels are particularly important to customers entering into long-term charters.
  An increasing number of countries are excluding single hulled vessels from their ports and territorial waters, which increases demand for modern, double hulled vessels.
  A young fleet has lower operating expenses.
  Younger, well maintained fleets generally have higher utilization.
  Maintaining a modern fleet is central to our strategy of seeking long-term charters to provide cash flow stability.

     In recent years while seeking to modernize and increase the size of our fleet, in addition to ordering vessels directly from the shipyard, we took opportunities to purchase rights from other shipowners to obtain vessels upon delivery from shipyards. By doing so, we obtained earlier access to the vessels than we would have if we ordered them from the shipyards, and increased the size of our fleet without increasing the supply of tonnage.

     OMI has the following double hulled vessels under construction (after the delivery of two handymax product carriers in January and March 2003):

		Date To Be		Charter
Name of Vessel	Type of Vessel	Delivered	Dwt	Expiration

OTTAWA	Panamax	4/2003	70,100	4/2008
TAMAR	Panamax	7/2003	70,100	7/2008
LOIRE (1)	Handysize	4/2004	37,000	4/2009
GARONNE (1)	Handysize	7/2004	37,000	7/2009
TO BE NAMED (1)(2)	Handysize	10/2004	37,000	10/2009

			251,200

(1)	During March 2003, five-year time charters were negotiated with a major oil company.

(2)	During March 2003, we exercised our option for this newbuilding.

2002 ACTIVITIES

During 2002, the Company completed the following transactions:

  During September and October 2002, we took delivery of two Suezmax newbuildings.
  During October 2002, we chartered-in a handymax product carrier for one year.
  In June 2002, we exercised our option to reacquire the COLUMBIA and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years (excluding options) and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million is being amortized over the charter period.
  In June 2002, we agreed to time charter two Panamax vessels to a major oil company for a period of five years from their delivery dates in 2003.
  In April 2002, we sold a 1988 built product carrier for $9.1 million and paid down related debt of $6.0 million.
  In January and March 2002, we took delivery of three 2002 built product carriers (two 47,000 dwt and one 37,000 dwt). Each vessel began a three year time charter upon delivery.

Comparative 2002 versus 2001 Vessel Activities

     We have increased the size of our fleet from 22 vessels at the beginning of 2001 to 36 vessels at the end of 2002. There were 21 acquisitions (including vessels chartered-in), which make up more than 50 percent of the current fleet, and seven dispositions.

     The net increase in operating days for the fleet was 2,912 of which 2,631 was an increase in operating days for the Clean Fleet and 281 for the Crude Oil Fleet for the year ended December 31, 2002 compared to the same period in 2001.

	DATE		CHARTER
ACQUIRED	DELIVERED	TYPE	TYPE

SOMJIN	JAN. 2001	Suezmax	SPOT
RACER	FEB. 2001	Handysize	SPOT
RAIN	MAR. 2001	Handysize	SPOT
RADIANCE	MAR. 2001	Handysize	SPOT
RHONE	APR. 2001	Handysize	T/C
BANDAR AYU (1)	JUN. 2001	Handysize	T/C
TANDJUNG AYU (1)	JUN. 2001	Handysize	T/C
MARNE	SEPT. 2001	Handysize	T/C
MADISON	SEPT. 2001	Handysize	T/C
CHARENTE	SEPT. 2001	Handysize	T/C
TRINITY	OCT. 2001	Handysize	T/C
ASHLEY	NOV. 2001	Handysize	T/C
OHIO	DEC. 2001	Handysize	T/C
MAX JACOB (2)	DEC. 2001	Suezmax	SPOT
AMAZON	JAN. 2002	Handymax	T/C
SAN JACINTO	MAR. 2002	Handymax	T/C
ORONTES	MAR. 2002	Handysize	T/C
OLIVER JACOB (3)	JUN. 2002	Suezmax	SPOT
DAKOTA	SEPT. 2002	Suezmax	SPOT
DELAWARE	OCT. 2002	Suezmax	SPOT
JAG PRATAP (4)	OCT. 2002	Handymax	T/C
DISPOSALS	DATE	TYPE

HARRIET (5)	JAN. 2001	Suezmax
ALTA (5)	MAR. 2001	Suezmax
RADIANCE	MAY 2001	Handysize
LOIRE	JUN. 2001	Suezmax
SOYANG (2)	DEC. 2001	Suezmax
LIMAR	APR. 2002	Handysize
COLUMBIA (3)	JUN. 2002	Suezmax

(1)	Handysize vessel carrying crude oil.
(2)	The SOYANG was chartered back in a sale leaseback transaction and was renamed the MAX JACOB.
(3)	The COLUMBIA, a previously chartered-in vessel, was acquired and simultaneously sold during June 2002. The vessel, renamed OLIVER JACOB, has been time chartered back by the Company for eight years (excluding options) and has been accounted for as an operating lease.
(4)	Vessel was chartered-in October 2002.
(5)	Vessel was chartered-in, redelivered to owners.

Market Overview

Suezmax Tanker Overview

     After a difficult tanker market in the first three quarters of 2002, TCEs for crude carriers recovered sharply and average Suezmax tanker TCEs in the fourth quarter were more than double those of the preceding quarter and 50% higher than the same quarter a year ago. Freight rates in the crude tanker market have remained strong thus far in 2003. The crude tanker market improvement has been the result of higher world oil demand due to some improvement in world economic activity, colder than normal weather this winter at a time of very low oil inventory levels, problems in Japan’s nuclear power plants and a substantial increase in ton miles resulting from the substitution of long-haul Middle East OPEC production for loss of short-haul Venezuela oil production due to a general strike. In addition, the tanker fleet increased by a relatively small amount of tonnage in 2002 at a time when the sinking of the old aframax tanker PRESTIGE off Spain last October has resulted in increased demand for modern tonnage.

OPEC Crude Oil Production and Tanker Earnings

70
60
50
40
30
20
10
0
Daily Earnings ($000)
30
29
28
27
26
25
24
23
22
Million barrels per day
4Q90
4Q91
4Q92
4Q93
4Q94
4Q95
4Q96
4Q97
4Q98
4Q99
4Q00
4Q01
4Q02
Quarters
Bonny-Philadelphia voyage for 1990/1991 built vessels in 1990-1996 period, and modern vessels beginning 1997
OPEC Crude Oil Production

Note: As at 12/31/02
Source: Clarkson Research Studies, London. PIRA Energy Group

     The average OPEC crude oil production in the fourth quarter 2002 totaled about 26.6 million barrels per day (“b/d”), down by 0.3 million b/d compared to the same period last year, as a result of the substantial reduction of oil production in Venezuela due to a workers’ strike. At the same time, the average crude oil output by the long-haul Middle East OPEC producers totaled 18.9 million b/d, up by 0.6 million b/d compared to the same time a year ago. This was due to Middle East OPEC member’s effort to produce more oil to replace the lost Venezuelan oil, alleviate the related effect of reduced Venezuelan production on oil prices and prevent consuming countries from releasing strategic oil stocks. The long-haul OPEC countries have indicated that they will continue to produce more oil in the foreseeable future, affecting positively the demand for tankers, as oil production in Venezuela is recovering slowly to its previous level of about 3.1 million b/d. Crude oil production in the United States of America totaled about 5.9 million b/d in 2002 and is expected to remain at about the same level in 2003.

     World oil demand in 2002, for the third year in a row, increased marginally year-on-year due to slow world economic growth. World oil demand is expected to increase by about 1.6 million b/d, or by 2.0% in 2003, mainly reflecting expected improvement in world economic activity and substitution of distillates for natural gas in North America due to the tight natural gas market.

     At the end of February 2003, estimated commercial crude oil inventories in the three major consuming areas (the United States, Western Europe and Japan) were about 100 million barrels or 12.8% below year ago levels, and were at their lowest level in at least the last ten years with the entire decrease in the Atlantic Basin.

     The world tanker fleet totaled 279.8 million dwt at the end of 2002, up by 3.1 million dwt or 1.1% from the year-end 2001 level. The tanker orderbook totaled 61.2 million dwt, or 21.9% of the existing fleet at the end of 2002. Approximately 32.1 million dwt are for delivery in 2003, 22.4 million dwt in 2004 and most of the balance in 2005. The tanker orderbook includes 53 Suezmaxes of about 8.3 million dwt or 23.4% of the existing internationally trading Suezmax tanker fleet.

     At the end of 2002 approximately 55.6 million dwt or 19.9% of the total tanker fleet was 20 or more years old, including 26.5 million dwt or 9.5% of the fleet which was 25 or more years old. Furthermore, 26 Suezmaxes were 20 or more years old, including 17 which were 25 or more years old.

     As a result of the low tanker freight environment through early October 2002, tanker sales for scrap and for Floating Production Storage Offloading conversion for the year were relatively high reaching about 20.6 million dwt. High freight rates thus far in 2003 have reduced sales of tankers for scrap and FPSO conversion to about 2.2 million dwt, including three Suezmaxes and three VLCCs. However, tanker scrappings are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

     As a result of the recent sinking off Spain of the 26 year old Aframax tanker PRESTIGE and the extensive pollution of a substantial portion of the Spanish coast, the Commission of the European Communities (the “Commission”) has urged its member states to ban from European ports single-hull tankers carrying heavy fuel oil, heavy crude oil, bitumen and tar. Furthermore, the Commission has proposed measures which would accelerate the phase-out of single-hull tankers, prior to the timetable set forth in the April 2001 IMO regulation. At the end of 2002, there were 114.6 million dwt single hull tankers or 41% of the total tanker fleet, which would be affected if the proposed accelerated phase-out measures are adopted. Finally, the commission has proposed that all single-hull tankers shall comply with the Condition Assessment Scheme (“CAS”) from the age of 15 years, beginning in 2005. The CAS will be carried out every two and a half years through stringent inspections specifically developed to detect structural weaknesses of tankers. The Commission has urged its member states to approve these measures by the end of March 2003 and adopt them early in the summer this year.

Product Tanker Overview

     The product tanker market weakness which began more than a year ago continued through October 2002, when TCEs for handysize product tankers in the Caribbean fell to the lowest level in the last three years. This was due to slow world economic growth resulting in fewer cargo movements. TCEs for product tankers increased in the last two months of 2002 and thus far in 2003 mainly due to colder than normal winter and increased movements of heating oil as well as the need to replace short-haul product imports to the United States with long-haul imports due to political problems in Venezuela.

     The world product tanker fleet totaled about 48.9 million dwt at the end of 2002, up by about 1.2% from year-end 2001 level. The product tanker orderbook totals about 17.4 million dwt, or about 35.6% of the existing product tanker fleet at the end of 2002. Approximately 7.5 million dwt are for delivery in 2003, 7.6 million dwt in 2004 and most of the balance in 2005. At the end of 2002, 11.5 million dwt or 23.5% of the existing fleet is 20 or more years old. It is likely that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next two years, unless scrappings accelerate.

     At the end of February 2003, total estimated commercial inventories for all oil products in the United States, Western Europe and Japan were 97 million barrels or 6.9% lower than the same time a year ago, with distillates down by 10.2% and gasoline down by 6.3%. This has been the result of the cold winter in the Northern Hemisphere, high refinery maintenance in the United States in the first quarter 2003 and very tight North American natural gas markets which have resulted in substitution of distillates for natural gas.

     With low gasoline stocks in the Atlantic Basin and seasonal gasoline demand gains as the driving season approaches, the gasoline market is expected to support the product tanker market in the foreseeable future. In the longer term, improvement in world economic activity, the shortage of refinery capacity in North America, Western Europe and Asia and expansion of refinery capacity in the Middle East and Latin America should increase demand for product tankers.

     The tanker market is expected to be good for shipowners in the short term as a result of higher oil production by the long haul Middle East OPEC producers to offset the loss of short-haul Venezuelan oil production, low crude oil and petroleum products inventories, and from uncertainty in the oil markets due to increased political instability in the Middle East. For the balance of 2003, given the high tanker orderbook for delivery this year, the level of tanker rates will depend on the level of world economic activity and oil demand growth as well as tanker scrappings.

Critical Accounting Estimates

     The policies discussed below are considered by management to be critical to understanding OMI’s financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include: revenue/expense recognition for voyage charters, vessel impairments, depreciation expense, drydock amortization, and carrying value of investments. Below, we discuss these estimates further, as well as the estimates and judgments involved. We also have other policies that we consider to be key accounting policies, such as our policy for revenue recognition for profit sharing for time charters; however, this policy does not meet the definition of critical accounting estimates because it does not generally require us to make estimates or judgments that are difficult or subjective. The following policies are determined by management and have been reviewed by OMI’s Audit Committee.

Revenue Recognition

     Revenue generated by voyage charters net of voyage expenses for the year ended December 31, 2002, was 45% of our consolidated TCE revenues. When spot rates are higher, which they have been historically, more than 50% of consolidated TCE revenues may be generated by voyage charters. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account. Voyage expenses, such as fuel and port charges, are recognized ratably over the duration of the voyage. OMI recognizes voyage revenues and voyage expenses on the percentage of completion method of accounting. The percentage of completion method is the most prevalent method of accounting for voyage revenues and expenses. Estimated losses under a voyage charter are provided for in full at the time such losses become evident. Vessels in the spot market may also spend time idle or laid up as they await business.

     Revenue recognition for voyage charters may be calculated on either a load-to-load basis or on a discharge-to-discharge basis. As of January 1999, OMI’s accounting policy for recognition of voyage freight for vessels operating on voyage charters is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its prior discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. The method is the predominant one used by shipowners.

     Management uses judgment to estimate the number of days to the vessels next discharge port to compute the amount of revenue and expense to recognize for voyages in progress at the end of each month using the percentage of completion method on a discharge-to-discharge basis. Management uses assumptions to determine these estimates that are supported by historical trends, more specifically about the operating capacity of the vessel (speed and fuel consumption) and about the trading route and port. Actual results could differ from accruals that are included in the consolidated balance sheets as Traffic receivables, Prepaid expenses and other current assets and Accrued voyage and vessel liabilities, and as, Revenues and Voyage expense categories included in the consolidated statements of income that are estimates in a period.

Vessel Impairments and Depreciation Expense

     Vessels and construction in progress (“CIP”) payments are recorded at cost. Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. At December 31, 2002, the Company’s carrying amount of vessels and CIP was $901.6 million. The carrying values of the Company’s vessels and CIPs may not represent their fair market value at any point in time since the market prices tend to fluctuate with changes in charter rates and the cost of newbuildings. Management reviews vessels for impairment annually or when events or circumstances indicate that their value may have declined. In order to evaluate impairment of the vessels, assumptions about the future condition of the vessel and its operations are made. These assumptions are applied in a model in which we estimate the projected future cash flows associated with the vessel and comparisons to the vessel’s carrying value to determine if a write down to fair value is required. This evaluation process involves subjective assumptions about future events and discount factors to be applied to projected cash flows. Estimated values can be affected by many factors beyond the company’s control such as the overall market and economic trends, government regulation, and other changes. Management believes that the assumptions made to evaluate the vessels impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

     Salvage value is based upon a vessel’s lightweight tonnage (“LWT”) multiplied by a scrap rate. OMI uses a scrap rate of $175 per LWT to compute each vessel’s salvage value. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management’s estimates for salvage values may differ from actual results.

     Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. We estimate the useful lives of the vessels to range from 20 to 25 years. In the shipping industry, use of a 25 year life has become the standard. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation. It is anticipated that the Commission will require stricter requirements for single-hull vessels that could result in accelerated depreciation expense for three of OMI’s older vessels. If such proposals were enacted into law in 2003, OMI may be required to record additional expense of approximately $2.4 million (reducing EPS by $0.03) in 2003.

Drydock Amortization

     Drydock costs and special surveys are capitalized and are amortized over the period between drydocks and special surveys, which is generally a two to three year period. The drydock amortization expense was $3.8 million in 2002 and is included in Depreciation and amortization expense.

     In 1997, the Company changed its method of accounting for special survey and drydock expenses from the accrual method to the prepaid method. Special survey and drydock expenses had been accrued and charged to operating expenses over the vessel’s survey cycle. Under the prepaid method, survey and drydock expenses are capitalized and amortized over two to three year period until the next cycle. Management believes the prepaid method better matches costs with revenues and minimizes any significant changes in estimates associated with the accrual method, including the disposal of a vessel before a drydock, which has been accrued for, is performed. Management uses judgment when estimating the period between drydocks or surveys performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in prepaid drydock is written-off to (gain) loss on disposal of vessels in the period when contracted.

Impairment of Investments in Equity Securities

     We had investments in equity securities currently in two companies, one of which was publicly traded on a foreign exchange. We reviewed these investments and others previously that have been disposed of, each quarter to evaluate our ability to recover our investments. We record an impairment charge if the fair value of the investment has declined below our carrying value, and that decline is viewed to be other than temporary.

     For publicly traded companies, the fair value of the equity securities is determined by multiplying the number of shares we own by the stock price. For companies that are not publicly traded, we prepare discounted cash flow analyses to compute an estimate of the fair value of the investment. Since we generally do not have access to internal projections of those companies, we prepare projections based on information that is publicly available. We use judgment in computing the fair value based on our evaluation of the investee and establishing an appropriate discount rate and terminal value to apply in the calculations. In selecting these and other assumptions, we consider the investee’s ability to execute their business plan successfully, including their ability to obtain required funding, general market conditions, and industry considerations specific to their business. It is likely that we could compute a materially different fair value for an investment if different assumptions were used or if circumstances were to change.

     During 2002, as part of the ongoing evaluation of our ability to recover our investments, we calculated the current fair value based on the publicly traded stock price for one company, considered the other public information available and assessed the business plan of the other investment not publicly traded. We then made an assessment as to whether the decline in the value of these investments was other than temporary. We also assessed future business prospects for the companies and reviewed information regarding market and industry trends for their businesses. We concluded, based on our assumptions and best judgments an impairment charge was required and we recorded a loss on such investments of $1.1 million.

Results of Operations

     Results of operations include operating activities of our vessels. The following discussion explains our vessel operating results by fleet in terms of TCE revenue, defined previously, less vessel expenses, charter hire expense and depreciation and amortization expense.

     In recent years, OMI has been securing certain vessels on long-term time charter contracts. Currently, 19 of OMI’s 38 vessels are performing on time charters greater than one year. This represents half of the operating days of the fleet. The crude oil fleet, however, operates primarily in the spot market, with the exception of two crude oil carriers acquired in June 2001 with time charters. In the discussion that follows, total operating days are net of offhire days, which are any days that the vessel is not generating revenue due to drydock, special surveys, repairs and initial positioning of the vessel.

     Vessel expenses include operating expenses such as crew wages and other related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

     Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We locked in rates with modest increases for most of our hull and machinery coverage (i.e., asset insurance), and protection and indemnity coverage (liability insurance provided by “P&I Clubs”) with multi-year contracts in 2001, which also cover the new vessels that we have on order. However, one of OMI’s P&I Clubs, which is a mutual indemnity provider, assessed its members additional amounts for several past years due to their current financial needs resulting from the current poor investment markets and an increased level of claims. Certain other insurances, such as war risk, a portion of which are passed on to charterers, also increased. As a result insurance expense increased in 2002 compared to 2001.

     OMI’s vessels are technically managed (excluding insurance provided for vessels, which is managed directly by OMI) by a wholly owned subsidiary, OMI Marine Services LLC (“OMS”), located at offices in Stamford, Connecticut and Houston, Texas. OMS subcontracts several of the day-to-day operations to OMI Crewing Services Ltd. (“OMCI”), located in Mumbai, India (not a related party to OMI or any of its subsidiaries). OMCI is primarily responsible for the crewing, general maintenance and repairs, and the stocking of supplies on vessels.

     Under the direction of OMS, OMCI purchases stores and spares for all vessels that they manage (OMCI manages all of OMI’s owned vessels with the exception of the two handysize crude oil tankers). OMS is also responsible for the drydocking of the vessels, including scheduling the drydocks and obtaining bids. OMI is kept apprised of all drydocking schedules and approves all related costs. OMI advances funds to OMCI for expenditures including crew wages, benefits, training, crew travel and airfare, salary, office and other expense of the technical staff of OMCI, allotments, union payments, and other expenditures covered under the process of Advances to Masters (which includes cash reserve on board, cash for bonded stores and provisions purchases and other items).

For the Year Ended December 31, 2002 Versus December 31, 2001

Results of Operations of Our Vessels

     TCE revenue of $163.5 million for the year ended December 31, 2002 decreased by $14.2 million, from $177.7 million in 2001.Vessel expenses and charter hire expenses increased an aggregate of $17.3 million and depreciation and amortization increased $10.9 million during the year ended December 31, 2002 compared to the year ended 2001.

     Decreases in TCE revenue of $14.2 million for the year ended December 31, 2002 compared to the prior year 2001, were attributed primarily to decreases in:

(a)	the Suezmax fleet by $27.9 million and Panamax fleet by $7.9 million resulting from a significant decline in rates during 2002 compared to 2001. Rates began to decline during the second half of 2001 and continued throughout most of 2002. Toward the end of the fourth quarter of 2002, rates began to improve again. Additionally, although there were eight Suezmax vessels at December 31, 2002 compared to six at December 31, 2001, there were 77 fewer operating days in 2002 compared to 2001. There were more operating days in aggregate for the vessels sold or redelivered in 2001 than there were in 2002 for the vessels delivered in the second half of the year.
(b)	the product carriers operating in the spot market which declined by $21.5 million because of lower rates earned by the older single hull vessels during 2002 compared to 2001 coupled with 371 fewer operating days in 2002 (292 fewer days due to the sale of a vessel earlier in 2002, 182 fewer days due to a vessel that went on a time charter in mid-2001, 38 more offhire days for drydock in 2002 offset by 68 days for the vessel chartered-in October 2002 and 73 days for the second hand vessels delivered during February and March 2001).
(c)	the ULCC TCE revenues by $8.4 million because of unemployment of the vessel for a significant portion of the year and a decline in spot rates for most of 2002 compared to 2001. During October 2002, the vessel began a profitable time charter that currently expires in April 2003.

     Decreases in TCE revenue during the year ended December 31, 2002 were partially offset by increases of $46.0 million from product carriers operating on time charters for 2,781 more operating days in 2002. Three vessels were acquired in 2002 (939 more days in 2002); and there were 1,842 more days in 2002 attributed to seven vessels acquired during 2001 and 183 more days for a vessel previously operating in the spot market in 2001 which began a time charter mid-year 2001. Additionally, TCE revenue increased by $5.6 million for the two handysize crude oil carriers acquired in June 2001, which operated for 340 more days during 2002.

     Vessel expenses and charter hire expense increased $17.4 million for the twelve months ended December 31, 2002. Vessel expenses increased approximately $9.2 million primarily from additional vessel costs for the vessels acquired and increased charter hire expense of $8.2 million during 2002 compared to 2001 for two vessels chartered-in, one in December 2001, and the other in October 2002. Depreciation and amortization expense increased $10.9 million for the year ended December 31, 2002 because of the acquisition of vessels and increased amortization for drydock expense for drydocks performed in 2002 and 2001.

Other Operating Expenses

     The Company’s operating expenses, other than voyage, vessel, charter hire and depreciation and amortization, consist of G&A expenses and loss (gain) on disposal/write down of assets—net. For the year ended December 31, 2002, other operating expenses increased by $20.1 million primarily from gains on disposals of $19.5 million in 2001 versus a loss on disposals in 2002 of $0.3 million, in addition to $0.3 million increase in G & A expense in 2002.

     The Loss (gain) on disposal/write down of assets—net for the year ended December 31, 2002 of $0.3 million was primarily from the sale of a 1988 product carrier in April 2002. The gain on disposal in 2001 of $19.5 million resulted from the sale of two vessels. The sale of a Suezmax vessel resulted in a gain of $17.4 million while the sale of a product carrier resulted in a gain of $0.6 million. There was also a gain of $1.5 million from the early termination of two time charters.

Other (Expense) Income

     Other (expense) income consists of loss on disposal/write down of investments, interest expense, interest income and other—net. Net other expense increased by $5.1 million from $19.7 million during the year ended December 31, 2001 to $24.8 million for the year ended December 31, 2002.

     Loss on disposal/write down of investments of $0.7 million for the year ended December 31, 2002 related primarily to the write down of two investments aggregating approximately $1.1 million offset partially by the gain from the sale of a marketable security. Loss on disposal/write down of investments was approximately $1.6 million for the year ended December 31, 2001. The 2001 loss relates to the reserve for a loss on investment during the winding down of a joint venture.

     Interest expense of $24.8 million for the year ended December 31, 2002, increased $3.9 million from $20.9 million for the year ended December 31, 2001. The net increase was primarily due to interest expense on the financing for vessel acquisitions. The average outstanding debt in 2002 was higher than 2001 due to additional borrowings for acquisitions which exceeded repayments from the disposal of vessels.

     Interest income of $0.7 million for the year ended December 31, 2002, decreased $1.4 million from $2.1 million for the year ended December 31, 2001 because average cash balances were lower in 2002 compared to 2001, interest rates were lower, and the balances in interest earning long-term notes receivable were less in 2002.

     Other-net decreased $0.7 million for the year ended December 31, 2002. The balance in 2001 was primarily the result of insurance settlements of claims on various vessels during the year ended December 31, 2001.

Income Tax Benefit

     The income tax benefit of $1.4 million for the year ended December 31, 2002 represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

     OMI is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company’s international shipping income prospectively is not subject to federal income taxes in the United States of America.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures decreased by $0.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The reduction was from the winding down of a joint venture in prior years.

DETAILED OPERATING RESULTS BY MARKET SEGMENTS

     The following discussion details the results of our vessels operations by our two segments, the crude oil tanker fleet and product carrier fleet. Vessel Operating Income by segment is defined as, TCE revenue less vessel expenses, charter hire expense and depreciation and amortization expense.

Crude Oil Tanker Fleet

BREAKDOWN BY FLEET
	For the Years Ended
	December 31,

In thousands, except daily rates & expenses,	2002	2001
number of vessels and operating days

Suezmaxes:
TCE Revenue	$41,730	$69,628

Vessel Expenses	8,678	10,642
Charter Hire Expense	15,703	8,416
Depreciation and Amortization	9,694	10,972

Vessel Operating Income	$7,655	$39,598

Average daily TCE (Spot)	$17,952	$29,212
Average daily TCE (Time Charter Out)	—	$17,232
Average daily operating expense	$4,821	$4,631
Number of vessels owned-end of period (1)	6	4
Number of vessels chartered-in end of period (2)(3)	2	2
Number of operating days (Spot)	2,326	2,169
Number of operating days (Time Charter Out)	—	234
ULCC:
TCE Revenue	$328	$8,752

Vessel Expenses	2,141	3,176
Depreciation and Amortization	2,012	1,626

Vessel Operating (Loss) Income	$(3,825)	$3,950

Average daily TCE	$898	$27,787
Average daily operating expense	$5,866	$8,701
Number of vessels owned-end of period	1	1
Number of operating days	365	315
Panamaxes:
TCE Revenue	$12,509	$20,452

Vessel Expenses	6,515	6,630
Depreciation and Amortization	5,396	3,432

Vessel Operating Income	$598	$10,390

Average daily TCE	$11,835	$21,980
Average daily operating expense	$5,950	$6,055
Number of vessels owned-end of period	3	3
Number of operating days	1,057	928
Handysize Product Carriers on Time Charter:
TCE Revenue	$11,924	$6,317

Vessel Expenses	2,363	1,136
Depreciation and Amortization	2,855	1,534

Vessel Operating Income	$6,706	$3,647

Average daily TCE	$16,334	$16,179
Average daily operating expense	$3,237	$2,913
Number of vessels owned-end of period (4)	2	2
Number of operating days	730	391
Total Crude Fleet Vessel Operating Income	$11,134	$57,585

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1)	In September and October 2002, two Suezmax newbuildings were delivered. In June 2001, a Suezmax vessel was sold. During January 2001, a Suezmax newbuilding was delivered.
(2)	In December 2001, a vessel was sold and leased back.
(3)	In January and March 2001, OMI redelivered two chartered-in vessels.
(4)	In June 2001, two handysize crude oil tankers were acquired with time charters.

Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes: The decrease in Vessel Operating Income of $31.9 million and $27.9 million in TCE revenues for this group was primarily the result of declines in charter rates for Suezmaxes (see Market Overview) coupled with waiting/slow steaming days and 237 less operating days during 2002 due to the sale of a Suezmax vessel in June 2001 and vessels redelivered in 2001.

     Charter hire expense increased $7.3 million for the year ended December 31, 2002 related to the sale and leaseback of two vessels, one in December 2001 and one in June 2002. Subsequent to the sale of vessels, vessel expense and depreciation expense declined in the Suezmax fleet. Depreciation and amortization increased for the two vessels acquired in the second half of 2002.

     ULCC: The decrease of $7.8 million in Vessel Operating Income and $8.4 million in TCE revenues resulted from a decline in charter rates coupled with the unemployment of the ULCC vessel for a significant part of the year.

     Panamaxes: The decrease of $9.8 million in Vessel Operating Income and $7.9 million in TCE revenues is attributable to a decline in charter rates coupled with waiting/slow steaming days. Depreciation and amortization increased for all the vessels drydocked in 2001 and 2002.

     Handysize Product Carriers on Time Charter: The increase of $3.1 million in Vessel Operating Income, $5.6 million in TCE revenues $1.2 million in vessel expenses and $1.3 million in depreciation and amortization was attributable to two handysize crude oil carriers acquired in June 2001 (with 340 more operating days in 2002) that have continued on long-term time charters.

Product Carrier Fleet

BREAKDOWN BY FLEET
	For the Years Ended
	December 31,

In thousands, except daily rates & expenses,	2002	2001
number of vessels and operating days
Products-on-spot:
TCE Revenue	$18,538	$40,018

Vessel Expenses	10,647	11,849
Charter Hire Expense	951	—
Depreciation and Amortization	6,416	7,106

Vessel Operating Income	$524	$21,063

Average daily TCE	$8,321	$15,451
Average daily operating expense	$4,701	$4,410
Number of vessels owned-end of period (1)	6	7
Number of vessels chartered-in end of period (2)	1	—
Number of operating days	2,224	2,595

Products-on time charter:
TCE Revenue	$78,438	$32,468

Vessel Expenses	21,307	9,228
Depreciation and Amortization	16,841	7,686

Vessel Operating Income	$40,290	$15,554

Average daily TCE (3)	$14,802	$13,806
Average daily operating expense	$4,006	$3,918
Number of vessels owned-end of period (4)(5)	15	12
Number of operating days	5,319	2,356
Total Clean Fleet Vessel Operating Income	$40,814	$36,617

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.
(1)	A vessel was sold in April 2002. A vessel acquired in March 2001 was sold in May 2001.
(2)	A vessel was chartered-in during October 2002 for a one year period.
(3)	During 2002, OMI recognized profit sharing of approximately $4.4 million for the year ended December 31, 2002.
(4)	During 2001, seven handysize product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.
(5)	A vessel operating on spot during the first quarter 2001 began a time charter in July 2001.

     Fluctuations in each of the product carrier groups were as follows:

     Products-on spot: This group had a decrease of $20.5 million in Vessel Operating Income, consisting of a decrease of $21.5 million in TCE revenues and a $1.2 million decrease in vessel expenses. Decreases in revenues resulted from the sale of one vessel and the decline in spot rates for these single hull vessels in 2002.

     Products-on time charter: Vessel Operating Income increased $24.7 million (TCE revenues increased $46.0 million and vessel expenses increased $12.1 million) which was attributable to the acquisition of ten vessels (seven in 2001 and three in 2002), all of which began time charters upon delivery, coupled with increased profit sharing earned in 2002 by five vessels, three of which were acquired in 2001. Vessel expenses and depreciation expense also increased as a result of the acquisition of vessels.

     The five vessels with long-term time charters have flat time charter rates with profit sharing agreements (50% profit sharing above the flat rate). For the year ended December 31, 2002 an aggregate of $4.4 million in profit sharing was recognized.

Balance Sheet

     During the year ended December 31, 2002, OMI sold marketable securities and received net proceeds of approximately $6.1 million. The sales resulted in a net gain of $0.3 million.

     At December 31, 2002, Accumulated other comprehensive loss was increased by $2.0 million to reflect the fair value of interest rate swaps and future rate agreements (“FRAs”) to $6.3 million (see Financing Activities).

During the year ended December 31, 2002, changes in Vessels and other property-net were as follows:

  Vessels and other property increased a net of $192.8 million,
  Construction in progress decreased a net of $46.9 million
  Accumulated depreciation increased a net of $32.9 million from the balances at December 31, 2001. Depreciation and amortization for the year ended December 31, 2002 was $43.6 million (including $3.8 million for amortization of drydock expense).

     During January, March, September and October 2002, OMI took delivery of five vessels, two new handymax product carriers, one handysize product carrier and two Suezmax vessels which resulted in the following fluctuations.

  Vessels increased an aggregate of $207.5 million for the capitalized costs of the five vessels, $76.3million was reclassified from Construction in progress,
  $131.2 million cash was paid to the respective shipyards in 2002 related to these capitalized costs.
  $113.9 million of the payments were financed during the year ended December 31, 2002 (see Cash Flow section and Financing Activities).

     Increases to Vessels and other property were partially offset by the sale of the product carrier in April 2002, decreasing Vessels by $15.9 million and Accumulated depreciation decreased by $6.9 million. Additionally, a charge was recorded to reflect the loss on disposal of the vessel of $0.3 million.

     Other increases, not including vessels delivered in 2002, in Construction in progress of $26.3 million, during the year ended December 31, 2002 related to vessels to be delivered in 2003 and 2004.

     In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29.0 million in cash, $12.0 million of cash in an escrow account and $3.7 million of proceeds from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years (plus two years at either party’s option) and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million will be amortized over the charter period of eight years. The Company used $20.0 million of the sales proceeds to pay down a line of credit.

     During December 2002, we issued 6.5 million shares of common stock pursuant to an equity agreement. Net proceeds received were approximately $21.5 million.

2003 Capital Expenditures

2003 Drydocks

     We anticipate drydocking approximately 13 vessels in 2003 for an estimated aggregate cost of $6.9 million and will incur approximately 330 off-hire days. The following is a breakdown of the drydock cost (in millions) to be amortized over approximately 2.5 years and allocation of offhire days by vessel type and charter type (Spot or TC):

	Number of Days	Cost

CLEAN:
Handysize-TC	128	$3.0
Handysize (single hull)-Spot	22	0.6

CRUDE:
Handysize-TC	44	0.9
Panamax-Spot	22	0.6
Suezmax-Spot	60	0.9
ULCC-Spot	54	0.9

Total	330	$6.9

Capital Expenditure for Newbuildings and 2003 Disposal

     OMI currently has commitments to purchase five product carriers (after the delivery of two product carriers in the first quarter 2003) currently under construction, all of which begin time charters upon delivery. Payments in the first quarter 2003 relating to the two vessels delivered and one construction installment payment were approximately $56.9 million. Construction payments for the remainder of 2003 and 2004 will be $56.2 million and $67.5 million, respectively. As of December 31, 2002, financing of $62.5 million had been arranged for 2003 construction payments.

     The two Panamax vessels scheduled to be delivered in 2003 can also carry both clean and crude oil products. They will begin five-year time charters upon delivery.

     During March and January 2003, and December 2002, we ordered three 37,000 dwt product carriers to be delivered in April, July and October 2004. The vessels will begin five-year time charters upon delivery.

     When appropriate, we may also look to make other strategic vessel acquisitions. The delivery of vessels on order and potential acquisitions of vessels may be funded by operating cash, issuance of stock, debt financing, and proceeds from the disposal of vessels.

     In March 2003, OMI agreed to sell two of its 1984 built single hull product carriers for an aggregate of approximately $10.0 million. The sale will result in a loss of approximately $3.0 million in the first quarter 2003. Currently, the vessels are scheduled to be delivered in April and May 2003.

For the Year Ended December 31, 2001 Versus December 31, 2000

Results of Operations of Our Vessels

     Net income was $82.3 million or $1.22 basic and $1.21 diluted EPS for the year ended December 31, 2001 compared to net income of $53.1 million or $0.94 basic and $0.93 diluted EPS for the year ended December 31, 2000.

     TCE revenues of $177.7 million for the year ended December 31, 2001 increased by $16.6 million from $161.1 million for the year ended December 31, 2000. During the year ended December 31, 2001, vessel expenses increased $13.0 million and charter hire expense decreased $7.8 million. The net increase in our results in 2001 were primarily due to additional earnings from the acquisition of vessels, which were offset by a decline in earnings in the Suezmax and Panamax fleets.

     The following were changes in the composition of OMI’s fleet from January 1, 2000 to December 31, 2001 that are reflected in operating results for the periods reported:

  Sold four handysize product carriers, three in May 2000 and one in August 2000.
  Acquired two Suezmax newbuildings in March and May 2000.
  Acquired a joint venture partners’ share of a ULCC vessel (previously owned 49 percent) in June 2000.
  Acquired two handymax product carriers in September and November 2000 (originally time chartered until 2002, extended until 2004 during 2001).
  Acquired a Suezmax newbuilding January 2001.
  Redelivered two vessels previously chartered-in during January and March 2001.
  Acquired three secondhand handysize product carriers in February and March 2001.
  Sold one product carrier purchased in March 2001 during May 2001 for a gain of $0.6 million.
  Acquired a 2000 built handysize product carrier in April 2001 (time chartered until April 2004).
  Sold and leased back a Suezmax vessel in June 2001 for a gain of $17.4 million.
  Acquired two handysize crude oil tankers in June 2001 (time chartered until May/July 2005 not including options).
  Acquired three handysize product tankers in September 2001 (two have been time chartered until September 2004 and one until September 2006).
  Acquired three handysize product tankers in October, November and December 2001. Two have been time chartered for three years and one for five years.
  Sold a Suezmax vessel in December 2001, which is being chartered back from the purchaser for a period of five years (not including options) for a gain of approximately $5.0 million. The gain is being amortized over the five-year term of the charter.

     The net increase in TCE revenue, operating expenses and depreciation and amortization for the year ended December 31, 2001 over the comparable period in 2000 was attributable primarily to increases in the product carrier fleet due to higher daily TCE rates for the vessels in the spot market and the acquisition of nine vessels since September 2000 that operated on time charters. Increases in earnings in the crude oil fleet were due to: (1) an increase in the average TCE revenue for Panamax vessels (2) earnings in 2001 for three Suezmaxes; two delivered during the second quarter 2000 and one in January 2001 (3) revenue earned by the ULCC purchased by OMI on June 30, 2000 and (4) increased earnings from two handysize crude oil carriers acquired in June 2001 that are continuing on long-term time charters until mid-2005, not including options.

     The net increase in TCE revenue was offset in part by decreases due to a decline in charter rates coupled with increased waiting days for Suezmax and ULCC vessels, 280 fewer operating days due to the early termination of two vessels chartered-in and redelivered during the first quarter 2001 and an additional 209 offhire days related to drydock in 2001 compared to 2000.

     Depreciation and amortization increased $14.4 million due to depreciation not being recorded for the five vessels classified as Vessels to be disposed of in 2000 and the acquisition of sixteen new vessels since April 2000.

Other Operating Expenses

     The Company’s operating expenses, other than vessel, voyage and charter hire expenses, depreciation and amortization, consists of G & A expenses and Loss (gain) on disposal/write down of assets-net. For the year ended December 31, 2001, these expenses decreased by $29.2 million primarily from the decrease in loss (gain) on disposal of assets-net which was a loss of $10.8 million for the year ended 2000 compared to a gain of $19.5 million for the year ended 2001.

General & administrative—G & A increased $1.2 million due to an increase in expenses, as a result of a larger fleet.

     Loss (gain) on disposal/write down of assets–net—The Loss (gain) on disposal/write down of assets–net, changed by $30.3 million from a loss of $10.8 million for the year ended December 31, 2000 to a gain of $19.5 million in 2001. The gain on disposal in 2001 of $19.5 million resulted from the sale of two vessels. The sale of a Suezmax vessel resulted in a gain of $17.4 million while the sale of a product carrier resulted in a gain of $0.6 million. There was also a gain of $1.5 million from the early termination of two time charters.

     The loss on disposal/write down of assets in 2000 of $14.0 million relates to the disposals of four vessels and the write down of two vessels in 2000. Adjustments for three vessels previously classified as Assets to be disposed of at December 31, 1999 resulted in additional losses on the sale dates aggregating $6.2 million. Two similar vessels’ net realizable values, which were also classified as Assets to be disposed of at December 31, 1999, were adjusted during the first quarter 2000 by an aggregate of $3.0 million. A vessel sold in May 2000 resulted in a loss on disposal of $4.8 million.

     Losses in 2000 were offset in part by the gain recorded of $3.2 million from the early termination of two time charters; one part of this gain was from the accelerated amortization of the provision for loss on a lease obligation. The gain on early termination of the second charter resulted from accelerated amortization on the deferred gain.

Other (Expense) Income

     Other (expense) income consists of loss on disposal/write down of investments, interest expense, interest income and other–net. Net other expense decreased by $5.7 million from $25.4 million during the year ended December 31, 2000 to $19.7 million for the year ended December 31, 2001.

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

     Other–net of $0.7 million primarily represents insurance settlements of claims on various vessels during the year ended December 31, 2001. During the same period in 2000 an aggregate of approximately $2.0 million for insurance settlements was recorded.

Equity in Operations of Joint Ventures

     Equity in operations of joint ventures decreased by $3.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The reduction was from the winding down of the joint ventures in prior years.

DETAILED OPERATING RESULTS BY MARKET SEGMENTS

     The following discussion details the results of our vessels operations by our two segments in terms of Vessel Operating Income, as defined, for the crude oil tanker fleet and product carrier fleet segments.

Crude Oil Tanker Fleet

     At December 31, 2001, we operated 12 crude carriers, including two chartered in Suezmax vessels. In 2001 we (1) took delivery of a Suezmax newbuilding, which began its first voyage in January, (2) sold a Suezmax vessel in June which we took delivery of in March 2000 and (3) entered into a sale lease back agreement for a Suezmax vessel in December, which was delivered in May 2000.

     In 2000, we (1) sold an aframax vessel in March, (2) took delivery of a Suezmax newbuilding, which began its first voyage in early April, (3) took delivery of another new Suezmax vessel in May which began its first voyage in early June and (4) acquired one ULCC vessel, which was purchased in June from our joint venture partner (the Company previously owned 49 percent).

     The following table sets forth comparative operating results for the crude oil fleet for the years ended December 31, 2001 and 2000:

BREAKDOWN BY FLEET
	For the Years Ended
	December 31,

In thousands, except daily rates & expenses,	2001	2000
number of vessels and operating days

Suezmaxes:
TCE Revenue	$69,628	$89,248

Vessel Expenses	10,642	8,295
Charter Hire Expense	8,416	16,184
Depreciation and Amortization	10,972	8,626

Vessel Operating Income	$39,598	$56,143

Average daily TCE (Spot)	$29,212	$36,648
Average daily TCE (Time Charter)	$17,232	$13,929
Average daily operating expense	$4,631	$4,228
Number of vessels owned (1)(2)	4	5
Number of vessels chartered-in (3)	2	3
Number of operating days	2,403	2,599
ULCC:
TCE Revenue (4)	$8,752	$7,123

Vessel Expenses	3,176	1,115
Depreciation and Amortization	1,626	631

Vessel Operating Income	$3,950	$5,377

Average daily TCE	$27,787	$38,708
Average daily operating expense	$8,701	$6,027
Number of vessels owned-end of period	1	1
Number of operating days (5)	315	185
Panamaxes:
TCE Revenue (6)	$20,452	$21,648

Vessel Expenses	6,630	5,598
Depreciation and Amortization	3,432	808

Vessel Operating Income	$10,390	$15,242

Average daily TCE	$21,980	$19,715
Average daily operating expense	$6,055	$5,098
Number of vessels owned	3	3
Number of operating days	928	1,098
Other Crude:
TCE Revenue	$6,317	$989

Vessel Expenses	1,136	124
Depreciation and Amortization	1,534	—

Vessel Operating Income	$3,647	$865

Average daily TCE	$16,179	—
Average daily operating expense	$2,913	—
Number of vessels owned (7)	2	—
Number of operating days	391	81
Total Crude Fleet Vessel Operating Income	$57,585	$77,627

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1) In June 2001, a Suezmax v essel was sold. During January 2001, a Suezmax newbuilding was delivered.
(2) During March and May 2000, two newly built Suezmax vessels were delivered and started their first voyage charters in the second quarter.
(3) In January and March 2001, OMI redelivered two chartered-in vessels. One vessel was offhire 77 days in drydock in second quarter 2000.
(4) The vessel was in drydock for 50 days in 2001.
(5) On June 30, 2000, OMI acquired a ULCC from its joint venture partner.
(6) During 2001, two Panamax vessels were in drydock for 167 days (82 days in the third quarter and 85 days in the fourth quarter).
(7) In June 2001, two handysize crude oil tankers were acquired with time charters. In March 2000, an aframax vessel was delivered to new owners.

Fluctuations in each of the crude oil fleet vessel types were as follows:

     Suezmaxes: The decrease in Vessel Operating Income of $16.5 million and $19.6 million in TCE revenues for this group was the largest impact on the crude fleet. Included in this group is a decrease due to the early termination during the first quarter 2001 of two vessels chartered in. A decrease in revenues and expenses was attributable to the sale of one vessel in June 2001. Other decreases were due to a decline in charter rates coupled with increased waiting days, offset by the delivery of one vessel in January 2001.

     ULCC: The increase of $1.6 million in TCE revenues and increase in operating expenses of $2.0 million resulted from more operating days in 2001 compared to 2000 (the vessel was acquired June 2000). Additional expenses relating to the vessel drydock and amortization of drydock (included with depreciation and amortization) are reflected in the 2001 expenses.

     Panamaxes: The decrease of $1.2 million in TCE revenues is attributable to fewer operating days in 2001 due to an additional 167 off hire days for drydock in comparison to year-ended 2000.

     Other crude: The increase of $5.3 million in TCE revenues, $1.0 million increase in operating expenses and $1.5 million increase in depreciation expense is from the two 1993 built crude oil carriers that were delivered in June 2001. The increases are net of expenses relating to the 1980s built aframax vessel sold in March 2000.

Product Carrier Fleet

     At December 31, 2001, we owned 19 product carriers, seven handysize vessels on the spot market and twelve handymax and handysize vessels on time charter. During 2001, we (1) acquired three second-hand handysize product carriers in February and March 2001, (2) sold one product carrier in May 2001 that was purchased in March 2001, (3) acquired three handysize product tankers in September 2001, (4) acquired three handysize product tankers in October, November and December 2001 and (5) reacquired six vessels from the IPC Pool during March and April 2001 into our fleet management.

     During 2000, (1) two handymax newbuildings were delivered in September and November and (2) four product carriers were sold, three in May and one in August 2000.

     The following table sets forth comparative operating results for the product carrier fleet for the years ended December 31, 2001 and 2000:

BREAKDOWN BY FLEET
	For the Years Ended
	December 31,

In thousands, except daily rates & expenses,	2001	2000
number of vessels and operating days

Products-on Spot:
TCE Revenue (1)	$40,018	$30,472

Vessel Expenses	11,849	10,636
Depreciation and Amortization	7,106	5,363

Vessel Operating Income	$21,063	$14,473

Average daily TCE	$15,451	$10,889
Average daily operating expense	$4,410	$3,829
Number of vessels owned (2)(3)	7	6
Number of operating days	2,595	2,778

Products-on Time Charter:
TCE Revenue	$32,468	$11,645

Vessel Expenses	9,228	3,309
Depreciation and Amortization	7,686	2,557

Vessel Operating Income	$15,554	$5,779

Average daily TCE	$13,806	$13,562
Average daily operating expense	$3,918	$3,861
Number of vessels owned (4)(5)	12	4
Number of operating days	2,356	857
Total Clean Fleet Vessel Operating Income	$36,617	$20,252

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.
(1)	During 2001, three vessels had 69 days of offhire because of drydock.
(2)	During February and March 2001 three vessels were acquired (two built in 1990 and one in 1989), one was sold May 2001.
(3)	One vessel was sold in August 2000, and three vessels were sold in the second quarter 2000.
(4)	During 2001, seven handysize product carriers were acquired (one in April, October, November and December and three in September).
(5)	The 2001 results include two handymax vessels delivered on September 27, 2000 and November 29, 2000.

       Fluctuations in each of the product carrier groups were as follows:

     Products-on spot: This group had an increase of $9.5 million in TCE revenues and $1.2 million in operating expenses. Increases in revenues associated with the purchase of vessels in 2001 were offset by decreases from the sale of vessels in 2000. Other increases in revenue were attributable to higher spot market rates, offset by 69 fewer operating days due to drydock.

     Products-on time charter: The increase of $20.8 million in TCE revenues and $5.9 million in operating expenses were attributable to the purchase of seven vessels in 2001 and two vessels in 2000.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents of $40.9 million at December 31, 2002 increased $23.2 million from cash and cash equivalents of $17.7 million at December 31, 2001. The Company’s working capital increased by $13.5 million between December 31, 2002 and December 31, 2001, and was $8.1 million at December 31, 2002. At December 31, 2002, we had 15 time charters under which we receive one month’s advance charter hire at the start of each month, which increased the working capital at the beginning of January 2003. At December 31, 2002, current assets increased $4.1 million and current liabilities decreased $9.5 million. Cash increased primarily because of proceeds from the issuance of debt and the sale of two vessels and marketable securities, which exceeded the payments to acquire vessels. Increases in current assets were offset partially by decreases in Current restricted cash, primarily from the return of escrow ($12.0 million) as a result of the purchase of the COLUMBIA in June 2002. Current liabilities decreased primarily from the decrease in the current portion of long-term debt. The current portion of debt was reduced by $7.6 million, to $32.6 million at December 31, 2002, upon the refinancing of debt in March 2003 (see Financing Activities). Net cash provided by operating activities decreased $67.5 million to $54.0 million for the year ended December 31, 2002 compared to net cash provided by operating activities of $121.5 million for the year ended December 31, 2001 (see Results of Operations).

     During the year ended December 31, 2002, we took various steps to improve our liquidity, and as a result ended the year with a cash balance of $40.9 million. In addition, at December 31, 2002, the Company had $22.7 million available under lines of credit and our net debt (which is total debt less cash and cash equivalents) to net capitalization (which is total debt plus stockholders’ equity less cash and cash equivalents) ratio was 52 percent. The Company’s management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet its capital requirements.

     Cash used by investing activities was $128.8 million for the year ended December 31, 2002, compared to cash used by investing activities of $249.4 million for the year ended December 31, 2001. During 2002, $206.8 million was used for additions to vessels as follows:

  $131.2 million was used for the purchase of three product carriers and two Suezmax vessels,
  $44.9 million for the purchase of the COLUMBIA,
  $26.3 million was used to paid for vessels under construction, and
  $4.4 million was used for capital expenditures for improvements to existing vessels and capitalized interest

     Cash was used during the year ended December 31, 2001 primarily for additions to vessels of $364.0 million as follows:

  $309.4 million in cash used to purchase thirteen vessels,
  $19.2 million for two new Suezmax newbuilding contracts,
  $30.9 million installment payments for seven vessels under construction, and
  $4.5 million for capital expenditures for improvements to existing vessels and capitalized interest

     During the year ended December 31, 2002, we sold and leased back a Suezmax vessel, sold a product carrier (proceeds from dispositions aggregated $58.0 million), secured additional lines of credit, and reduced amortization on existing lines giving us flexibility to withstand weak tanker markets and improve liquidity. Proceeds of $130.9 million received for the disposal of vessels during the year ended December 31, 2001, were for two Suezmax vessels sold in June and December 2001 and a product carrier sold in May 2001.

Adjusted EBITDA

     Adjusted EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy debt service, capital expenditure and working capital requirements. While adjusted EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. Adjusted EBITDA of $82.8 million for the year ended December 31, 2002 was $32.2 million less than the $115.0 million for the year ended December 31, 2001. The decrease in 2002 was due to the decline in tanker rates, but primarily due to the decreased rates earned by the Suezmax fleet in 2002 compared to 2001. The following table is a reconciliation of Net Income to Adjusted EBITDA.

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

For the Years Ended
__________________
December 31,

In millions	2001	2000

Net Income	$15.5	$82.3
Add: Depreciation and amortization	43.6	32.7
Add/Subtract: Loss (gain) on disposal of assets–net	0.3	(19.5)
Add: Interest expense	24.8	20.9
Subtract: Interest income	(0.7)	(2.1)
Add: Loss on disposal of investments	0.7	1.6
Subtract: Other–net	—	(0.7)
Subtract: Benefit for income taxes	(1.4)	—
Subtract: Equity in operations of joint ventures	—	(0.2)

Adjusted EBITDA	$82.8	$115.0

Financing Activities

     Cash provided by financing activities was $98.0 million for the year ended December 31, 2002, compared to cash provided by financing activities of $110.2 million for the year ended December 31, 2001. During the year ended December 31, 2002, there was $121.9 million in principal payments ($46.5 million were scheduled payments, $49.4 million for two vessels that were refinanced under a new credit facility in March 2002, $6.0 million for a vessel sold in April 2002, and $20.0 million paid down on a credit facility upon the sale of the COLUMBIA), and there was $199.9 million in proceeds from the issuance of debt, including proceeds of $65.0 million from debt refinanced, ($123.9 million for the purchase of five vessels and construction in progress payments and $76.0 million was drawn down on the $78.0 million credit facility).

     During the year ended December 31, 2001 we paid debt of $149.4 million; $43.5 million in scheduled principal payments and $105.9 million in unscheduled payments ($71.5 million was paid upon the disposal of vessels, $30.0 million for the additional pay down on loans and $4.4 million of OMI’s senior unsecured Notes that were repurchased in August 2001) and $265.4 million was received in proceeds from the issuance of debt for the purchases of vessels, construction payments and refinancing of one facility.

     At December 31, 2002, OMI had $510.6 million in debt outstanding. The following paragraphs describe the Company’s debt facilities:

     On March 14, 2003, the Company consolidated, amended and restated two loan agreements (the $310 Facility and $78 Facility—see below for description of these facilities). The modification resulted in a reducing revolving credit facility in the amount of $245.0 million (“$245 Facility”), which matures on March 14, 2010. The refinancing results in several benefits for the Company: removal of certain restrictive covenants, reduction of margin, additional liquidity and extending the facility for an additional five years. The loan bears interest at LIBOR plus a fixed margin of 1.625% reduced from a weighted average margin of 2.40%. This facility is secured by 18 vessels and has a balloon of $111.0 million in 2010 to be paid with the final quarterly payment. The loan initially provides additional liquidity of $16.0 million and will provide additional liquidity of $19.0 million over the next two years and extends the balloon payment from 2005 to 2010. The $310 Facility and $78 Facility had scheduled balloon payments of $91.7 million in

2005 and $43.7 million in 2007 respectively. The availability under the $245 Facility reduces by $5.0 million for the first 20 quarters and then by $4.25 million for the next eight quarters. Upon the delivery of the two product carriers in the second quarter 2003, the facility will be reduced by $6.9 million. As of March 28, 2003, $222.3 million was drawn.

Reducing Revolving Facilities

     On July 27, 2001, OMI entered into a six year $348.0 million reducing revolving credit facility (the “$348 Facility”). The $348 Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments and final payments at delivery for eleven newbuilding vessels, with deliveries scheduled through July 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount. This loan includes interest rate margins based on a pricing ratio grid (currently 2.125% over LIBOR, reducing to 2.00% at March 31, 2003). The availability of the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6.5 million per quarter until July 27, 2007 at which time the outstanding balance is due. At December 31, 2002, the Company had drawn $221.3 million, with $0.1 million available at December 31, 2002. The remainder of the Facility becomes available when construction and delivery payments are made. In February 2003, OMI drew an additional $4.7 million for the delivery of a newbuilding and as of March 28, 2003 had $22.4 million available to draw.

     On March 27, 2002, the Company entered into a $78.0 million reducing revolving credit facility (the “$78 Facility”) secured by first mortgages on two vessels and second mortgages on 16 vessels. As of December 31, 2002, the line had been reduced to $70.7 million and the Company had $22.6 million available under the line. On March 14, 2003, this facility was rolled into the amended and restated $245 facility described above.

Term Loans

     The Company had a term loan agreement, secured by 16 vessels, in the original amount of $310.0 million (the “$310 Facility”), which had a balance of $164.3 million at December 31, 2002. In March 2002, this Facility was amended to reduce the then three remaining 2002 quarterly payments from $10.0 million to $6.3 million and increase the balloon payment by $11.3 million. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6.1 million as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 was $91.7 million. At December 31, 2002, the Company’s interest rate margin was 2.25% over LIBOR. On March 14, 2003, the $310 Facility was amended and restated (see above).

     In September 2001, the Company obtained an eight-year $40.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on September 10, 2001 and the other on October 12, 2001. The loan is split into two $20.0 million tranches. At December 31, 2002, the balance of the loan was $36.4 million. The loan for each tranche is being repaid in 32 consecutive quarterly installments, the first 20 in the amount of $0.45 million each and the next 12 in the amount of $0.35 million each, with a balloon payment in the amount of $6.8 million due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI’s ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined, on a trailing four quarter basis. At December 31, 2002, the Company’s interest rate margin was 2.0% over LIBOR.

     In November 2001, the Company obtained a seven-year $44.0 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22.0 million tranches. At December 31, 2002, the balance of the loan was $39.5 million. Each tranche is being repaid in 28 quarterly installments (the first 12 at $0.65 million and next 16 at $0.35 million) plus a balloon of $8.2 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI’s ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined, on a trailing four quarter basis.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to cash and working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of December 31, 2002, the Company was in compliance with its covenants.

Interest Rates

     The variable interest rates (including margins) at December 31, 2002 were 3.25% to 4.8125%. The margins ranged from 1.00%-2.75%

Risk Management

Interest-Rate Swaps

     As of December 31, 2002, we had eight interest rate swaps aggregating $267.6 million. All eight swaps have been designated and qualify as cash flow hedges. The swaps fix the interest rate before margins on various debt tranches within a range of 2.07% to 4.86% from October 2001 to October 2005. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). At December 31, 2002, we recorded a liability of $6.2 million and a charge correspondingly to Accumulated other comprehensive loss related to the fair market value of these swaps.

Future Rate Agreements

     In February 2002, OMI entered into five FRAs, for an aggregate notional value of $95.3 million. The FRAs fixed the interest rate before margins on various debt tranches within a range of 2.355% to 2.50% and expired in December 2002. In October 2002, OMI entered into four more FRAs for an aggregate notional value of $91.0 million. The FRAs fixed the interest rate before margins on various debt tranches within a range of 1.72% to 1.86% beginning May 2003 and expire in December 2003. At December 31, 2002, we recorded a liability of $0.1 million and a charge correspondingly to Accumulated other comprehensive loss related to the fair market value for these hedges.

Other Commitments

     In March 2003, OMI agreed to sell two of its 1984 built single hull product carriers for an aggregate of approximately $9.6 million. The sale will result in a loss of approximately $3.0 million in the first quarter of 2003. Currently, the vessels are scheduled to be delivered in April and May 2003.

The following table lists contractual obligations by required payment periods:

in millions	Payments Due By Period

		Less			More
Contractual		Than	1-3	3-5	Than
Obligations	Total	1 Year	Years	Years	5 Years

Long Term(1)	$510.6	$32.6	$72.2	$216.8	$189.0
Operating Leases(2)	111.8	23.1	38.3	27.8	22.6
Purchase Obligations(3)	180.5	113.0	67.5	—	—

(1)	Contractual obligations relating to debt reflect the refinancing the Company completed in March 2003. See Financing Activities section.
(2)	Contractual obligations relating to future minimum rental payments required by year, under operating leases subsequent to December 31, 2002 include leases for the chartering- in of three vessels and the lease obligation for the office space.
(3)	In March and January 2003, and December 2002, OMI contracted to build three 37,000 dwt product carriers to be delivered in April, July and October 2004 for approximately $84.4 million. During 2001, OMI contracted to build two 47,000 dwt product carriers for approximately $58.7 million. One vessel was delivered in February 2003, and the other vessel in March 2003. During 2001, OMI contracted to build two 70,100 dwt product carriers for approximately $73.4 million. The vessels are scheduled for delivery in April and July of 2003.

Restricted Stock

     In April 2002, OMI awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately $0.1 million. Restrictions lapse for 25 percent of the shares at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at the end of year six in accordance with director’s years of service at his retirement date (if the director remains with the Company for at least five years from the date of grant).

     On July 2, 2001, OMI awarded 900,000 shares of restricted stock to executive officers and directors for a total value at the date of grant of $5.1 million. Of the 900,000 shares, restrictions lapse for 25 percent at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at an individual’s retirement date (if the executive officer or director remains with the Company for at least five years from the date of grant). Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders’ Equity and compensation expense is being amortized to expense over the appropriate restriction period.

Other Matters

     The Company is continuing to cooperate with an investigation by the U.S. Attorney’s office in Newark, New Jersey of an allegation that crew members of one or more of the Company’s vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government’s investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company has been providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company’s vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel’s port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

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

Newly Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued statements, which are summarized as follows:

     SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in October 2001. SFAS 144 replaces FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

     SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company did not have discontinued operations as of December 31, 2002 and the adoption of this statement had no impact on the financial statements.

     SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April 2002. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practices. This Statement is effective for fiscal years beginning after May 15, 2002. Since this new Statement was issued to clarify and simplify existing pronouncements there is no effect on the Company’s financial statements.

     SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

     SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company.

     In November 2002, the FASB issued Financial Interpretation 45 (“FIN 45”), which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of

FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk

     The Company’s major market risk exposure is changing interest rates. The majority of OMI’s debt was floating rate debt at December 31, 2002 and December 31, 2001. At December 31, 2002, the floating rate debt was $509.6 million ($115.0 million of which was fixed with interest-rate swaps) of the $510.6 million total debt, and at December 31, 2001, the floating rate debt was $431.0 million ($175.0 million of which was fixed with interest-rate swaps) of the $432.6 million total debt. Based on the floating rate debt at December 31, 2002, a one-percentage point increase in the floating interest rate would increase interest expense by $3.9 million per year.

     The fixed rate debt on the balance sheet and the fair market value were $1.0 million as of December 31, 2002, and $1.6 million as of December 31, 2001. Based on the fixed rate debt at December 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

     The Company’s policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. OMI uses interest rate swaps and FRAs to manage the impact of interest rate changes on borrowings under the Company’s variable rate credit facilities. The interest rate swaps and FRAs are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. The Company has entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt.

     During 2002, we entered into six more interest rate swaps for an aggregate notional amount of $152.6 million. In each of these swaps, we will pay a fixed rate interest and receive floating rate interest. These transactions have been designated as cash flow hedges. As of December 31, 2002, the Company has recorded a liability of $6.2 million related to the fair market value of all eight hedges and a charge correspondingly to Other comprehensive income. The following table summarizes the swaps (in thousands):

			Fixed
Notional	Start	Maturity	Interest
Amount	Date	Date	Rate

$40,000	Oct. 2001	Oct. 2004	4.77%
75,000	Oct. 2001	Oct. 2005	4.86%
20,000	Dec. 2002	Jun. 2004	2.12%
37,000	Feb. 2003	Jun. 2004	2.16%
24,000	Mar. 2003	Jun. 2004	2.17%
20,000	Mar. 2003	Jun. 2004	2.07%
17,000	Jun. 2003	Jun. 2004	2.16%
34,600	Apr. 2003	Jun. 2004	2.08%

     In February 2002, OMI entered into five FRAs for an aggregate notional value of $95.3 million. The FRAs fixed the interest rate before margins on various debt tranches within a range of 2.355% to 2.50% and expired in December 2002. In October 2002, OMI entered into four more FRAs for an aggregate notional value of $91.0 million, which have been designated as cash flow hedges. The FRAs fixed the interest rate before margins on various debt tranches within a range of 1.72% to 1.86% beginning May 2003 and expire in December 2003. The Company has recorded a liability of $0.1 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income. The following table summarizes the FRAs (in thousands):

			Fixed
	Start	Maturity	Interest
Amount	Date	Date	Rate

$13,000	May 2003	Dec. 2003	1.72%
15,000	July 2003	Dec. 2003	1.79%
31,000	July 2003	Dec. 2003	1.79%
32,000	July 2003	Dec. 2003	1.86%

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

REVENUES	$199,052	$209,936	$187,044

OPERATING EXPENSES:
Voyage	35,457	31,730	25,919
Vessel	51,478	42,344	29,297
Charter hire	16,654	8,416	16,184
Depreciation and amortization	43,583	32,688	18,323
General and administrative	12,689	12,420	11,269
Loss (gain) on disposal/writedown of assets-net (Notes 9 and 11)	289	(19,516)	10,814

Total operating expenses	160,150	108,082	111,806

OPERATING INCOME	38,902	101,854	75,238

OTHER (EXPENSE) INCOME:
Loss on disposal/write down of investments (Notes 4 and 6)	(675)	(1,617)	(2,971)
Interest expense	(24,845)	(20,921)	(27,260)
Interest income	660	2,071	2,893
Other–net	21	735	1,958

Net other expense	(24,839)	(19,732)	(25,380)

Income before income taxes and equity in operations of joint ventures	14,063	82,122	49,858
Benefit for income taxes	1,406	—	—

Income before equity in operations of joint ventures	15,469	82,122	49,858
Equity in operations of joint ventures (Note 4)	—	222	3,227

NET INCOME	$15,469	$82,344	$53,085

BASIC EARNINGS PER COMMON SHARE (Note 2):
Net income per common share	$0.22	$1.22	$0.94

DILUTED EARNINGS PER COMMON SHARE (Note 2):
Net income per common share	$0.22	$1.21	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,628	67,518	56,657
Diluted	70,832	67,892	56,940

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS
	December 31,

	2002	2001

CURRENT ASSETS:
Cash, including cash equivalents:
2002-$38,883, 2001-$15,168	$40,890	$17,730
Marketable securities	—	6,218
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $1,255 in 2002
and $1,622 in 2001	15,968	14,052
Other	3,380	1,549
Current notes receivable	37	6,775
Current restricted cash (Note 7)	1,000	13,120
Prepaid expenses and other current assets	7,543	5,316

Total current assets	68,818	64,760

VESSELS, CONSTRUCTION IN P ROGRESS AND OTHER PROPERTY
Vessels	972,003	779,259
Construction in progress (Note 17)	37,857	84,736
Other property	2,682	2,636

Total vessels, construction in progress and other property	1,012,542	866,631
Less accumulated depreciation	109,732	76,865

Vessels, construction in progress and other property-net	902,810	789,766

DRYDOCK COSTS	6,740	5,743
NON-CURRENT RESTRICTED CASH (Note 7)	3,000	4,000
OTHER ASSETS AND DEFERRED CHARGES	8,253	11,358

TOTAL	$989,621	$875,627

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,

	2002	2001

CURRENT LIABILITIES:
Accounts payable	$12,144	$8,842

Accrued liabilities:
Deferred charter hire revenue	3,984	5,981
Voyage and vessel	3,090	4,590
Interest	3,501	3,731
Other	3,859	5,859
Deferred gain on sale of vessels (Note 7)	1,557	971
Current portion of long-term debt (Note 5)	32,602	40,238

Total current liabilities	60,737	70,212

OTHER LIABILITIES	6,459	4,341

LONG-TERM DEBT (Note 5)	477,959	392,316

DEFERRED GAIN ON SALE OFVESSELS (Note 7)	6,644	3,842

DEFERRED INCOME TAXES	—	3,100

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.50 par value; 150,000 shares
authorized; shares issued and outstanding: 2002-76,779
2001-70,248 (Notes 3, 10, 14 and 16)	38,390	35,124
Capital surplus (Notes 3, 10, 14 and 16)	321,447	303,117
Unearned compensation-restricted stock	(3,658)	(4,611)
Retained earnings	87,932	72,463
Accumulated other comprehensive loss	(6,289)	(4,277)

Total stockholders’ equity	437,822	401,816

TOTAL	$989,621	$875,627

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2002	2001	2000

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income	$15,469	$82,344	$53,085
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	43,583	32,688	18,323
Loss (gain) on disposal/write down of assets–net	289	(19,516)	10,814
Loss on disposal/write down of investments	675	1,617	2,971
Amortization of deferred gain on sale of vessels	(1,303)	(828)	(3,151)
Amortization of debt issue costs	2,367	1,618	1,454
Amortization of restricted stock awards	1,033	510	—
Provision for loss on lease obligation–net of amortization	—	(231)	(2,501)
Amortization of deferred compensation	—	—	832
Deferred income taxes	(1,406)	—	—
(Equity) loss in operations of joint ventures–net of
dividends received	—	2,272	(2,020)
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(4,814)	8,991	(9,672)
(Decrease) increase in accounts payable and accrued liabilities	(1,865)	12,648	(5,649)
Decrease (increase) in other assets and deferred charges	869	285	(589)
(Decrease) increase in other liabilities	(1,050)	18	(530)
Other	115	(887)	(336)

Net cash provided by operating activities	53,962	121,529	63,031

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from disposition of vessels and other property	58,009	130,874	46,888
Additions to vessels and other property	(206,757)	(363,992)	(142,280)
Payments for drydocking	(5,086)	(6,540)	—
Proceeds from dispositions of joint ventures	106	1,437	3,454
Proceeds (payments) for investments	6,129	(6,358)	(2,967)
Payment for the purchase of a joint venture interest	—	—	(4,809)
Escrow of funds	12,000	(6,000)	(2,500)
Proceeds from notes receivable	6,774	1,225	6,324

Net cash used by investing activities	(128,825)	(249,354)	(95,890)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on debt refinanced	(49,410)	—	(257,850)
Proceeds from debt refinanced	65,000	—	264,500
Proceeds from issuance of debt	134,929	265,391	70,000
Payments on debt	(72,513)	(149,400)	(27,834)
Proceeds from issuance of common stock	21,483	(1,410)	19,020
Payments for debt issue costs	(1,466)	(4,354)	(7,030)

Net cash provided by financing activities	98,023	110,227	60,806

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,160	(17,598)	27,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,730	35,328	7,381

CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,890	$17,730	$35,328

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Years Ended December 31, 2002
(In thousands)

								Accumulated
					Unearned			Other Compre-	Total	Compre-
	Common Stock			Retained	Compensation		Deferred	hensive	Stock-	hensive
			Capital	(Deficit)	Restricted	Treasury	Compen-	(Loss)	holders’	Income
	Shares	Amount	Surplus	Earnings	Stock	Stock	sation	Income	Equity	(Loss)

Balance at January 1, 2000	49,394	$24,697	$218,869	$(62,966)		$(8,834)			$171,766
Comprehensive income:
Net income				53,085					53,085	$53,085
Unrealized loss on securities								$(258)	(258)	(258)

Comprehensive income										$52,827

Issuance of common stock	11,710	5,855	20,984						26,839
Exercise of stock options	320	160	1,268						1,428
Issuance of stock options
(Note 14)			2,324				$(1,313)		1,011
Amortization of deferred
compensation (Note 14)							832		832

Balance at December 31, 2000	61,424	30,712	243,445	(9,881)	—	(8,834)	(481)	(258)	254,703
Comprehensive income:
Net income				82,344					82,344	$82,344
Unrealized gain on securities								262	262	262
Derivative losses								(4,281)	(4,281)	(4,281)

Comprehensive income										$78,325

Amortization of deferred
compensation			(481)				481		—
Exercise of stock options
(Note 14)	122	61	401						462
Issuance of common stock
(Note 3)	9,830	4,915	62,901						67,816
Issuance of restricted stock
awards (Note 16)	900	450	4,671		$(5,121)				—
Retirement of treasury stock
(Note 16)	(2,028)	(1,014)	(7,820)			8,834			—
Amortization of restricted stock
awards (Note 16)					510				510

Balance at December 31, 2001	70,248	35,124	303,117	72,463	(4,611)	—	—	(4,277)	401,816
Comprehensive income:
Net income				15,469					15,469	$15,469
Unrealized gain on securities								39	39	39
Reclassification adjustment for
gains realized in net income								(43)	(43)	(43)
Derivative losses								(2,008)	(2,008)	(2,008)

Comprehensive income										$13,457

Issuance of common stock
(Notes 3, 16)	6,511	3,256	18,260						21,516
Issuance of restricted stock	20	10	70		(80)				—
Amortization of restricted stock
awards					1,033				1,033

Balance at December 31, 2002	76,779	$38,390	$321,447	$87,932	$(3,658)	$—-	$—	$(6,289)	$437,822

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

For the Three Years Ended December 31, 2002
(All tabular amounts are in thousands)

Note 1—Summary of Significant Accounting Policies

     Business—OMI Corporation (“OMI” or the “Company”), is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The Company is a successor to Universal Bulk Carriers, Inc. (“UBC”). UBC was a wholly-owned subsidiary of OMI Corp. (“Old OMI”) until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation “MTC”) through a tax-free distribution (“Distribution”) to Old OMI shareholders of one share of UBC common stock for each share of Old OMI common stock. The Company trades under the symbol “OMM” on the New York Stock Exchange.

     Reclassifications—Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

     Principles of Consolidation—The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investments in joint ventures, in which the Company has the ability to exercise significant influence, but does not control, (generally a 20 to 50 percent ownership interest) are accounted for by using the equity method of accounting. All other investments are accounted for at cost.

     Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operating Revenues and Voyage Expenses—Under a voyage charter, the revenues and voyage expenses, which are specific costs associated with the voyage such as fuel and port charges, are recognized ratably over the duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

     Under a time charter, the revenues are recognized ratably over the charter. When the time charter contains a profit sharing agreement, such additional revenue is only recognized after meeting a threshold, which is the minimum yearly charter hire.

     OMI’s accounting policy for recognition of voyage freight for vessels operating on voyage charters is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. The method is the predominant one used by shipowners.

     Cash Equivalents—Cash equivalents represent liquid investments, which mature within 90 days of their purchase. The carrying amount approximates fair value.

     Restricted Cash—Restricted cash is held in escrow accounts pursuant to escrow agreements and is related to sale/leaseback transactions. The escrow accounts are collateral for the Company’s obligations under certain operating lease arrangements (see Note 7).

     Marketable Securities—Marketable securities are investments classified as available-for-sale and are recorded at fair value. The fair value is determined by reference to quoted market prices. These investments totaled $0 at December 31, 2002 and $6,218,000 at December 31, 2001. Net unrealized gains and losses on these investments are credited or charged to Other comprehensive income and Stockholders’ Equity. The accumulated unrealized gain at December 31, 2002 and 2001 totaled $0 and $394,000, respectively.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 1—Summary of Significant Accounting Policies (continued)

     Vessels, Construction in Progress and Other Property—Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. The useful lives of the vessels range from 20 to 25 years. Salvage value is based upon a vessel’s lightweight tonnage multiplied by a scrap rate.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $3,114,000 in 2002, $4,052,000 in 2001 and $946,000 in 2000.

     Other property and leasehold improvements are amortized on the straight-line method over the shorter of the terms of the lease or estimated useful lives of the assets, which range from three to eight years.

     Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. In the event that facts and circumstances indicate that the carrying amount of a vessel may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the vessel are compared to the vessel’s carrying value to determine if a write down to fair value is required.

     Drydock—Drydock costs and special surveys are capitalized and are amortized over the period between drydocks and special surveys, which is generally a two to three year period. The drydock amortization expense was $3,845,000 in 2002, $1,171,000 in 2001 and $305,000 in 2000 and is included in Depreciation and amortization expense.

     Goodwill—During 2000, the unamortized goodwill balance of $1,794,000 was charged to loss on disposal of assets (see Note 11) as a result of the sale of the remaining vessel which had been acquired in a previous business combination.

     Deferred Finance Charges—Deferred finance charges, included in Other assets and deferred charges, were $7,416,000 at December 31, 2002 and $8,316,000 at December 31, 2001. The charges are amortized over the life of the related debt, and the amount of the expense was $2,367,000 in 2002, $1,618,000 in 2001 and $1,454,000 in 2000.

     Earnings Per Common Share—The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 128 “Earnings Per Share.” SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”). Basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period.

     Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Federal Income Taxes—The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to income taxes in the United States of America. A benefit for income taxes of $1,406,000 was recorded during the year ended December 31, 2002 which represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

     Stock-Based Compensation—The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees and directors, which are valued based on the market price of OMI’s common stock at the measurement dates, the restrictions on which expire in part three years from grant, five years from grant and at retirement. Unearned compensation arising from the restricted stock grants is shown as a reduction in Stockholders’ equity in the consolidated balance sheets and is amortized to expense over the restrictive periods.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 1—Summary of Significant Accounting Policies (continued)

     The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion 25 and related interpretations. Accordingly, no compensation cost, other than for restricted stock mentioned above, was recognized for these plans for the three years ended December 31, 2002, with the exception of certain 2000 grants, which had met the criteria of compensatory stock options and were fully vested as of December 31, 2002.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three years ended December 31, 2002.

	For the Years Ended December 31,

	2002	2001	2000

Net income, as reported	$15,469	$82,344	$53,085

Deduct:
Stock based compensation expense determined by using
the fair value method	476	732	2,431

Pro forma net income	$14,993	$81,612	$50,654

Basic earnings per common share:
Net income per common share, as reported	$0.22	$1.22	$0.94

Net income per common share, as pro forma	$0.21	$1.21	$0.89

Diluted earnings per common share:
Net income per common share, as reported	$0.22	$1.21	$0.93

Net income per common share, as pro forma	$0.21	$1.20	$0.89

     The following table is a summary of the average fair values of options granted during 2002, 2001 and 2000 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

	For the Years Ended December 31,

	2002	2001	2000

Average fair value of options granted	$3.93	$5.75	$4.21
Expected volatility	73%	71%	65%
Risk free interest rate	2.71%	4.40%	5.75%
Dividend yield rate	n/a	n/a	n/a
Weighted average expected lives of options	3.70	3.20	3.00

     Derivatives and Hedging Activities—The Financial Accounting Standards Board (“FASB” ) issued SFAS 133 as amended, “Accounting for Derivative Instruments and Hedging Activities”, which is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001.

     All derivatives are recognized on the Company’s balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company does not have foreign currency cash flow or fair-value hedges or a hedge of a net investment in a foreign operation.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 1—Summary of Significant Accounting Policies (continued)

     The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to this exposure, the Company selectively enters into derivative transactions pursuant to the Company’s policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

     As of December 31, 2002 and 2001, the Company had interest rate swaps and Future Rate Agreements (“FRAs”) to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRAs are designated and qualify as cash flow hedges. These swap contracts and FRAs were effective hedges and therefore no ineffectiveness was recorded in the Consolidated Statements of Income.

       Newly Issued Accounting Standards—The FASB recently issued statements, which are summarized as follows:

     SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in October 2001. SFAS 144 replaces FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

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

     The Company did not have discontinued operations as of December 31, 2002 and the adoption of this statement had no impact on the financial statements.

     SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April 2002. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practices. This Statement is effective for fiscal years beginning after May 15, 2002. Since this new Statement was issued to clarify and simplify existing pronouncements there is no effect on the Company’s financial statements.

     SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 1—Summary of Significant Accounting Policies (continued)

     SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock-Based Compensation,” above.

     In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

     Segment Reporting—The Company accounts for its segments in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the Company’s methods of internal reporting and management structure, the Company has two reportable segments, the Crude Oil Fleet and the Product Carrier Fleet.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 2—Earnings Per Common Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options (see Note 14) using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive (see Note 5).

     The components of the denominator for the calculation of basic earnings per share and diluted earnings per share is as follows:

	For the Years Ended December 31,

	2002	2001	2000

Basic earnings per share:
Weighted average common shares outstanding	70,628	67,518	56,657

Diluted earnings per share:
Weighted average common shares outstanding	70,628	67,518	56,657
Options	204	374	283

Weighted average common shares-diluted	70,832	67,892	56,940

Basic earnings per common share:
Net income per common share	$0.22	$1.22	$0.94

Diluted earnings per common share:
Net income per common share	$0.22	$1.21	$0.93

     The effect of the assumed conversion of the 7% convertible note due 2004 was not included in the computation of diluted earnings per share in 2002, 2001 and 2000 because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 3—Supplemental Cash Flow Information

     During the years ended December 31, 2002, 2001 and 2000, interest paid totaled $24,472,000, $20,386,000 and $26,460,000, respectively.

     During 2001, OMI issued in aggregate 5,775,000 shares of common stock between $6.00 and $8.00 per share for a total value of $41,300,000 as partial payment for the acquisitions of six vessels, and 4,049,000 shares of common stock were issued at $7.00 per share for a total value of $28,343,000 for two vessels that were under construction at December 31, 2001.

     OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000 in 2002, a total of 6,154 shares at $6.50 to two directors and 26,667 shares at $2.25 to three directors in 2001 and 2000, respectively, in lieu of their annual fees of $20,000 for each director.

     During February 2000, OMI issued 599,998 shares at $2.50 per share for a total value of $1,500,000 as partial payment for the acquisition of a Suezmax newbuilding, which was acquired in March 2000.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 4—Investments in Joint Ventures

     The operating results of the joint ventures have been included in the accompanying consolidated financial statements on the basis of ownership as follows:

Percent of
Ownership

Alliance Chartering LLC (“Alliance”)	50.0(1)
Amazon Transport Inc. (“Amazon’’)	49.0(2)
Geraldton Navigation Company Inc. (“Geraldton’’)	49.9(3)
International Product Carriers Limited (“IPC”)	50.0(4)

(1)	The venture was begun on May 8, 1998
(2)	Partner’s interest of 51% was acquired on June 30, 2000, and as of that date the entity was consolidated.
(3)	The Company sold its interest to its partner in March 2000.
(4)	The venture was formed on April 15, 1999, and began operating effective May 1, 1999. In the first quarter 2001, all the vessels were redelivered to their owners.

     Alliance—During the year ended December 31, 2002, OMI’s Suezmax fleet was chartered out on the spot market by Alliance, a joint venture OMI operates in conjunction with Frontline Ltd. During 2001 and 2000, all of OMI’s Suezmax vessels, with the exception of one vessel on time charter, were chartered out in the spot market by Alliance. There was no initial investment required for this joint venture to operate.

     Amazon—On June 30, 2000, OMI purchased its partner’s interest in Amazon, a company previously 49 percent owned. The acquisition was based on a nominal ship value for the Company’s ultra large crude carrier (“ULCC”) of $30,000,000. OMI paid the purchase price partially with $7,900,000 in cash and by issuing 1,500,000 shares of its common stock to its partner at a price of $5.125.

     Geraldton—During 2000, OMI sold its 49.9 percent investment in Geraldton to its partner. At December 31, 1999, OMI wrote down its investment in Geraldton to its net realizable value. An adjustment for an additional loss of $536,000 was recorded in the first quarter of 2000 relating to the disposal of this venture.

     IPC—In 2001, the Company had six vessels chartered to IPC and recorded aggregate revenues of $7,626,000 (4% of total revenues). In 2000, the Company had ten vessels (four of which were sold during the year) chartered to IPC and recorded aggregate revenues of $30,643,000 (16% of total revenues). These amounts were included in the revenue of the Company since the operations of IPC were not consolidated. The revenues received by IPC were from numerous customers into a pool, which was divided among the vessels in the pool. During the first quarter 2001, OMI’s partner, Osprey Maritime Limited, following a change in control, sold all of its product tankers (including three to OMI, see Note 10) and the parties agreed to disband IPC. As a result of IPC being dissolved, OMI wrote down its investment by $1,617,000 in 2001.

     Summarized combined financial information pertaining to all affiliated companies accounted for by the equity method is as follows:

	For the Years Ended
	December 31,

	2001	2000

Results of operations:
Revenues	$43,425	$141,222
Operating (loss) income	(131)	628
Net income	—	6,348

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 4—Investments in Joint Ventures (continued)

		December 31,

		2001

Net Assets:
Currents assets		$5,157
Vessels and other property-net		2
Other assets		231

Total assets		5,390

Less:
Current liabilities		1,824

Total liabilities		1,824

Shareholders’ and partners’ equity		$3,566

Dividends received from joint ventures were as follows:
	For the Years Ended
	December 31,

	2001	2000

OMI-Heidmar (1)	$2,494	$—
Geraldton	—	1,209

Total	$2,494	$1,209

(1) The Company sold its interest to its partner in 1999. Dividends represent the settlement of the joint venture.

Note 5—Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:
	December 31,

	2002	2001

Term loans under bank credit agreements at a margin plus variable rates
above the London Interbank Offering Rate (“LIBOR”) (1), (2)	$240,140	$311,534
Reducing revolving facilities at a margin plus variable rates above LIBOR (1)(2)	269,410	119,391
7.00% Convertible Note due 2004 (convertible at $7.375 per share)	1,011	1,629

Total	510,561	432,554

Less current portion of long-term debt:
Scheduled amortization payments of debt	32,602	40,238

Long-term debt	$477,959	$392,316

(1)	The interest rates at December 31, 2002 ranged from 3.25 percent to 4.8125 percent (including margins). The margin is based on a ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined, on a trailing four quarter basis. The margins ranged from 1.00%-2.75%.
(2)	The interest rates at December 31, 2001 ranged from 2.863 percent to 6.3675 percent (including margins). The margins ranged from 1.00%-1.75%

     On March 14, 2003, the Company consolidated, amended and restated two loan agreements (the $310 Facility and $78 Facility—see below for description of these facilities). The modification resulted in a reducing revolving credit facility in the amount of $245,000,000 (“$245 Facility”), which matures on March 14, 2010. The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is secured by 18 vessels and has a balloon of

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 5—Long-Term Debt and Credit Arrangements (continued)

$111,000,000 in 2010 to be paid with the final quarterly payment. The availability under the $245 Facility reduces by $5,000,000 for the first 20 quarters and then by $4,250,000 for the next eight quarters. Upon the disposal of the two product carriers (see Note 17) in the second quarter 2003, the facility will be reduced by approximately $6,900,000. At March 28, 2003, $222,328,000 was drawn. The consolidated financial statements gives effect for the March 14, 2003 agreement.

Reducing Revolving Facilities

     On July 27, 2001, OMI entered into a six year $348,000,000 reducing revolving credit facility (the “$348 Facility”). The $348 Facility has been and will be used to provide up to 65 percent financing of pre-delivery installments and final payments at delivery for eleven newbuilding vessels, with deliveries scheduled through July 2003, acquisition financing and refinancing of four secondhand vessels purchased in the first half of 2001 and for general corporate purposes up to the available amount. This loan includes interest rate margins based on a pricing ratio grid (currently 2.125% over LIBOR, reducing to 2.00% at March 31, 2003). The availability of the facility reduces quarterly based on a 17-year amortization schedule from delivery of the vessels until September 2003, and thereafter $6,539,000 per quarter until July 27, 2007 at which time the outstanding balance is due. At December 31, 2002, the Company had drawn $221,320,000 with $92,000 available. The remainder of the Facility becomes available when construction and delivery payments are made (see Note 17). As of March 28, 2003, OMI had $22,799,000 available.

     On March 27, 2002, the Company entered into a $78,000,000 (the “$78 Facility”) reducing revolving credit facility secured by first mortgages on two vessels and second mortgages on 16 vessels. As of December 31, 2002, the line had been reduced to $70,678,000 and the Company had $22,588,000 available under the line. On March 14, 2003, this facility was rolled into the amended and restated $245 Facility described above.

Term Loans

     The Company had a term loan agreement, secured by 16 vessels, in the original amount of $310,000,000 (the “$310 Facility”), which had a balance of $164,290,000 at December 31, 2002. In March 2002, this Facility was amended to reduce the then three remaining 2002 quarterly payments from $10,000,000 to $6,250,000 and increase the balloon payment by $11,250,000. In April 2002, the 15 remaining quarterly payments (including the three in 2002) were reduced to $6,051,000 as a result of the sale of a vessel. The balloon payment due at maturity in October 2005 was $91,683,000. At December 31, 2002, the Company’s interest rate margin was 2.25% over LIBOR. On March 14, 2003, the $310 Facility was amended and restated in the $245 Facility (see above).

     In September 2001, the Company obtained an eight-year $40,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on September 10, 2001 and the other on October 12, 2001. The loan is split into two $20,000,000 tranches. At December 31, 2002, the balance of the loan was $36,400,000. The loan for each tranche is being repaid in 32 consecutive quarterly installments, the first 20 in the amount of $450,000 each and the next 12 in the amount of $350,000 each, with a balloon payment in the amount of $6,800,000 due and payable together with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin based on OMI’s ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined, on a trailing four quarter basis. At December 31, 2002, the Company’s interest rate margin was 2.0% over LIBOR.

     In November 2001, the Company obtained a seven-year $44,000,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered on December 17, 2001 and the other of which was delivered on March 26, 2002. The loan is split into two $22,000,000 tranches. At December 31, 2002, the balance of the loan was $39,450,000. Each tranche is being repaid in 28 quarterly installments (the first 12 at $650,000 and next 16 at $375,000) plus a balloon of $8,200,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin. During the first three years of this loan the margin is 1.00 percent

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All tabular amounts are in thousands)

Note 5—Long-Term Debt and Credit Arrangements (continued)

as long as the secured vessels remain on time charter. During the remaining four years, the margin will be based on OMI’s ratio of consolidated funded debt to consolidated adjusted EBITDA, as defined, on a trailing four quarter basis.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to cash or working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of December 31, 2002, the Company was in compliance with its covenants.

Maturities

     Aggregate maturities of debt during the next five years from December 31, 2002, after the refinancing described above, are $32,602,000 in 2003, $29,101,000 in 2004, $43,157,000 in 2005, $46,552,000 in 2006 and $170,175,000 in 2007.

Interest-Rate Swaps

     OMI entered into interest-rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2002, we had eight interest rate swaps aggregating $267,600,000. All eight swaps have been designated and qualify as cash flow hedges. The swaps fix the interest rate before margins on various debt tranches within a range of 2.07% to 4.86% from October 2001 to October 2005. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). These transactions have been designated as cash flow hedges. As of December 31, 2002 the Company has recorded a liability of $6,175,000 related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

The changes in the notional amounts were as follows:

	December 31,

	2002	2001

Notional principal amount, beginning of the year	$175,000	$—
Increase of notional amounts	152,600	175,000
Reductions of notional amounts	(60,000)	—

Notional principal amount, end of the year	$267,600	$175,000

     The Company had one interest-rate swap agreement with a commercial bank at January 1, 2000 which matured in June 2000. The agreement effectively changed the Company’s interest-rate exposure on floating rate loans to a fixed rate of 6.98%. The differential paid/received was recognized as an adjustment to interest expense over the life of the agreement.

     Interest expense pertaining to interest-rate swaps for the years ended December 31, 2002, 2001, and 2000 was $4,128,000, $945,000 and $32,000, respectively. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statement of Operations within the next twelve months has been estimated to be approximately $3,291,000.

Future Rate Agreements

     In February 2002, OMI entered into five FRAs for an aggregate notional value of $95,289,000. The FRAs fixed the interest rate before margins on various debt tranches within a range of 2.355% to 2.50% and expired in December 2002. In October 2002, OMI entered into four more FRAs of the $348 Facility, for an aggregate notional value of

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 5—Long-Term Debt and Credit Arrangements (continued)

$91,000,000, which have been designated and qualify as cash flow hedges. The FRAs fixed the interest rate before margins on various debt tranches within a range of 1.72% to 1.86% beginning May 2003 and expire in December 2003. The Company has recorded a liability of $114,000 related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income. Interest expense pertaining to FRAs recorded to the Consolidated Statement of Operations for the year ended December 31, 2002 was $130,000. The following table summarizes the FRAs:

The changes in the notional amounts were as follows:

	December 31,

	2002	2001

Notional principal amount, beginning of the year	$—	$—
Increase of notional amounts	186,289	—
Reductions of notional amounts	(95,289)	—

Notional principal amount, end of the year	$91,000	$—

Note 6—Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$40,890	$40,890	$17,730	$17,730
Notes receivable	37	37	6,775	6,775
Investments (net of unrealized loss on securities)	—	—	673	673
Marketable securities (net of unrealized gain on
securities)	—	—	6,218	6,218
Liability for interest-rate swaps and FRAs	6,289	6,289	4,281	4,281
Total debt	510,561	510,561	432,554	432,554

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

     During the year ended December 31, 2002, OMI sold marketable securities and received net proceeds of approximately $6,129,000. The sale resulted in a net gain of $303,000.

     During 2000, OMI recorded a loss on the write down of its investments of $2,435,000. At December 31, 2001, OMI’s investment (net of unrealized loss on securities) in two investments was $673,000. The unrealized loss of these securities, which is charged to Other comprehensive income and Stockholders’ Equity was $132,000 for the year-ended December 31, 2001. During the year ended December 31, 2002, OMI wrote off $1,062,000 in the Consolidated Statements of Income, representing the remaining investment in both marketable securities and the reversal of the associated unrealized loss previously recorded.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 7—Operating Lease Expense

     Total rental expense was $16,517,000, $9,192,000 and $16,929,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Leases are for vessels and office space.

     The future minimum rental payments required by year, under operating leases subsequent to December 31, 2002, are as follows:

2003	$23,080
2004	19,153
2005	19,102
2006	18,661
2007	9,191
Thereafter	22,631

Total	$111,818

       During October 2002, OMI chartered-in a handymax product carrier, the JAG PRATAP, for a one year period.

     In June 2002, the Company exercised its option to reacquire the COLUMBIA (using approximately $29,000,000 in cash, $12,000,000 of cash in an escrow account and $3,700,000 from an associated note receivable) and simultaneously sold the vessel to an unrelated party for $50,000,000. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4,700,000 is being amortized over the charter period (see Note 10). The COLUMBIA, originally purchased as a newbuilding by OMI in January 1999, was sold in a sale leaseback transaction in June 1999. The lease was also accounted for as an operating lease.

     During December 2001, OMI sold a vessel, the SOYANG, which is being chartered back from the purchaser for a period of five years, not including options. The resulting lease is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 is being amortized over the five years (see Note 10). As part of the charter hire agreement, the Company deposited $5,000,000 in escrow ($1,000,000 in Current restricted cash and $4,000,000 in Non-current restricted cash), which is being repaid ratably over the charter period. As of December 31, 2002, the balance in escrow was $4,000,000.

Note 8—Time Charter Revenue

     Time charters to third parties of the Company’s owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing or charterers’ options) to be received subsequent to December 31, 2002 on these time charters are as follows:

2003	$101,741
2004	99,031
2005	52,405
2006	33,262
2007	23,750
Thereafter	26,093

Total	$336,282

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 9—Early Termination of Operating Lease Obligations

     During October 2000, the owner of the HARRIET and the ALTA, which were Suezmax tankers time chartered to OMI, gave notice of early termination as permitted under the charters; one vessel was redelivered in January 2001 and the other vessel was redelivered to the owner in March 2001. As provided in the charter hire agreements, the early termination of these charters resulted in certain accounting adjustments reflected in the fourth quarter 2000 and first quarter 2001 results. Gains recognized over the remaining lease period upon notice of early termination of $3,237,000 for the year ended December 31, 2000 and $1,440,000 for the year ended December 31, 2001, were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

Note 10—Acquisitions of Vessels

     The following table summarizes the acquisitions of vessels during the years ended December 31, 2002 and 2001:

		Date	Capitalized
Vessel	Type	Acquired	Cost (1)

2002:

AMAZON	Handymax	January 2002	$29,896
SAN JACINTO	Handymax	March 2002	29,854
ORONTES	Handysize	March 2002	30,396
DAKOTA	Suezmax	September 2002	58,491
DELAWARE	Suezmax	October 2002	58,814

Total			$207,451

2001:

SOMJIN	Suezmax	January 2001	$61,511
RACER	Handysize	February 2001	13,238
RADIANCE	Handysize	March 2001	13,952
RAIN	Handysize	March 2001	14,026
RHONE	Handysize	April 2001	29,041
BANDAR AYU	Handysize	June 2001	21,827
TANDJUNG AYU	Handysize	June 2001	21,818
CHARENTE	Handysize	September 2001	32,111
MADISON	Handysize	September 2001	30,019
MARNE	Handysize	September 2001	30,919
TRINITY	Handysize	October 2001	29,815
ASHLEY	Handysize	November 2001	30,703
OHIO	Handysize	December 2001	30,104

Total			$359,084

(1) Capitalized costs include capitalized interest.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 11—Disposal Of Vessels

     During April 2002, OMI sold a 1988 built product carrier for $9,100,000 and recognized a loss on sale of $302,000.

     During December 2001 and June 2002, OMI sold two vessels, the SOYANG and the COLUMBIA, respectively, and subsequently chartered both vessels back from the purchasers (see Note 7). Both transactions are accounted for as operating leases and the resulting gain on the sale of these vessels aggregating approximately $9,600,000 is being amortized (net of charter hire expense) over the respective lease periods.

     In May 2001, OMI sold one of the 1990 built product carriers purchased in March 2001 for $14,800,000 and recognized a gain on the sale of $635,000.

     In June 2001, the Company sold a 2000 built Suezmax tanker for $64,000,000 and recognized a gain of $17,441,000 from the sale of the vessel.

     In March, May and August 2000, four product carriers and one aframax vessel were sold. Three of the product carriers and the aframax vessel were written down to their estimated net realizable values in the year ended December 31, 1999. Adjustments to the loss on disposal of assets were recorded at the sale dates.

     Loss (gain) on disposal/writedown of assets-net consists of the following:

	For the Years Ended December 31,

	2002	2001	2000

Loss (gain) on disposed of assets	$289	$(18,076)	$11,051
Gain on early termination of lease obligations (see Note 9)	—	(1,440)	(3,237)
Loss on write down of vessels	—	—	3,000

Total	$289	$(19,516)	$10,814

     During March 2000, we wrote down two vessels which were classified as Assets to be disposed of at year end 1999 to reflect values of similar vessels contracted for sale during March 2000. A charge of $3,000,000 was recorded to Loss on disposal/write down of assets during the first quarter 2000.

     As a result of the current market condition, the Company re-evaluated the carrying value of its remaining vessels against the projected undiscounted cash flows as required, under the provisions of SFAS 144 and concluded that no write downs were necessary as of December 31, 2002.

Note 12—Financial Information Relating to Segments

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Fleet—includes vessels that normally carry crude oil and “dirty” products. The current fleet includes four sizes of vessels; Suezmax, ULCC, Panamax and handysize. In 2000, the fleet included one aframax, which was sold in March 2000.

     Product Carrier Fleet—includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels; handymax and handysize vessels.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 12—Disposal Of Vessels (continued)

     The following is a summary of the operations by major operating segments for the three years ended December 31, 2002:

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Crude Oil Fleet	$93,319	$127,111	$145,004
Product Carrier Fleet	105,606	82,353	42,040
Other	127	472	—

Total	$199,052	$209,936	$187,044

Time Charter Equivalent Revenues: (1)
Crude Oil Fleet	$66,491	$105,174	$119,008
Product Carrier Fleet	96,977	72,558	42,117
Other	—	1	—

Total	$163,468	$177,733	$161,125

Operating Income:
Crude Oil Fleet (2)	$9,725	$74,314	$80,146
Product Carrier Fleet (2)	37,764	35,328	5,874

	47,489	109,642	86,020
General and administrative expense not allocated to vessels	(8,716)	(8,447)	(10,224)
Other	129	659	(558)

Total	$38,902	$101,854	$75,238

Identifiable Assets:
Crude Oil Fleet	$416,829	$374,843	$331,177
Product Carrier Fleet	522,795	458,782	194,875

	939,624	833,625	526,052
Investments in, and advances to joint ventures	138	237	5,610
Cash and cash equivalents	40,890	17,730	35,328
Other	8,969	24,035	24,514

Total	$989,621	$875,627	$591,504

Capital Expenditures:
Crude Oil Fleet (3)	$112,530	$155,429	$100,289
Product Carrier Fleet (4)	94,086	286,323	64,052
Other	141	135	55

Total	$206,757	$441,887	$164,396

Depreciation and Amortization:
Crude Oil Fleet	$19,956	$17,564	$10,065
Product Carrier Fleet	23,258	14,793	7,920
Other	369	331	338

Total	$43,583	$32,688	$18,323

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

(All tabular amounts are in thousands)

Note 12—Financial Information Relating to Segments (continued)

	For the Years Ended December 31,

	2002	2001	2000

Interest Expense:
Crude Oil Fleet	$8,355	$10,418	$14,990
Product Carrier fleet	13,246	7,891	8,722

	21,601	18,309	23,712
Other	3,244	2,612	3,548

Total	$24,845	$20,921	$27,260

(1)	The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuationsin voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.
(2)	Operating income includes loss (gain) on disposal/write down of assets-net (see below).
	For the Years Ended December 31,

	2002	2001	2000

Loss (gain) on disposal/write down of assets-net:
Crude Oil Fleet	$—	$(18,881)	$(3,253)
Product Carrier Fleet	289	(635)	14,067

Total	$289	$(19,516)	$10,814

(3)	Includes progress payments and capitalized interest aggregating $2,081,000 in 2002, $49,849,000 in 2001 and $0 in 2000 for newbuildings.
(4)	Includes progress payments and capitalized interest aggregating $27,317,000 in 2002, $31,982,000 in 2001 and, $2,905,000 in 2000 for newbuildings.

     For the year ended December 31, 2002 voyage revenues include revenue from two major customers (10% or more of voyage revenues) aggregating $34,045,000 or 17 percent of Consolidated Revenue from Chartering and Shipping S.A. (a subsidiary of TotalFinaElf) and $28,082,000 or 14 percent from El Paso Marine Company. For the year ended December 31, 2000 voyage revenues include revenue from two major customers other than from joint venture pools, (see Note 4) aggregating $43,960,000 or 12 percent of consolidated revenue from each Sun International Limited and Star Tankers Inc. There were no charterers that were considered to be major customers in 2001.

Note 13—Savings Plan

     The Company has a 401(k) Plan (the “Plan’’) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 2002, 2001 and 2000. The Company may elect to make additional contributions to the Plan at the discretion of the Company’s Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

     The following is a summary of Company contributions to these Plans for the three years ended December 31, 2002:

	2002	2001	2000

401 (k) Plan	$283	$428	$340
Executive Savings Plan	189	97	183

Total	$472	$525	$523

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 14—Stock Option Plan

     The stockholders approved the 1998 Stock Option Plan (“The Plan”) on May 19, 1998. The Plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the Plan are 2,500,000 not including the replacement options granted in June 1998 to replace those which were previously granted by the Company’s former parent.

     In 2002, the Company granted 30,000 options at $3.93, which is also the weighted average fair value for the options granted. In 2001, the Company granted 17,000 options at $5.75, which is also the weighted average fair value for the options granted. During the year 2000, the Company granted 394,000 options at $1.50; 30,000 options at $4.630; 400,000 options at $4.938; 750,000 options at $5.125 and 55,500 options at $5.75. The 2000 options had a weighted average fair value of $2.31 when issued.

     The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2002 (in whole numbers, not thousands except for Exercise Prices):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2000	874,910	$5.20
Granted	1,629,500	4.21
Exercised	(320,340)	4.46
Forfeited	(30,000)	6.67
Expired	(2,668)	5.20

Outstanding, December 31, 2000	2,151,402	4.56
Granted	17,000	5.75
Exercised	(122,167)	3.81
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	2,046,235	4.61
Granted	30,000	3.93
Exercised	—	—
Forfeited	—	—
Expired	(30,000)	5.48

Outstanding, December 31, 2002	2,046,235	4.59

     The following table summarizes information about stock options outstanding as of December 31, 2002 (in whole numbers, not thousands except for Exercise Prices):

			Options Outstanding			Options Exercisable

			December 31, 2002	Weighted	Weighted Average	December 31, 2002	Weighted
Range of			Number of	Average	Remaining	Number of	Average
Exercise Prices			Options	Exercise Price	Contractual Life	Options Exercisable	Exercise Price

$1.50	—	3.93	381,000	$1.78	3.59	363,986	$1.61
4.015	—	4.9375	470,000	4.40	4.67	468,194	4.40
5.125	—	5.75	1,075,235	5.18	2.70	1,030,096	5.19
6.42	—	6.67	90,000	6.67	5.47	90,000	6.67
8.95			30,000	8.95	5.41	30,000	8.95

Total			2,046,235	4.59	3.48	1,982,276	4.48

     As of December 31, 2001, there were 1,778,426 options exercisable at a weighted average price of $4.40. As of December 31, 2000, there were 1,524,736 options exercisable at a weighted average price of $4.17.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 14—Stock Option Plan (continued)

Proceeds received from the exercise of the options are credited to the capital accounts.

See Note 15 regarding “Change in Control”.

Compensatory Options

     During the year ended December 31, 2000, in accordance with APB 25, the Company recorded compensation expense of $832,000 relating to stock options, which were accounted for using variable plan accounting. There was no compensation expense related to stock options for the years ended December 31, 2002 and December 31, 2001. The 2000 compensation expense was recorded in general and administrative expense in the Consolidated Statements of Income.

     On June 20, 2000, the OMI Corporation 1998 Performance Unit Plan (for years 1998-2002) was modified and in lieu of performance units, options were granted pursuant to Stock Option Award Agreements. The modifications included the redemption of 394,000 performance units relating to 1998 and 1999 deferred units and 2000 units in exchange for 394,000 stock options granted at $1.50 per share and cash bonus for the units at $1.50 per share. The 394,000 options granted at $1.50 per share vested on January 1, 2001 and expire January 1, 2006. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date. As of June 20, 2000, capital surplus was credited for the difference between the stock options granted at $1.50 per share and the market price of OMI stock on that date of $4.938 per share, which aggregated $1,354,000.

     Performance units relating to years 2001 and 2002 aggregating 400,000 units were converted to stock options at a grant price of $4.94, which was the market price of OMI common stock at the grant date. A cash bonus for the number of units times the grant price of $4.94 for 2001 performance units was paid in 2002 and for the 2002 units, cash was paid in 2002 and the first quarter of 2003. Stock options relating to 2001 performance units vest January 1, 2002 and expire January 1, 2007. Stock options relating to 2002 performance units vest January 1, 2003 and expire January 1, 2008. Each grantee may cause the applicable stock options to be exercised prior to the vesting date but is not entitled to the proceeds until the vesting date.

     As of December 31, 2000, capital surplus was credited $970,000 for adjustments to record 2000 compensation expense and deferred compensation relating to the above option plan at OMI’s stock price at December 31, 2000.

     As of December 31, 2001, capital surplus was debited for $481,000 relating to the current years adjustment and deferred compensation relating to the above option plan at OMI’s stock price at December 31, 2001. At December 31, 2001, the balance in deferred compensation relating to options was zero, resulting from the option prices being below OMI’s stock price at that date.

Note 15—Employment Agreements

     OMI has employment agreements with all of its executive officers, which provide for an annual base salary and a performance incentive bonus. The base salary is the prior year’s base salary plus any raise granted by the OMI Board of Directors (“Board”). Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provides that if the executive’s employment (i) is terminated without cause (as defined in his or her employment agreement), (ii) the executive voluntarily terminates his or her employment within 90 days of a relocation (following a Change in Control) or reduction in compensation or responsibilities, or (iii) the executive is disabled (as defined in his or her employment agreement), such executive will continue to receive base salary and other benefits for a period of two years. For five senior executives, following a Change in Control (as defined in his or her employment agreement), the executive’s future bonuses will be equal to 150% of the executive’s annual salary. If an executive’s employment is terminated by the Company (other than for “cause” or becoming “disabled”) within two years after a Change in Control, OMI is required to pay the executive a bonus equal to his or her bonuses paid during the previous twelve months preceding the Change in Control (for executives other than the five senior

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 15—Employment Agreements (continued)

executives) and 150% of the then effective annual salary of the executive for the five senior executives (the “termination bonus”). In addition, in the event of a Change in Control (as defined in the employment agreement) and if any such executive’s employment is terminated by OMI without cause (other than for reasons of disability) or by the employee as described in clause (ii) above, within two years before or after such a Change in Control, OMI will pay such executive an amount equal to three times the sum of his then current base salary and his or her termination bonus, reduced, in the case of a termination occurring prior to such a change in control by any severance theretofore paid to the executive under his or her employment agreement.

Note 16—Stockholders’ Equity

Common Stock

     During December 2002, OMI issued 6,500,000 shares of common stock pursuant to an equity agreement. Net proceeds received were approximately $21,483,000 (net of expenses).

Restricted Stock

     In April 2002, OMI awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately $80,000. On July 2, 2001, OMI awarded 900,000 shares of restricted stock to executive officers and directors for a total value at the date of grant of $5,121,000. Of the 920,000 shares, restrictions lapse for 25 percent at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at an individual’s retirement date (if the executive officer or director remains with the Company for at least five years from the date of grant). Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders’ Equity and subsequently amortized to expense over the appropriate restriction period. Compensation expense was $1,033,000 and $510,000 for the years-ended December 31, 2002 and December 31, 2001, respectively.

Treasury Stock

     On August 4, 1998, the Board of Directors approved a plan to repurchase up to 10 percent of the outstanding shares of the Company’s common stock. As of December 31, 2002, 2,076,700 shares have been repurchased.

     On March 31, 2001 the Board of Directors resolved to retire 2,028,000 shares of treasury stock aggregating $8,834,000.

Stockholders’ Rights Plan

     On November 19, 1998, the Board of Directors approved the adoption of a stockholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the “Common Stock”) of the Company, to stockholders of record at the close of business on December 1, 1998. Subsequent issuances of common stock have been made with Rights attached. Each Right entitles the record holder to purchase from the Company one hundred-thousandth of a share of the Company’s Series A Participating Preferred Stock, $1.00 par value at a price of $25.00 (the “Purchase Price”), subject to adjustment in certain circumstances.

     Initially, the Rights attach to the certificates representing outstanding shares of Common Stock, and no Rights Certificates will be distributed. In general the Rights will separate from the Common Stock and a “Distribution Date” will occur only if a public announcement has been made that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, or after the commencement of a tender offer or exchange offer if, upon consummation thereof, the person or group making such offer would be the beneficial owner of 15% or more of the

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FIANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands)

Note 16—Stockholders’ Equity (continued)

outstanding shares of Common Stock. Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price.

Dividends

     Any determination to pay dividends in the future by OMI will be at the discretion of the Board of Directors and will be dependent upon its results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the board of directors. Currently, the payment of dividends by OMI is restricted by its credit agreements (see Note 5).

Note 17—Commitments and Contingencies

     In March 2003, OMI agreed to sell two of its 1984 built single hull product carriers for an aggregate of approximately $9,550,000. The sale will result in a loss of approximately $3,000,000 in the first quarter 2003. Currently, the vessels are scheduled to be delivered in April and May 2003.

     In March and January 2003, and December 2002, OMI contracted to build three 37,000 dwt product carriers to be delivered in April, July and October 2004 for approximately $84,420,000 ($16,884,000 to be paid in 2003 and $67,536,000 to be paid in 2004). The vessels will begin five-year time charters upon delivery.

     During 2001, OMI contracted to build two 47,000 dwt product carriers for approximately $58,730,000. One vessel was delivered in February 2003, and the other vessel is scheduled for delivery during March 2003. Both vessels begin three-year time charters upon delivery and are financed at approximately 65%. At December 31, 2002, approximately $41,111,000 is scheduled to be paid to the shipyard upon delivery of the vessels in 2003.

     During 2001, OMI contracted to build two 70,100 dwt product carriers for approximately $73,436,000. The vessels are scheduled for delivery in April and July of 2003. Both vessels begin five-year time charters upon delivery and are financed at approximately 65%. Approximately $55,076,000 is scheduled to be paid to the shipyard during 2003.

     The Company is continuing to cooperate with an investigation by the U.S. Attorney’s office in Newark, New Jersey of an allegation that crew members of one or more of the Company’s vessels had by-passed systems designed to prevent impermissible discharge of certain wastes into the water and had presented false statements to the government, and otherwise had obstructed the government’s investigation. As well as being violations of the MARPOL (Maritime Pollution) Convention and U.S. law, the activities under investigation violate Company policies and directives. The Company is continuing its review of those policies and has been implementing additional safeguards. The Company received a subpoena requesting information with respect to other vessels in its fleet and the Company has been providing the information requested. On May 10, 2002 a former master and former chief engineer of one of the Company’s vessels entered guilty pleas in U.S. District Court in Newark, New Jersey, to violations of U.S. law involving false statements to the U.S. Coast Guard during a vessel’s port call in New Jersey on September 10, 2001. At this time, the Company cannot predict the scope or duration or estimate the cost of this investigation or its outcome. Accordingly, the Company cannot predict whether any penalties or fines will be imposed or their materiality. The Company expects that a substantial portion of the costs relating to this incident will be covered by insurers, who have been duly notified.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of OMI Corporation:

We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York

February 4, 2003, except for Note 5 and the first paragraph of Note 17, as to which the date is March 14, 2003

Item 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)
(In thousands, except per share amounts)

	2002 Quarter Ended				2001 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$44,346	$48,189	$46,708	$59,809	$60,045	$55,835	$45,203	$48,853
Operating income	5,268	8,494	7,843	17,297	33,610	44,311	12,790	11,143
Net income (1)	$377	$1,832	$2,654	$10,606	$28,378	$39,645	$7,564	$6,757

Basic Earnings Per Common Share:

Net income (2)	$0.01	$0.03	$0.04	$0.15	$0.46	$0.59	$0.11	$0.10

Weighted average number of
shares of common stock
outstanding-basic	70,248	70,279	70,279	71,692	62,182	67,287	70,244	70,248

Diluted Earnings Per Common Share:

Net income (2)	$0.01	$0.03	$0.04	$0.15	$0.45	$0.58	$0.11	$0.10

Weighted average number of
shares of common stock
outstanding-diluted	70,441	70,508	70,475	71,891	62,899	67,831	70,504	79,447

(1)	Earnings for the fourth quarter ended 2002 increased significantly due to increases in rates earned by vessels operating in the spot market and from earnings from two Suezmax newbuildings delivered during September and October 2002.
(2)	Earnings per share are based on stand-alone quarters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI CORPORATION

     Pursuant to General Instruction G(3) the information regarding directors and the Audit Committee called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears at the end of Part I of this Form 10-K Annual Report.

Item 11. EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company annual report that it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

     There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules
	1.	Financial statements as indicated in the index is set forth on page 42.
	2.	Financial Statement Schedules
None.
	3.	The index to Exhibits is on page 72.
(b)	Reports on Form 8-K:
None.

EXHIBITS

Number	Incorporated by Reference to	Description of Exhibit

3(i)	Registration Statement on Form S-1	Articles of Association of OMI
(No. 333-52771) Filed May 15, 1998
3(ii)	Registration Statement on Form S-1	By-laws
(No. 333-52771) Filed May 15, 1998
4.1	Form 8A Filed December 14, 1998	Registration Statement of Preferred Stock Purchase Rights
4.2	(No. 333-72458) Filed October 30, 2001
4.3	Registration Statement on Form S-8	2001 Restricted Stock Plan (1)
(No. 333-72456) Filed October 30, 2001
4.4	Registration Statement on Form S-8	OMI Corporation Executive Savings Plan (1)
(No. 333-72460) Filed October 30, 2001
10.1	Registration Statement on Form S-1	Form of Common Stock Certificate
(No. 333-52771) Filed May 15, 1998
10.2	Registration Statement on Form S-1	OMI Corporation Stock Option Plan (1)
(No. 333-52771) Filed May 15, 1998
10.3	Form S-8 Filed June 17, 1998	Employee Benefit Plan Registration Statement (1)
10.4	Form 10-Q Filed August 13, 2001	Amended Form of Employment Agreements for
Senior Executives (1)
10.5	Form 10-Q Filed August 13, 2001	2001 Incentive Bonus Plan (1)
21	Subsidiaries of the Company
99.1	OMI Corporation’s certification by the	This document is being furnished in accordance with SEC
	Chief Executive Officer on Form 10-K	Release Nos. 33-8212 and 34-47551
for the year ending December 31, 2002
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.
99.2	OMI Corporation’s certification by the	This document is being furnished in accordance with SEC
	Chief Financial Officer on Form 10-K	Release Nos. 33-8212 and 34-47551
for the year ending December 31, 2002
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

By: /s/ CRAIG H. STEVENSON

Craig H. Stevenson, Jr.,
Chairman of the Board of Directors and
Chief Executive Officer
March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG H. STEVENSON, JR.	Chief Executive Officer and Director	March 28, 2003
(Principal Executive Officer)
Craig H. Stevenson, Jr.

/s/ ROBERT BUGBEE	President, Chief Operating Officer and Director	March 28, 2003

Robert Bugbee

/s/ MICHAEL KLEBANOFF	Director	March 28, 2003

Michael Klebanoff

/s/ JAMES N. HOOD	Director	March 28, 2003

James N. Hood

/s/ PHILIP J. SHAPIRO	Director	March 28, 2003

Philip J. Shapiro

/s/ EDWARD SPIEGEL	Director	March 28, 2003

Edward Spiegel

/s/ DONALD C. TRAUSCHT	Director	March 28, 2003

Donald C. Trauscht

/s/ JAMES D. WOODS	Director	March 28, 2003

James D. Woods

/s/ KATHLEEN C. HAINES	Senior Vice President, Chief	March 28, 2003
Financial Officer, Treasurer and
Kathleen C. Haines	Chief Accounting Officer
(Principal Financial and Accounting Officer)

     CERTIFICATION AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig H. Stevenson, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of OMI Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ CRAIG H. STEVENSON, JR.

Craig H. Stevenson, Jr. Chairman of the Board and Chief Executive Officer

     CERTIFICATION AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen C. Haines, certify that:

1.	I have reviewed this annual report on Form 10-K of OMI Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ KATHLEEN C. HAINES

Kathleen C. Haines Senior Vice President, Chief Financial Officer and Treasurer