Form 10-Q
period 2003-03-31
OMI CORP/M I
filed 2003-05-15
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2003:

Common Stock, par value $0.50 per share 76,848,164 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of
	Income (unaudited) for the three months ended
	March 31, 2003 and 2002	3

	Condensed Consolidated Balance Sheets-
	March 31, 2003 (unaudited) and December 31, 2002	4

	Condensed Consolidated Statement of Changes in
	Stockholders' Equity (unaudited) for the three months
	ended March 31, 2003	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the three months ended March 31, 2003 and 2002	6

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risks	37

Item 4.	Controls and Procedures	38

PART II:	OTHER INFORMATION	39

SIGNATURES		40

CERTIFICATIONS		41

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2003	2002

Revenues	$83,785	$44,346

Operating Expenses:
Voyage	12,227	8,011
Vessel	14,706	13,716
Charter hire	5,239	3,628
Depreciation and amortization	12,099	10,148
General and administrative	4,534	3,286
Loss on disposal/writedown of assets-net	3,215	289

Total operating expenses	52,020	39,078

Operating Income	31,765	5,268

Other (Expense) Income:
Gain on disposal of investments	—	103
Interest expense	(6,130)	(5,489)
Interest income	93	188

Net Other Expense	(6,037)	(5,198)

Income before Income Taxes	25,728	70

Benefit for Income Taxes	—	307

Net Income	$25,728	$377

Basic Earnings Per Share	$0.33	$0.01

Diluted Earnings Per Share	$0.33	$0.01

Weighted Average Shares Outstanding:
Basic	76,836	70,248
Diluted	77,036	70,441

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current Assets:
Cash, including cash equivalents:
2003-$25,890; 2002-$38,883	$32,959	$40,890

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $1,705 in 2003 and
$1,255 in 2002	21,233	15,968
Other	2,205	3,380
Current notes receivable	37	37
Current restricted cash	1,000	1,000
Other prepaid expenses and current assets	7,285	7,543
Vessels held for sale	9,555	—

Total Current Assets	74,274	68,818

Vessels and other property, at cost	1,020,002	974,685
Construction in progress	32,524	37,857

Total vessels and other property	1,052,526	1,012,542
Less accumulated depreciation	117,128	109,732

Vessels and other property-net	935,398	902,810

Drydock costs-net of amortization	4,638	6,740
Non-current restricted cash	2,750	3,000
Other assets and deferred charges	9,997	8,253

Total Assets	$1,027,057	$989,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,751	$12,144
Accrued liabilities:
Deferred charter hire revenue	5,330	3,984
Voyage and vessel	2,808	3,090
Interest	2,758	3,501
Other	4,524	3,859
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	13,152	32,602

Total Current Liabilities	40,880	60,737

Long-term debt	509,532	477,959
Other liabilities	6,817	6,459
Deferred gain on sale of vessels	6,255	6,644
Stockholders’ equity	463,573	437,822

Total Liabilities & Stockholders’ Equity	$1,027,057	$989,621

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(IN THOUSANDS)
(UNAUDITED)

					Unearned	Accumulated
					Compensation	Other	Total	Comprehensive
	Common Stock		Capital	Retained	Restricted	Comprehensive	Stockholders'	Income
	Shares	Account	Surplus	Earnings	Stock	Loss	Equity	(Loss)

Balance at January 1, 2003	76,779	$38,390	$321,447	$87,932	$ (3,658)	$ (6,289)	$437,822

Comprehensive Income:
Net income				25,728			25,728	$ 25,728
Derivative losses						(357)	(357)	(357)

Comprehensive income								$ 25,371

Exercise of stock options	64	32	89				121
Amortization of restricted stock					259		259

Balance at March 31, 2003	76,843	$38,422	$321,536	$113,660	$ (3,399)	$ (6,646)	$463,573

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2003	2002

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income	$25,728	$377
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and
other property	12,099	10,148
Loss on disposal/writedown of assets	3,215	289
Gain on disposal of investments	—	(103)
Amortization of deferred gain on sale of vessels	(389)	(243)
Amortization of debt issue costs	559	929
Amortization of restricted stock awards	259	255
Deferred income taxes	—	(307)
Changes in assets and liabilities:
Increase in receivables and other current assets	(4,018)	(146)
Decrease in accounts payable and
accrued liabilities	(407)	(3,136)
Decrease (increase) in other assets and
deferred charges	10	(74)
Other	(4)	95

Net cash provided by operating activities	37,052	8,084

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property	(55,120)	(70,053)
Payments for drydocking	(44)	72
Proceeds from disposition of joint venture	200	—
Proceeds from investments	—	2,339
Escrow of funds	250	249

Net cash used by investing activities	(54,714)	(67,393)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on debt refinanced	—	(49,410)
Proceeds from debt refinanced	—	65,000
Proceeds from issuance of debt	30,699	60,929
Payments on debt	(18,576)	(13,524)
Proceeds from issuance of common stock	121	—
Payments for debt issue costs	(2,513)	(824)

Net cash provided by financing activities	9,731	62,171

Net decrease (increase) in cash and cash equivalents	(7,931)	2,862
Cash and cash equivalents at beginning of year	40,890	17,730

Cash and cash equivalents at end of period	$32,959	$20,592

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Principles of Consolidation

     OMI Corporation (“OMI” or the “Company”), is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and the Securities and Exchange Commissions instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income.

     Newly Issued Accounting Standards — The Financial Accounting Standards Board “FASB” recently issued Statements of Financial Accounting Standards (“SFAS”), which are summarized as follows:

     SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS 149 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. SFAS 149 will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial position or results of operations.

     SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock-Based Compensation,”.

     In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company’s financial position or results of operations.

     Stock-Based Compensation — The Company has elected to account for stock options using the intrinsic value method in accordance with APB Opinion 25. Accordingly, when stock options are granted at fair market value, no compensation expense is recognized for stock options issued under the Company’s stock option plans. The Company records compensation expense for other stock-based compensation awards, such as restricted stock awards, over the vesting periods. The Company has adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS 123, had been applied.

	FOR THE THREE MONTHS
	ENDED MARCH 31,

(in thousands, except per share data)	2003	2002

Net income, as reported	$25,728	$377

Deduct:
Stock based compensation expense determined
by using the fair value method	30	140

Pro forma net income	$25,698	$237

Basic earnings per common share:
Net income per common share, as reported	$0.33	$0.01

Net income per common share, as pro forma	$0.33	$0.00

Diluted earnings per common share:
Net income per common share, as reported	$0.33	$0.01

Net income per common share, as pro forma	$0.33	$0.00

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for both quarters: no dividend yield; expected volatility of 72.5%; risk-free interest rate of 2.71%; and the weighted average expected lives of options for the first quarter 2003 of 3.6 years and 3.9 years for the first quarter 2002. There were no options granted in the first quarter of 2003 or 2002.

Restricted Stock

     As of March 31, 2003, the Company had granted an aggregate of 920,000 shares of restricted stock to certain of its officers, directors and employees (an aggregate of 900,000 shares of restricted stock was granted as of March 31, 2002). The market value of restricted stock awarded totaled an aggregate of approximately $5,201,000 on the respective grant dates and was recorded as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the vesting periods. During the three month periods ended March 31, 2003 and 2002, approximately $259,000 and $255,000, respectively, related to the restricted stock grants were recognized as compensation expense.

Note 2 – Credit Facilities and Loan Agreements

      As of March 31, 2003 the Company’s debt and credit arrangements consisted of the following:

(in thousands)
Loans under bank credit agreements at a margin plus
variable rates of the London Interbank Offering
Rate (“LIBOR”) (1) (2)	$521,999
7.00% Convertible Note due 2004	685

Total	522,684
Less current portion of long-term debt	13,152

Long-term debt	$509,532

(1) Rates at March 31, 2003 ranged from 2.875 percent to 4.8125 percent (including margins).

(2) During the three months ended March 31, 2003, OMI had ten interest rate swaps/FRA’s that fix notional amounts aggregating $335,978,000 of variable rate debt ranging from 1.25% to 4.86% (excluding margins) with maturity dates ranging from December 2003 to October 2005, respectively.

2003 Financing Transactions

     On March 14, 2003, the Company consolidated, amended and restated two loan agreements. The modification resulted in a reducing revolving credit facility in the amount of $245,000,000 (“$245 Facility”), which matures on March 14, 2010. The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is secured by 18 vessels. At March 28, 2003, $222,328,000 was drawn. Upon the disposal of two product carriers in April and May 2003 (contracted for sale in March 2003):

  the facility was reduced by approximately $6,900,000,
  the first 20 quarterly reductions became $4,859,000,
  the next 8 quarterly reductions became $4,130,000, and
  the balloon payment became $107,873,000.

     As of March 31, 2003, the available debt undrawn under all credit facilities was $45,470,000. Currently $55,338,000 of undrawn debt is available.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to cash or working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of March 31, 2003, the Company was in compliance with its covenants.

Note 3 – Financial Instruments

     All derivatives are recognized on the Company’s balance sheet at their fair values. On the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company does not have foreign-currency cash-flow or fair-value hedges (“foreign currency” hedge) or a hedge of a net investment in a foreign operation.

     As of March 31, 2003, the Company had interest rate swaps and Future Rate Agreements (“FRA’s”) to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated and qualify as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest-rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of March 31, 2003, we had thirteen interest rate swaps/FRAs aggregating $400,579,000 (ten of these agreements aggregating $335,978,000 were effective for the three months ended March 31, 2003) before margins on various debt tranches within a range of 1.25% to 4.86% expiring from December 2003 to October 2005. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of March 31, 2003, the Company has recorded a liability of $6,646,000 related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

Note 4 – Earnings Per Common Share

   The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share are as follows:

	FOR THE THREE MONTHS
	ENDED MARCH 31,

(in thousands, except per share amounts)	2003	2002

Basic earnings per share:
Weighted average common shares
outstanding	76,836	70,248

Diluted earnings per share:
Weighted average common shares
outstanding	76,836	70,248
Options	200	193
7% Convertible notes	—	—

Weighted average common shares
Outstanding-diluted	77,036	70,441

Basic earnings per share:
Net income	$0.33	$0.01

Diluted earnings per share:
Net income	$0.33	$0.01

   The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002 because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 5 - Supplemental Cash Flow Information

     During the three months ended March 31, 2003 and 2002 interest paid totaled approximately $6,624,000 and $5,640,000, respectively.

     During March 2002, OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000.

Note 6 – Acquisitions

     During January and March 2003, OMI took delivery of two handymax product carriers contracted from the same shipyard. Total capitalized costs for both vessels aggregated approximately $60,217,000 ($41,329,000 of cash was paid in 2003). These vessels also were partially financed under the $348 Facility (see Note 2) and began three-year time charters upon delivery.

Note 7 – Disposal of Vessels

   In March 2003, OMI contracted to sell two 1984 built single-hull product carriers for an aggregate of approximately $9,550,000, one of which was delivered in April 2003, and the other was delivered in May 2003. As of March 31, 2003, a loss of $3,215,000 was recorded to the Condensed Consolidated Statements of Income resulting from the writedown of the vessels contracted for sale to their net realizable values.

Note 8 - Financial Information Relating to Segments

   The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

   Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and “dirty” products. The current fleet includes four sizes of vessels; Suezmax, ULCC, Panamax and handysize.

   Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes two sizes of vessels, handymax and handysize vessels.

     The following is a summary of the operations by major operating segments for the three months ended March 31, 2003 and March 31, 2002:

	FOR THE THREE MONTHS
	ENDED MARCH 31,

(in thousands)	2003	2002

Total Revenues:
Crude Oil Tanker Fleet	$50,956	$19,696
Product Carrier Fleet	32,741	24,650
Other	88	—

Total	$83,785	$44,346

Time Charter Equivalent Revenues:(1)
Crude Oil Tanker Fleet	$42,058	13,730
Product Carrier Fleet	29,412	22,605
Other	—	—

Total	$71,470	$36,335

Income (loss) before income taxes:
Crude Oil Tanker Fleet	$23,514	$(2,171)
Product Carrier Fleet(2)	5,956	5,054
General and administrative expense
not allocated to vessels	(3,230)	(2,326)
Other	(512)	(487)

Total	$25,728	$70

(1)	The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

The following is a reconciliation of TCE revenue for the three months ended March 31, 2003:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage Revenues	$50,956	$32,741	$83,697
Voyage Expenses	8,898	3,329	12,227

TCE Revenue	$42,058	$29,412	$71,470

The following is a reconciliation of TCE revenue for the three months ended March 31, 2002:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage Revenues	$19,696	$24,650	$44,346
Voyage Expenses	5,966	2,045	8,011

TCE Revenue	$13,730	$22,605	$36,335

(2)	Operating income includes Loss on disposal/writedown of assets-net of $3,215,000 and $289,000 for the three months ended March 31, 2003 and March 31, 2002, respectively.

   During the three months ended March 31, 2003 and 2002, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

Note 9 - Other Commitments and Contingencies

Contracts to Purchase Vessels

   OMI had commitments to purchase five product carriers which were under construction as of March 31, 2003, all of which begin five year time charters upon delivery. One Panamax vessel, the OTTAWA was delivered in April 2003. The OTTAWA’s sistership is expected to be delivered in July 2003. Three handysize product carriers are expected to be delivered in April, July and October 2004. Construction and delivery payments in the three remaining quarters of 2003 aggregate approximately $58,990,000 and approximately $67,536,000 in aggregate will be paid in 2004. We anticipate that bank financing will provide most of the amounts to be paid.

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

   We own, or charter in a fleet of 37 vessels (see Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and aviation fuel) from refineries to distribution areas. Our fleet comprises 23 product carriers and 14 crude oil tankers, including eight Suezmax tankers. Assuming no other acquisitions or dispositions, once we take delivery of the four additional vessels on order, and one time charter terminates, 29 of our 40 vessels will be double-hulled.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market improvement which began last fall continued in the first quarter of 2003, and the average TCE for Suezmax tankers in the West Africa to U.S. trade was more than 60% higher than the preceding quarter, about triple the rate prevailing at the same quarter a year ago and the highest level since late 2000. The crude tanker market improvement has been the result of several factors which more than offset an increase in the world tanker fleet – higher world oil demand due to improvement in world economic activity, colder than normal winter in the Northern Hemisphere at a time of very low oil inventory levels, continuous problems with Japan’s nuclear power plants, and higher long-haul Middle East OPEC production to replace the anticipated loss of Iraqi oil production as well as to cover the shortfall of oil production in Venezuela and Nigeria. Freight rates in the crude oil tanker market have softened thus far in the second quarter, but are still seasonally at high levels.

Note: As at 3/31/03
Source: Clarkson Research Studies, London. PIRA Energy Group

     The average OPEC oil production in the first quarter 2003 totaled about 26.8 million barrels a day (“b/d ”), up 1.55 million b/d compared to the same period last year. At the same time, the average oil output by the long-haul Middle East OPEC producers totaled about 19.9 million b/d, 2.5 million b/d more compared to the same time a year ago and 1.0 million b/d more than the production in the proceeding quarter. It is likely that the long-haul OPEC countries will continue to produce more oil in the foreseeable future compared to a year ago, affecting positively the demand for tankers, since oil production in Venezuela and Nigeria is expected to be somewhat diminished for a while, at a time of persistent low commercial oil inventories in the United States, Western Europe and Japan.

     The world tanker fleet totaled 286.5 million dwt at the end of the first quarter 2003, up by about 7.0 million dwt or 2.5% from the year-end 2002 level. The tanker orderbook totaled about 64.9 million dwt, or 22.7% of the existing fleet at the end of March 2003. Approximately 23.3 million dwt are for delivery in the balance of 2003, 24.0 million dwt in 2004 and most of the balance in 2005. The tanker orderbook includes 57 Suezmaxes aggregating approximately 8.9 million dwt or 24.3% of the existing internationally trading Suezmax tanker fleet.

     At the end of the first quarter 2003, approximately 58.2 million dwt or 20.3% of the total tanker fleet were 20 or more years old, including 28.8 million dwt or 10.1% of the fleet, which were 25 or more years old. Furthermore, 26 Suezmaxes were 20 or more years old, including 17 Suezmaxes, which were 25 or more years old.

     Tanker sales for scrap and for Floating Storage Offloading (FPSO) conversion have totaled about 6.2 million dwt thus far in 2003, with a substantial amount sold for scrap in the first week of May. These tanker scrappings include four Suezmaxes and 12 VLCCs. Tanker scrappings are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

     As a result of the recent sinking off Spain of the 26 year old Aframax tanker PRESTIGE and the extensive pollution of a substantial portion of the Spanish coast, the Council of the European Union (the “Council”) has agreed on proposals to ban from European ports single hull tankers carrying heavy fuel oil, heavy crude oil, bitumen and tar. Furthermore, the Council has agreed to accelerate the phase-out of single-hull tankers prior to the timetable set forth in the April 2001 IMO regulation. This means that single hull crude tankers of 20,000 dwt or more and single hull product tankers of 30,000 dwt or more without segregated ballast tanks will be banned from European Union (EU) ports when they are 23 years old, beginning in 2003, or in 2005 at the latest, and all single-hulled tankers will be banned from EU trades by 2010. In addition, tankers with only double sides or double bottoms will be allowed to operate in European ports after 2010 but not beyond the anniversary of the date of delivery of the ship in 2015 or the date on which the vessel reaches 25 years, whichever is the earlier date. At the end of 2002, there were 134.4 million dwt tankers, or 48% of the total tanker fleet, which would be affected. Finally, the Council has agreed that all single-hull tankers shall comply with the Condition Assessment Scheme (CAS) from the age of 15 years, beginning in 2005. The CAS will be carried out every two and a half years through stringent inspections specifically developed to detect structural weaknesses of tankers. These proposals are expected to be approved by the European Parliament and be adopted immediately upon their approval early in the summer this year.

Product Tanker Overview

     The product tanker market improvement which began in the last two months of last year continued in the first quarter of 2003 and the average TCE for handysize product tankers in the Caribbean was more than 60% higher than the preceding quarter as well as the same time a year ago. The improvement was the result of a colder than normal winter with an increased movement of heating oil as well as only a gradual return of Venezuelan oil product exports, notwithstanding a substantial increase of the world product tanker fleet. Freight rates in the product tanker market have softened thus far in the second quarter, but remain seasonally at high levels.

     The world product tanker fleet totaled about 50.4 million dwt at the end of the first quarter 2003, up by about 3.1% from the year-end 2002 level. The product tanker orderbook for delivery over the next few years totals about 18.9 million dwt, or about 37.5% of the existing product tanker fleet at the end of March 2003. Approximately 5.8 million dwt are for delivery in the balance of 2003, 8.0 million dwt in 2004 and most of the balance in 2005. At the end of March 2003, 12.6 million dwt or 25% of the existing fleet were 20 or more years old. It seems that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next few years, unless scrappings accelerate.

     In the short term, the tanker market would be affected by the normally low oil demand in the second quarter, and by developments in the Middle East. For the balance of 2003, higher world oil demand in the second half of the year, as is usually the case, combined with low commercial oil inventories in the U.S., Western Europe and Japan and the likelihood of the stricter tanker regulations in the European Union, which are expected to accelerate the phase out of single hull tankers beginning early next summer, would support the tanker market. However, given the high tanker orderbook for delivery this year, the level of tanker rates will depend on the level of world economic activity and the oil demand growth as well as the level of tanker scrappings.

Note: As of End of March Each Year
Source: PIRA Energy Group

RECENT ACTIVITIES

Highlighted below are our most recent 2003 activities:

  During April 2003, we took delivery of a Panamax newbuilding that began a five-year time charter to a major oil company upon delivery.
  In January and March 2003, we ordered two 37,000 deadweight metric tons (“dwt”) ice class 1A product carriers to be delivered in July and October 2004. These two vessels and the sistership ordered in December 2002 will begin five-year time charters upon delivery.
  During January and March 2003, we took delivery of two product carrier newbuildings which immediately began three-year time charters.
  During March 2003, we agreed to sell two 1984-built single-hull product carriers, delivered to the buyer in April and May of 2003.

OMI’s Fleet

   OMI’s fleet currently comprises 37 vessels (excluding the two product carriers contracted for sale in the first quarter 2003 and delivered in the second quarter) aggregating approximately 2.8 million dwt, consisting of eight Suezmaxes (including two chartered-in vessels), three Panamax tankers carrying crude oil, one Panamax product carrier delivered in May 2003, 22 handysize and handymax product carriers (including one chartered-in vessel), two handysize crude oil tankers and one ultra large crude carrier (“ULCC”).

	Number
	of Vessels	dwt

Crude Oil Fleet:

1998-2002 built Suezmax vessels (1)	8	1,265,873
1986 built ULCC	1	322,466
1980’s built Panamax vessels	3	198,244
1993 built crude tankers	2	72,707

Total	14	1,859,290

	Number
	of Vessels	dwt

Product Carrier (“Clean”) Fleet:

1999-2002 built handysize product	10	363,194
2000-2003 built handymax product	6	282,216
1988-1991 built handysize product	5	149,989
2003 built Panamax vessel	1	70,297
1995 built handymax product (2)	1	45,693

Total	23	911,389

Total Fleet	37	2,770,679

(1)	Two Suezmax vessels are chartered-in; the OLIVER JACOB charter expires June 2010 and the MAX JACOB charter expires December 2006.

(2)	The JAG PRATAP charter expires October 2003.

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
  Younger, well maintained fleets generally have higher utilization that is less waiting time between voyages.
  Maintaining a modern fleet is central to our strategy of seeking long-term charters to provide cash flow stability.

   OMI has the following vessels under construction (after the delivery of the Panamax vessel in April 2003):

		Date To
	Type of	Be		Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

TAMAR	Panamax	Jul-03	70,100	Jul-08
LOIRE	Handysize	Apr-04	37,000	Apr-09
GARONNE	Handysize	Jul-04	37,000	Jul-09
TO BE NAMED	Handysize	Oct-04	37,000	Oct-09

			181,100

Consolidated Results

OMI’s net income was $25.7 million or $0.33 basic and diluted earnings per share (“EPS”) for the first quarter 2003 compared to net income of $0.4 million or $0.01 basic and diluted EPS for the first quarter of 2002.

Results of Operations

     The following table summarizes OMI’s Consolidated Results of Operations by our two major operating fleets, crude oil and product carrier.

Consolidated Results of Operations
		Product
For the three months	Crude Oil	Carrier	Other
ended March 31, 2003	Fleet	Fleet	(1)	Consolidated

Voyage revenues	$51.0	$32.7	—	$83.7
Voyage expenses	8.9	3.3	—	12.2

Time charter equivalent revenue	42.1	29.4	—	71.5
Other revenue	—	—	$0.1	0.1
Vessel expense	5.7	9.1	—	14.8
Charter hire expense	4.4	1.2	(0.4)	5.2
Depreciation and amortization	5.9	6.1	0.1	12.1

Vessel operating income	26.1	13.0	0.4	39.5
Other operating expenses:
General and administrative
expenses	0.6	0.7	3.2	4.5
Loss on disposal/writedown
of assets	—	3.2	—	3.2

Operating income (loss)	$25.5	$9.1	$(2.8)	$31.8

  (1) Other represents unallocated corporate amounts and adjustments relating to vessels that have been sold or redelivered to owners.
Consolidated Results of Operations
		Product
For the three months	Crude Oil	Carrier	Other
ended March 31, 2002	Fleet	Fleet	(1)	Consolidated

Voyage revenues	$19.7	$24.6	—	$44.3
Voyage expenses	6.0	2.0	—	8.0

Time charter equivalent revenue	13.7	22.6	—	36.3
Vessel expense	5.6	8.1	—	13.7
Charter hire expense	3.6	—	—	3.6
Depreciation and amortization	4.5	5.6	—	10.1

Vessel operating income	—	8.9	—	8.9
Other operating expenses:
General and administrative
expenses	0.3	0.6	2.4	3.3
Loss on disposal/writedown
of assets	—	0.3	—	0.3

Operating income (loss)	$(0.3)	$8.0	$(2.4)	$5.3

(1) Other represents unallocated corporate amounts.

Time Charter Equivalent Revenue (“TCE”)

     Consistent with industry practice, we use time charter equivalent (“TCE”) revenue which comprises time charter revenue (“TC revenue”) and voyage revenue less voyage expenses from vessels operating in the spot market, as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

   The Company earned TCE revenue of $71.5 million for the three months ended March 31, 2003. During the first quarter 2003, 34 percent or $24.1 million of OMI’s TCE revenue was earned by vessels operating on long-term time charters ($21.2 million by the Product Carrier or Clean Fleet and $2.9 million by the Crude Oil Fleet). The percent of TC revenue to total TCE revenue declined from the fourth quarter 2002 percentage of 46 percent ($22.4 million) because TCE revenue earned by vessels operating in the spot market was higher; however, there was $1.7 million more earnings from TC revenue during the first quarter 2003 compared to the fourth quarter 2002.

(in millions)	First	First		First	Fourth	2003
	Quarter	Quarter	2003	Quarter	Quarter	Increase
TC Revenue	2003	2002	Increase	2003	2002	(Decrease)

Crude Oil Fleet	$2.9	$2.9	$—	$2.9	$3.1	$(0.2)
Product Carrier Fleet	21.2	17.8	3.4	21.2	19.3	1.9

Total	$24.1	$20.7	$3.4	$24.1	$22.4	$1.7

Percent of TC Revenue to
total TCE revenue	34%	57%		34%	46%

   During the first quarter of 2003, TCE rates for OMI’s Suezmax fleet and product carrier fleet showed significant improvement over the comparable first quarter of 2002 and the previous quarter average spot rates. There was an increase of 77 percent or $20.7 million in TCE revenue earned in the spot market during the first quarter 2003 compared to the fourth quarter 2002 and an over 200 percent increase or $31.8 million earned in the spot market in the first quarter 2003 compared to the first quarter 2002. Improvements in the crude tanker fleet operating on spot from higher spot rates in late 2002 and 2003 were the result of several factors, including higher world oil demand due to improvement in world economic activity and a colder than normal winter in the Northern Hemisphere at a time of very low oil inventory levels (see Market Overview section for more details). Other TCE revenue was $0.1 million during the first quarter 2003. The following table reflects the improvement in average daily TCE rates earned in the spot market during the first quarter 2003 as compared to 2002:

	First	First		First	Fourth
Major Vessel	Quarter	Quarter	%	Quarter	Quarter
Categories on Spot	2003	2002	Change	2003	2002	Change

Suezmax Tankers	$45,222	$14,821	205%	$45,222	$24,878	82%

Product Carriers	$13,265	$7,806	70%	$13,265	$8,602	54%

     Our business strategy is to blend long-term contract revenue at attractive rates with the ability to capture earnings upswings in rising spot markets with the Suezmax tanker fleet, certain of our product carriers, Panamaxes, ULCC and from profit sharing arrangements (currently for five of the product carriers on time charter). Currently 21 vessels of our 37 vessels operate on time charters. However, the majority of our tonnage, including all of our Suezmaxes, operates in the spot market. All of our profit sharing contracts have a floor rate and profit sharing without a cap. In 2004, three more vessels with profit sharing arrangements will be delivered. These profit sharing arrangements enable us to take advantage of upturns in the markets while protecting our downside. The contracted time charter revenue schedule below does not include any profit sharing in the future periods; however, profit sharing of $1.5 million recorded for one vessel during the quarter ended March 31, 2003 and $4.4 million for profit sharing earned by five vessels is included for 2002. Projected requirements for off hire relating to drydock are included. The following reflects our contracted TC revenue through 2007.

(a)	Number of vessels at the end of each year.
(b)	During 2003, one time charter terminates and four newbuildings begin time charters.
(c)	24 vessels operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 10 vessels complete time charter contracts during the year.
(d)	14 vessels operate on time charters during 2005; assuming no extensions, 5 vessels complete time charters.
(e)	9 vessels operate on time charters during 2006; assuming no extensions, 4 vessels complete time charters.
(f)	Two of the vessels will complete the time charters in 2008 and three will complete time charters in 2009.

Note: TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. We intend to time charter nine of the vessels, which have time charters expiring in 2004 at opportunistic times when attractive rates are available.

Vessel Expense and Charter Hire Expense

     Vessel expenses and charter hire expense increased $2.6 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Vessel expenses increased $1.0 million primarily from additional vessel costs for the vessels acquired and charter hire expense increased by $1.6 million during the three months ended March 31, 2003 compared to the same period in 2002. The increase in charter hire expense resulted from a product carrier chartered in during October 2002, in addition to increased charter hire expense for the vessel chartered-in during June 2002 after the sale leaseback. Depreciation and amortization expense increased $1.9 million during the three months ended March 31, 2003 because of the acquisition of vessels and amortization for drydock expense for drydocks performed in 2002.

     Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

     Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We locked in rates with modest increases for most of our hull and machinery coverage (i.e., asset insurance), and protection and indemnity coverage (liability insurance provided by “P&I Clubs”) with multi-year contracts, which also cover the new vessels that we have on order. However, one of OMI’s P&I Clubs, which is a mutual indemnity provider, assessed its member’s additional amounts for several past years due to their current financial needs resulting from the current poor investment markets and an increased level of claims. Certain other insurances, such as basic war risk, also increased. War risk amounts based on voyages into designated war risk areas are for the account of the charterer’s.

     OMI’s vessels are technically managed (excluding insurance provided for vessels, which is managed directly by OMI) by a wholly owned subsidiary, OMI Marine Services LLC (“OMS”), located at offices in Stamford, Connecticut and Houston, Texas. OMS subcontracts several of the day-to-day operations to Orinoco Marine Consultancy India Private Limited (“OMCI”), located in Mumbai, India (not a related party to OMI or any of its subsidiaries). OMCI is primarily responsible for the crewing, general maintenance and repairs, and the stocking of supplies on vessels.

     Under the direction of OMS, OMCI purchases stores and spares for all vessels that they manage (OMCI manages all of OMI’s owned vessels with the exception of the two handysize crude oil tankers). The purchases are requisitioned and are entered into a shared system that can be viewed by the ship, OMS and OMCI. OMS approves invoices and OMI reimburses OMS for such purchases. OMS is also responsible for the drydocking of the vessels, including scheduling the drydocks and obtaining bids. OMI is kept apprised of all drydocking schedules and approves all related costs. The agreed amount is paid by OMI. OMCI also provides crew management services for a set management fee per vessel. OMI advances funds to OMCI for expenditures including crew wages, benefits, training, crew travel and airfare, salary, office and other expense of the technical staff of OMCI, allotments, union payments, and other expenditures covered under the process of Advances to Masters (which includes cash reserve on board, cash for bonded stores and provisions purchases and other items).

SEGMENT INFORMATION-DETAILED OPERATING RESULTS

Comparative First Quarter 2003 Versus 2002 Results

     TCE revenue of $71.5 million increased $35.2 million for the three months ended March 31, 2003 from $36.3 million earned for the three months ended March 31, 2002. The total fleet net increase in operating or TCE revenue earning days was 391 days, 213 days for the Clean Fleet and 178 days for the Crude Oil Fleet.

Crude Oil Tanker Fleet

   Vessel Operating income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, increased $26.2 million for the three months ended March 31, 2003. The net increase in Vessel Operating Income during the first quarter 2003 was primarily attributable to an increase in the Suezmax and Panamax TCE revenue resulting from improved spot rates in addition to increased earnings for the two Suezmaxes delivered in September and October 2002.

BREAKDOWN BY FLEET

In thousands, except daily rates & expenses, number of vessels and TCE revenue days

	FOR THE THREE MONTHS ENDED MARCH 31,
		(Unaudited)
			Net
	2003	2002	Change

CRUDE OIL FLEET:
Suezmaxes:
TCE Revenue	$32,469	$8,005	$24,464

Vessel Expenses	2,772	2,391	381
Charter Hire Expense	4,405	3,628	777
Depreciation and Amortization	3,262	2,131	1,131

Vessel Operating Income (Loss)	$22,030	$(145)	$22,175

Average daily TCE (Spot)	$45,222	$14,821	$30,401
Average daily vessel expense	$5,133	$5,313	$(180)

Average number of vessels for the
period (1)*	8	6	2
Number of TCE revenue days (Spot) (2)	718	540	178

ULCC:
TCE Revenue	$1,363	$(288)	$1,651

Vessel Expenses (3)	486	777	(291)
Depreciation and Amortization	502	472	30

Vessel Operating Income (Loss)	$375	$(1,537)	$1,912

Average daily TCE	$15,149	$(3,201)	$18,350
Average daily vessel expense (3)	$5,400	$8,633	$(3,233)

Average number of vessels for the period	1	1	—
Number of TCE revenue days	90	90	—

Panamaxes:
TCE Revenue	$5,408	$3,124	$2,284

Vessel Expenses	1,818	1,899	(81)
Depreciation and Amortization	1,419	1,174	245

Vessel Operating Income	$2,171	$51	$2,120

BREAKDOWN BY FLEET

In thousands, except daily rates & expenses, number of vessels and TCE revenue days

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	(Unaudited)
			Net
Panamaxes:	2003	2002	Change

Average daily TCE	$20,030	$11,570	$8,460
Average daily vessel expense	$6,733	$7,033	$(300)

Average number of vessels for the period	3	3	—
Number of TCE revenue days	270	270	—

Handysize Crude Oil Carriers-on time charter:
TCE Revenue	$2,890	$2,882	$8

Vessel Expenses	617	554	63
Depreciation and Amortization	714	714	—

Vessel Operating Income	$1,559	$1,614	$(55)

Average daily TCE	$16,013	$16,011	$2
Average daily vessel expense	$3,428	$3,078	$350

Average number of vessels for the period	2	2	—
Number of TCE revenue days	180	180	—

Total Crude Fleet Operating Income (Loss)	$26,135	$(17)	$26,152

*Includes two vessels chartered-in during the 2003 and 2002 periods shown.

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1)	In June 2002, a Suezmax vessel previously chartered-in was purchased, and sold in a sale leaseback transaction. The vessel was chartered-in as an operating lease.
(2)	In September and October 2002, two Suezmax newbuildings were delivered.
(3)	Vessel expenses were lower during the first quarter 2003 compared to the first quarter 2002 primarily because of the timing of Stores and Maintenance and repair expenses in comparison to the 2002 first quarter.
Fluctuations in each of the crude oil tanker groups were as follows:
     Suezmaxes: The increase in Vessel Operating Income of $22.2 million and TCE revenues of $24.5 million for this group was primarily the result of significant improvement in charter rates for our Suezmax vessels operating in the spot market (see Market Overview) coupled with 180 more operating days for the two Suezmax newbuildings delivered in the last half of 2002.

     Charter hire expense increased $0.8 million for the three months ended March 31, 2003 relating to the sale and leaseback of one vessel that began a new lease in June 2002. Depreciation and amortization expense increased $1.1 million for the two vessels acquired in the second half of 2002.

     ULCC: The increase of $1.9 million in Vessel operating income and $1.7 million in TCE revenues resulted from revenue earned from a short-term time charter that terminated in April 2003 compared to the first quarter 2002, when the vessel was operating in the spot market and experienced a significant amount of unemployment. Decreases in vessel expense during the first quarter of 2003 compared to the same quarter in

2002 are due to more routine maintenance performed on the vessel during its periods of unemployment in 2002 compared to 2003. Other fluctuations in vessel expenses from quarter to quarter are attributed to timing of various stores and maintenance and repair expenses.

   Panamaxes: The increase of $2.1 million in Vessel Operating Income and $2.3 million in TCE revenues is attributable to an improvement in charter rates for the three months ended March 31, 2003 compared to the same period in 2002. Fluctuations in vessel expenses from quarter to quarter are attributable to timing of various stores and maintenance and repair expenses.

    Handysize Crude Oil Carriers on Time Charter: There were no material fluctuations in revenue or expenses for these time chartered vessels during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Product Carriers Results Of Operations

      Vessel Operating Income increased $4.1 million for the three months ended March 31, 2003 over the comparable three months ended March 31, 2002. The increase in Vessel Operating Income for the 2003 first quarter was attributable to the increase of $2.2 million for vessels operating in the spot market and the increase of $1.9 million for the product carriers operating on time charters (including the increase in profit sharing earned by one vessel in the first quarter 2003 over the 2002 period).

BREAKDOWN BY FLEET

In thousands, except daily rates & expenses, number of vessels and TCE revenue days

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	(Unaudited)
			Net
	2003	2002	Change

CLEAN FLEET:
Products-on spot:
TCE Revenue	$8,205	$4,789	$3,416

Vessel Expenses	2,942	2,958	(16)
Charter Hire Expense	1,242	—	1,242
Depreciation and Amortization	1,608	1,653	(45)

Vessel Operating Income	$2,413	$178	$2,235

Average daily TCE	$13,265	$7,806	$5,459
Average daily vessel expense	$5,448	$4,825	$623

Average number of vessels for the
period (1) (2)*	7	6.8	0.2
Number of TCE revenue days	620	613	7

Products-on time charter:
TCE Revenue (3)	$21,207	$17,815	$3,392

Vessel Expenses	6,111	5,155	956
Depreciation and Amortization	4,499	3,917	582

Vessel Operating Income	$10,597	$8,743	$1,854

Average daily TCE (3)	$15,200	$14,907	$293
Average daily vessel expense	$4,367	$4,317	$49

Average number of vessels for the
period (4)	15.6	13.3	2.3
Number of TCE revenue days	1,400	1,194	206

Total Clean Fleet Operating Income	$13,010	$8,921	$4,089

*Includes one vessel chartered-in during 2003.

Note: Average daily operating expenses are computed using the number of days in the period which OMI owned or bareboat chartered the vessel. Number of operating days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

(1)	A vessel was sold in April 2002.
(2)	A vessel was chartered-in during October 2002 for a one year period.
(3)	During the first quarter 2003, OMI recognized profit sharing of approximately $1.5 million compared to $1.3 million for the first quarter 2002.
(4)	In January and March 2003, two handymax product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

   Fluctuations in each of the product carrier groups were as follows:

     Products–on spot: This group had an increase of $2.2 million in Vessel Operating Income, consisting of an increase of $3.4 million in TCE revenues and a $1.2 million increase in charter hire expenses. Increases in TCE revenue were due to higher spot rates for vessels operating in both the first quarter of 2003 and 2002, in addition to revenue earned by a vessel chartered-in during October 2002, which had an average TCE rate of $16,862 during the first quarter 2003. The increase in charter hire expense in 2003 is also the result of the vessel chartered-in during late 2002.

     Products–on time charter: Vessel Operating Income increased $1.9 million (TCE revenues increased $3.4 million and vessel expenses increased $1.0 million). The increase in TCE revenue was the result of 206 more operating days from three newbuilding vessels delivered during the first quarter of 2002 and two vessels delivered during the first quarter of 2003. Profit sharing for one vessel was incrementally higher in 2003 than in 2002 reflecting better rates in the marketplace.

   Five vessels with long-term time charters have flat time charter rates with profit sharing agreements (50% profit sharing above the flat rate). OMI recognized profit sharing of approximately $1.5 million during the first quarter of 2003 compared to $1.3 million for the first quarter 2002.

     In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, OMI recognizes the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue until the threshold is reached.

Other Operating Expenses

     The Company’s operating expenses, other than vessel, voyage, charter hire expenses and depreciation and amortization, are general and administrative (“G&A”) expenses and loss on disposal/write down of assets-net. These expenses increased by $4.1 million to $7.7 million for the three months ended March 31, 2003 compared to the same period in 2002. The increases were primarily attributable to the following:

     General and administrative—G & A increased $1.2 million for the three months ended March 31, 2003 compared to the same period in 2002. The increases were due primarily to additional expenses as a result of a larger fleet in 2003. We also anticipate G & A expense to be higher in 2003 because of the additional expense related to implementing the requirements to be compliant with the Sarbanes-Oxley Act of 2002.

     Loss on disposal / writedown of assets-net- For the three months ended March 31, 2003; a loss of $3.2 million was recorded resulting from the writedown of two 1984 built product carriers contracted for sale to their net realizable values. One vessel was delivered to owners in April 2003 and the other was delivered in May 2003. For the three months ended March 31, 2002, a net loss of $0.3 million was recorded primarily from the sale of a 1988 product carrier in April 2002.

Other (Expense) Income

     Other (expense) income consists of gain on disposal of investments, interest expense and interest income. Net other expense increased by $0.8 million from $5.2 million during the three months ended March 31, 2002 to $6.0 million for the three months ended March 31, 2003.

     During the three months ended March 31, 2002, OMI recorded a gain on disposal of investments aggregating $0.1 million relating to the sale of a marketable security.

   Interest expense during the three months ended March 31, 2003 increased $0.6 million compared to the three months ended March 31, 2002. The net increase was primarily due to interest expense related to the financing for vessel acquisitions, see breakdown below. The average outstanding debt for the first quarter 2003 of $503.5 million was $52.7 million higher than the first quarter 2002 average debt balance of $450.8 million due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels.

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2003	2002	Change

(in millions)
(Unaudited)

Interest before Swaps, Capitalized
Interest & Amortization of debt
issue costs	$5.0	$4.2	$0.8

Impact of Swaps	1.0	1.2	(0.2)

Capitalized Interest	(0.5)	(0.9)	0.4

Amortization of Debt Issue Costs	0.6	0.9	(0.3)

Interest Expense	$6.1	$5.4	$0.7

   Interest income decreased $0.1 million during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease was primarily due to average lower rates on cash equivalents and lower Notes receivable balances in 2003.

Income Tax Benefit

     The income tax benefit of $0.3 million for the three months ended March 31, 2002, represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

Balance Sheet

   At March 31, 2003, Accumulated other comprehensive loss was increased by $0.3 million to reflect the fair value of interest rate swaps and future rate agreements (“FRAs”) to $6.6 million (see Financing Activities).

     During the period ended March 31, 2003, changes in Vessels and other property-net were as follows:

  Vessels and other property increased a net of $45.3 million; $60.2 million was from the reclassification from construction in progress and the final payment for the delivery of two product carrier newbuildings the MOSELLE and ROSETTA. The increase was offset by a decrease of $15.1 million for the reclassification of two product carriers held for sale. Other increases were capital expenditures for vessels owned.
  Construction in progress decreased a net of $5.3 million; $18.9 million was from the reclassification of construction payments for the MOSELLE and ROSETTA upon delivery to Vessels. The decrease was offset by increases of $13.0 million primary for four construction installment payments and $0.5 million increase for capitalized interest.
  Accumulated depreciation increased a net of $7.4 million from the balance at March 31, 2002. Depreciation and amortization for the three months ended March 31, 2003 was $12.1 million (including $1.2 million for amortization of drydock expense). Accumulated depreciation was reduced by $3.5 million for the adjustment recording the two product carriers to Vessels held for sale.

   The two 1984-built product carriers were classified on the March 31, 2003 balance sheet as Vessels held for sale at their net realizable values aggregating $9.6 million. A loss relating to this transaction of $3.2 million was recorded to the Condensed Consolidated Statement of Income for the three months ended March 31, 2003.

   Current portion of long-term debt was reduced by $19.5 million at March 31, 2003. The reduction resulted primarily from the amended and restated loan facility which consolidated two facilities that were in place at December 31, 2002 (see Financing Activities). Since OMI did not borrow all funds available under the new facility, quarterly future payments are not currently required unless the facility is fully drawn.

Liquidity and Capital Resources

Cash Flows

   Cash and cash equivalents of $33.0 million at March 31, 2003 decreased $7.9 million from cash and cash equivalents of $40.9 million at December 31, 2002. The Company’s working capital increased by $25.4 million between March 31, 2003 and December 31, 2002 to $33.4 million at March 31, 2003. Current assets increased $5.5 million resulting from various fluctuations including the increase in Vessels held for sale of $9.6 million at March 31, 2003. Current liabilities increased $19.9 million at March 31, 2003, primarily because of the reduction in current portion of long-term debt of $19.5 million discussed above in the Balance Sheet section.

   The following were the net changes in Operating, Investing and Financing Activities for the periods presented:

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2003	2002	Change

Condensed Cash Flows
(in millions)
(Unaudited)

Operating Activities	$37.1	$8.1	$29.0

Investing Activities	(54.7)	(67.4)	12.7

Financing Activities	9.7	62.2	(52.5)

Net (Decrease) Increase in Cash and
Cash Equivalents	(7.9)	2.9	(10.8)

Cash and Cash Equivalents at the
Beginning of the Year	40.9	17.7	23.2

Cash and Cash Equivalents at the
End of the Period	$33.0	$20.6	$12.4

Operating Activities

   Net cash provided by operating activities increased $29.0 million to $37.1 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $8.1 million for the three months ended March 31, 2002 (see Results of Operations and Segment Information sections).

     As of March 31, 2003, the available debt undrawn under all credit facilities was $45.5 million. Currently, $55.3 million of undrawn debt is available. The Company’s debt to total capitalization (total debt plus stockholders’ equity) at March 31, 2003 was 53 percent and net debt to total capitalization was 52 percent (net debt is total debt less cash and cash equivalents and net capitalization is total debt plus stockholders’ equity less cash and cash equivalents). The Company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

Investing Activities

     Cash used by investing activities was $54.7 million for the three months ended March 31, 2003, compared to cash used by investing activities of $67.4 million for the three months ended March 31, 2002. During 2003, $55.1 million was used for the additions to vessels (see Balance Sheet section):

  $41.3 million was used for the purchase of two product carriers delivered during the first quarter,
  $13.0 million was paid for vessels under construction, and
  $0.8 million was used for capital expenditures for improvements to existing vessels and capitalized interest

     Cash was used during the three months ended March 31, 2002 primarily for additions to vessels of $70.1 million:

  $64.9 million was used for the purchase of three product carriers,

  $3.0 million installment payments for vessels under construction, and
  $2.1 million for capital expenditures for improvements to existing vessels and capitalized interest

     During the quarter ended March 31, 2003, we contracted to sell two product carriers (proceeds from dispositions aggregating approximately $9.6 million were received in the second quarter upon delivery of the vessels to the buyer), increased availability on lines of credit, and reduced amortization on existing lines giving us flexibility to withstand weak tanker markets and improve liquidity.

Financing Activities

     Cash provided by financing activities was $9.7 million for the three months ended March 31, 2003, compared to cash provided by financing activities of $62.2 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, there was $18.7 million in principal payments ($8.6 million were scheduled payments and $10.0 million was an unscheduled payment on a revolving line of credit) and there was $30.7 million in proceeds from the issuance of debt for the purchase of two vessels and construction in progress payments.

     During the quarter ended March 31, 2002, we made $62.9 million in principal payments ($13.5 million were scheduled payments and $49.4 million were unscheduled payments for two vessels that were refinanced under a new credit facility in March 2002) and $125.9 million in proceeds from the issuance of debt: $60.9 million for the purchase of three vessels and $65.0 million drawn down on the new credit facility.

     At March 31, 2003, OMI had $522.7 million in debt outstanding. The following describes changes to the Company’s debt facilities during the three months ended March 31, 2003:

2003 Financing Transactions

     On March 14, 2003, the Company consolidated, amended and restated two loans. The modification resulted in a reducing revolving credit facility in the amount of $245.0 million (“$245 Facility”), which matures on March 14, 2010. The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is secured by 18 vessels. Upon the disposal of the two product carriers in the second quarter of 2003:

  the facility was reduced by approximately $6.9 million,
  the first 20 quarterly reductions became $4.9 million,
  the next 8 quarterly reductions became $4.1 million, and
  the balloon payment became $107.8 million.

Restrictive Covenants

     All loan agreements contain restrictive covenants as to cash or working capital, net worth, maintenance of specified financial ratios and collateral values. They restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. Pursuant to the loan agreements liens against specific assets were granted and other liens against those assets were prohibited. As of March 31, 2003, the Company was in compliance with its covenants.

Financial Instruments

     As of March 31, 2003, the Company has interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest-rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of March 31, 2003, we had thirteen interest rate swaps/FRAs aggregating $400.6 million (ten of these agreements aggregating $336.0 were effective for the three months ended March 31, 2003) before margins on various debt tranches within a range of 1.25% to 4.86% expiring from December 2003 to October 2005. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of March 31, 2003, the Company has recorded a liability of $6.6 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

Outlook

      The EPS of $0.33 ($0.37 EPS before the loss on disposal of assets) during the first quarter 2003 has surpassed the earnings for the 12-months EPS for 2002 of $0.22. The tanker rate environment has remained strong at the start of the normally weaker second quarter leading us to expect a seasonally strong second quarter. See Market Overview for factors effecting continued improvement in the marketplace for 2003.

     We have taken steps to preserve and increase future earnings: we refinanced approximately $245 million of existing indebtedness at a decreased margin over LIBOR; the loan increased our liquidity and extended the term to 2010; and we ordered new product carriers backed by three five year time charters with one of the world’s leading oil companies. Those charters commence at the deliveries of the vessels next year and provide for a profitable base rate as well as profit sharing to allow us to benefit further in strong tanker markets. With debt to total capitalization at 53% and approximately $87 million in cash and other liquidity, we are in the strongest financial position in our history.

     We will take delivery on the second Panamax newbuilding in July 2003 (the first was delivered in April) both of which begin five-year time charters upon delivery. As mentioned previously, three newbuildings are scheduled for delivery from shipyards in 2004 also beginning five year time charters at that time.

Capital Expenditures

2003 Drydocks

     We anticipate drydocking approximately 13 vessels in the rest of 2003 for an estimated aggregate cost of $6.9 million, and will incur approximately 323 off-hire days. Currently we plan to drydock three vessels (one handymax and two Suezmaxes) in the second quarter for an aggregate of 82 days with a projected cost of $1.4 million. One Suezmax vessel began a voyage at the end of the first quarter to the shipyard where it will be drydocked. The following is a breakdown of the estimated drydock cost (in thousands) for the year 2003 to be amortized over approximately 2.5 years and allocation of offhire days by vessel type and charter type (Spot or TC):

	Number of Days	Cost

Clean:

Handymax and Handysize-TC	121	$3.0
Handysize (single hull)-Spot	22	0.6

Crude:

Handysize-TCE	44	0.9
Panamax-Spot	22	0.6
Suezmax-Spot	60	0.9
ULCC-Spot	54	0.9

Total	323	$6.9

Capital Expenditures for Newbuildings

   OMI has commitments to purchase four product carriers currently under construction, all of which begin time charters upon delivery. Construction and delivery payments in the three remaining quarters of 2003 will aggregate approximately $59.0 million ($54.1 million was paid in the first quarter 2003, which includes the delivery of two newbuildings) and approximately $67.5 million in aggregate will be paid in 2004. We anticipate that bank financing will provide most of the amounts to be paid.

Adjusted EBITDA

   The Company, its lenders and investors generally consider Adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. The majority of OMI’s lenders include Adjusted EBITDA as a basis to compute interest rate margins above LIBOR on debt issued. Adjusted EBITDA of $47.1 million for the three months ended March 31, 2003 was $31.4 million higher than the $15.7 million for the three months ended March 31, 2002. The increase in 2003 was due to the improvement in tanker rates, primarily due to the increased rates earned by the Suezmax fleet in 2003 compared to 2002. The following table is a reconciliation of Net Income to Adjusted EBITDA.

	FOR THE THREE MONTHS
	ENDED MARCH 31,
RECONCILIATION TO ADJUSTED EBITDA	2003	2003
(In millions)
(Unaudited)
		$0.4
Net income	$25.7

Plus (Minus):
Depreciation and amortization	12.1	10.1
Loss on disposal of assets-net	3.2	0.3
Interest expense	6.1	5.5
Interest income	(0.1)	(0.2)
Loss on disposal of investments	—	(0.1)
Benefit for income taxes	—	(0.3)

Adjusted EBITA	$47.0	$15.7

Other Commitments

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

Critical Accounting Policies

   There have been no significant changes to our critical accounting policies during the three months ended March 31, 2003 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Effects of Inflation

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Newly Issued Accounting Standards

     The Financial Accounting Standards Board “FASB” recently issued Statements of Financial Accounting Standards (“SFAS”), which are summarized as follows:

      SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS 149 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. SFAS 149 will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial position or results of operations.

     SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock-Based Compensation,”.

     In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company’s financial position or results of operations.

FORWARD LOOKING INFORMATION

   The information in this Management Discussion and Analysis and elsewhere in this document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Wherever we use the words “believes,” “estimates,” “expects,” “plan” “anticipates” and similar expressions identify forward-looking statements. Our forward-looking statements include, without limitation: estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates; estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers; estimates of when vessels may be contracted for sale and delivered to buyers; estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels; statements as to the projected development of the Company’s strategy and how it may act to implement its strategy; estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefore; estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets; estimates of the number of drydockings of vessels, their costs and the number of related offhire days; estimates of capital requirements and the sources of the funding; statements regarding financial hedges and their affects.

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

   All subsequent written and oral forward-looking statements attributable to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

   For a more detailed discussion of these factors, see the information under the heading “Business and Properties” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update or revise any forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

Market Risk

     The Company's major market risk exposure is changing interest rates. The majority of OMI’s debt was floating rate debt at March 31, 2003 and December 31, 2002. At March 31, 2003, the floating rate debt was $522.0 million ($336.0 million of which was fixed with interest-rate swaps) of the $522.7 million total debt, and at December 31, 2002, the floating rate debt was $509.6 million ($115.0 million of which was fixed with interest-

rate swaps) of the $510.6 million total debt. Based on the floating rate debt at March 31, 2003, a one-percentage point increase in the floating interest rate would increase interest expense by $1.7 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $0.7 million as of March 31, 2003, and $1.0 million as of December 31, 2002, respectively. Based on the fixed rate debt at December 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

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

     The Company has interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps/FRA’s are designated as cash flow hedges. These swap/FRA contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income. As of March 31, 2003, we had thirteen interest rate swaps/FRAs aggregating $400.6 million (ten of these agreements aggregating $336.0 were effective for the three months ended March 31, 2003) before margins on various debt tranches within a range of 1.25% to 4.86% expiring from December 2003 to October 2005. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of March 31, 2003, the Company has recorded a liability of $6.6 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

   The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and provide reasonable assurance that information required to be disclosed by the Company's quarterly report that it files under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibit and Reports on Form 8-K

a. Exhibits

      99.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the three months ending March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

   99.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the three months ending March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

  b. Reports on Form 8-K
      On April 23, 2003, OMI filed a Form 8-K announcing OMI’s first quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	May 15, 2003	By: /s/	Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	May 15, 2003	By: /s/	Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer

CERTIFICATIONS

I, Craig H. Stevenson, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of OMI Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible establishing and maintaining disclosure controls and procedures defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr. Chairman of
the Board and Chief Executive
Officer

CERTIFICATIONS

I, Kathleen C. Haines, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OMI Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer