Form 10-Q
period 2003-06-30
OMI CORP/M I
filed 2003-08-14
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from _________________ to _________________

Commission File Number
001-14135
_________________________

OMI CORPORATION

(Exact name of registrant as specified in its charter)

Marshall Islands	52-2098714

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

One Station Place, Stamford, CT	06902

(Address of principal executive offices)	(Zip Code)

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

YES    x   NO

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of      August 14, 2003   :

Common Stock, par value $0.50 per share 78,856,163 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of
	Income (unaudited) for the three and six months
	ended June 30, 2003 and 2002
		3

	Condensed Consolidated Balance Sheets-
	June 30, 2003 (unaudited) and December 31, 2002	4

	Condensed Consolidated Statement of Changes in
	Stockholders' Equity (unaudited) for the six months
	ended June 30, 2003	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the six months ended June 30, 2003 and 2002	6

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risks	42

Item 4.	Controls and Procedures	42

PART II:	OTHER INFORMATION	44

SIGNATURES		46

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

FOR THE THREE			FOR THE SIX
MONTHS ENDED			MONTHS ENDED
JUNE 30,			JUNE 30,
2003		2002	2003	2002

Revenues	$77,926	$48,189	$161,711	$92,535

Operating Expenses:
Voyage	11,507	8,101	23,734	16,112
Vessel	13,373	13,515	28,079	27,231
Charter hire	5,799	4,294	11,038	7,922
Depreciation and amortization	12,335	10,492	24,434	20,640
General and administrative	3,993	3,293	8,527	6,579
Loss on disposal of assets	—	—	3,215	289

Total operating expenses	47,007	39,695	99,027	78,773

Operating Income	30,919	8,494	62,684	13,762

Other (Expense) Income:
Loss on disposal of investments-net	—	(650)	—	(547)
Interest expense	(5,572)	(6,244)	(11,702)	(11,733)
Interest income	93	232	186	420

Net Other Expense	(5,479)	(6,662)	(11,516)	(11,860)

Income before Income Taxes	25,440	1,832	51,168	1,902

Benefit for Income Taxes	—	—	—	307

Net Income	$25,440	$1,832	$51,168	$2,209

Basic Earnings Per Share	$0.33	$0.03	$0.67	$0.03

Diluted Earnings Per Share	$0.33	$0.03	$0.66	$0.03

Weighted Average Shares Outstanding:
Basic	76,846	70,279	76,841	70,264
Diluted	77,123	70,508	77,051	70,475

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current Assets:
Cash, including cash equivalents:
2003-$22,001; 2002-$38,883	$24,831	$40,890

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $2,473 in 2003 and
$1,255 in 2002	15,358	15,968
Other	2,425	3,380
Current notes receivable	—	37
Current restricted cash	1,000	1,000
Other prepaid expenses and current assets	5,829	7,543

Total Current Assets	49,443	68,818

Vessels and other property, at cost	1,058,500	974,685
Construction in progress	26,734	37,857

Total vessels and other property	1,085,234	1,012,542
Less accumulated depreciation	128,393	109,732

Vessels and other property-net	956,841	902,810

Drydock costs-net of amortization	4,269	6,740

Non-current restricted cash	2,500	3,000
Other assets and deferred charges	19,560	8,253

Total Assets	$1,032,613	$989,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,871	$12,144
Accrued liabilities:
Deferred charter hire revenue	5,037	3,984
Voyage and vessel	3,651	3,090
Interest	2,780	3,501
Other	6,536	3,859
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	12,965	32,602

Total Current Liabilities	42,397	60,737

Long-term debt	488,242	477,959
Other liabilities	6,077	6,459
Deferred gain on sale of vessels	5,866	6,644
Stockholders’ equity	490,031	437,822

Total Liabilities & Stockholders’ Equity	$1,032,613	$989,621

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(IN THOUSANDS)
(UNAUDITED)

					Unearned	Accumulated
					Compensation	Other	Total	Comprehensive
	Common Stock		Capital	Retained	Restricted	Comprehensive	Stockholders’	Income
	Shares	Amount	Surplus	Earnings	Stock	Loss	Equity	(Loss)

Balance at January 1, 2003	76,779	$ 38,390	$321,447	$ 87,932	$ (3,658)	$ (6,289)	$ 437,822

Comprehensive income:
Net income				51,168			51,168	$ 51,168
Derivative gains						382	382	382

Comprehensive income								$ 51,550

Exercise of stock options	71	36	104				140
Amortization of restricted stock					519		519

Balance at June 30, 2003	76,850	$ 38,426	$321,551	$139,100	$ (3,139)	$ (5,907)	$ 490,031

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2003	2002

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income	$51,168	$2,209
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and
other property	24,434	20,640
Loss on disposal of assets	3,215	289
Loss on disposal of investments	—	547
Amortization of deferred gain on sale of vessels	(778)	(524)
Amortization of debt issue costs	966	1,312
Amortization of restricted stock awards	519	514
Deferred income taxes	—	(307)
Changes in assets and liabilities:
Decrease in receivables and other current assets	3,094	923
Increase (decrease) in accounts payable and
accrued liabilities	1,297	(1,823)
Decrease in other assets and
deferred charges	22	687
Other	(6)	106

Net cash provided by operating activities	83,931	24,573

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property	(96,478)	(116,573)
Proceeds from disposition of vessels	9,555	58,009
Payments for drydocking	(745)	(1,200)
Proceeds from disposition of joint venture	200	—
Proceeds from notes receivable	37	6,737
Proceeds from investments	—	6,129
Escrow of funds	500	11,500

Net cash used by investing activities	(86,931)	(35,398)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from debt refinanced	—	65,000
Payments on debt refinanced	—	(49,410)
Proceeds from issuance of debt	63,099	60,929
Payments on debt	(72,453)	(47,697)
Payments for debt issue costs	(3,845)	(1,245)
Proceeds from issuance of common stock	140	—

Net cash provided by financing activities	(13,059)	27,577

Net (decrease) increase in cash and cash equivalents	(16,059)	16,752
Cash and cash equivalents at beginning of year	40,890	17,730

Cash and cash equivalents at end of period	$24,831	$34,482

See notes to condensed consolidated financial statements

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Principles of Consolidation

     OMI Corporation (“OMI” or the “Company”), is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commissions instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income.

     Newly Issued Accounting Standards—The Financial Accounting Standards Board “FASB” recently issued Statements of Financial Accounting Standards (“SFAS”), which are summarized as follows:

     SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and for such instruments on July 1, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial position or results of operations.

     SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS 149 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149, which the Company adopted in 2003, did not have an effect on the Company’s financial position or results of operations.

Note 1 - Basis of Presentation and Principles of Consolidation (continued)

     SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock-Based Compensation. ”

     In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company’s financial position or results of operations.

     Stock-Based Compensation— The Company has elected to account for stock options using the intrinsic value method in accordance with APB Opinion 25. Accordingly, when stock options are granted at fair market value, no compensation expense is recognized for stock options issued under the Company’s stock option plans. The Company records compensation expense for other stock-based compensation awards, such as restricted stock awards, over the vesting periods. The Company has adopted the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS 123, had been applied.

Note 1 - Basis of Presentation and Principles of Consolidation (continued)

	FOR THE		FOR THE
	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$25,440	$1,832	$51,168	$2,209

Deduct:
Stock based compensation expense
determined by using the fair
value method	64	183	94	322

Pro forma net income	$25,376	$1,649	$51,074	$1,887

Basic earnings per common share:
Net income per common share,
as reported	$0.33	$0.03	$0.67	$0.03

Net income per common share,
as pro forma	$0.33	$0.02	$0.66	$0.03

Diluted earnings per common share:
Net income per common share,
as reported	$0.33	$0.03	$0.66	$0.03

Net income per common share,
as pro forma	$0.33	$0.02	$0.66	$0.03

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six month period: no dividend yield; expected volatility of 72.5%; risk-free interest rate of 2.42%; and the weighted average expected lives of options for the three and six months ended June 30, 2003 was 3.6 years and 3.9 years for the three and six months ended June 30, 2002. There were no options granted during the six months ended June 30, 2003 and 30,000 options granted at a grant price of $3.93 during the six months ended June 30, 2002.

Restricted Stock

     As of June 30, 2003, the Company had granted an aggregate of 920,000 shares of restricted stock to certain of its officers, directors and employees. The market value of restricted stock awarded totaled an aggregate of approximately $5,201,000 on the respective grant dates and was recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the vesting periods. During the three months ended June 30, 2003 and 2002, we recognized $259,000 of compensation expense related to restricted stock in each period. For the six months ended June 30, 2003 and 2002, we recognized compensation expense related to restricted stock of $519,000 and $514,000, respectively.

Note 2 – Credit Facilities and Loan Agreements

As of June 30, 2003 the Company’s debt and credit arrangements consisted of the following (in thousands):

Loans under bank credit agreements at a margin plus
variable rates of the London Interbank Offering
Rate (“LIBOR”) (1) (2)	$500,522
7.00% Convertible Note due 2004	685

Total	501,207
Less current portion of long-term debt	12,965

Long-term debt	$488,242

Note 2 – Credit Facilities and Loan Agreements (continued)

(1) Rates at June 30, 2003 ranged from 2.3125 percent to 3.58 percent (including margins).

(2) During the six months ended June 30, 2003, OMI had various interest rate swaps/FRA’s that fix notional amounts aggregating $332,450,000 of variable rate debt ranging from 1.79% to 4.86% (excluding margins) with maturity dates ranging from December 2003 to October 2005, respectively.

     All of our loan agreements contain restrictive covenants as to certain cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. As of June 30, 2003, the Company was in compliance with its covenants.

2003 Financing Transactions

     On June 13, 2003, the Company obtained an eight-year $64,800,000 term loan to partially finance the purchase of two Panamax newbuildings, one of which was delivered in April 2003 and the other of which was delivered in July 2003. At June 30, 2003, the balance of the loan was $32,400,000. An additional $32,400,000 was drawn in July 2003 upon the delivery of the second newbuilding. Each tranche of $32,400,000 is being repaid in 32 quarterly installments (the first 20 at $870,000 and next 12 at $500,000) plus a balloon of $9,000,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus a margin of 0.90%.

     In June 2003, we arranged for two eight-year term loans aggregating $68,775,000 to partially finance two 2000 built double-hull Suezmax tankers, the HUDSON and the POTOMAC, upon delivery of the vessels in August 2003. The loans bear interest at LIBOR plus a fixed margin of 1.25%. One loan will be repaid in 16 semi-annual payments of $1,330,000 plus a balloon payment of $13,195,000 upon maturing in August 2011. The other loan requires 32 quarterly payments of $650,000 plus a balloon payment of $13,500,000 when the loan matures in August 2011.

     On March 14, 2003, the Company consolidated, amended and restated two loan agreements. The modification resulted in a reducing revolving credit facility in the amount of $245,000,000 (“$245 Facility”), which matures on March 14, 2010. The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is secured by 16 vessels after the disposal of two product carriers in April and May 2003. The $245 facility was amended after the dispositions as follows:

•	the facility was reduced by approximately $6,900,000,
•	the first 20 quarterly reductions became $4,734,000,
•	the next 7 quarterly reductions became $4,024,000, and
•	the balloon and final payment is $115,250,000.

     As of June 30, 2003, the available debt undrawn under all credit facilities was $64,193,000. Currently, approximately $80,000,000 of undrawn debt is available.

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

     As of June 30, 2003, the Company had interest rate swaps and Future Rate Agreements (“FRA’s”) to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated and qualify as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest-rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of June 30, 2003, we had various interest rate swaps/FRAs aggregating $390,290,000 (which includes a notional amount of $57,840,000 on an interest rate swap that commences in 2004) on various debt tranches within a range of 1.79% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of June 30, 2003, the Company has recorded a liability which is included in Other liabilities in the Balance Sheet of $5,907,000 related to the fair market value of these hedges and a corresponding charge to Other comprehensive income.

Note 4 – Earnings Per Common Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	FOR THE		FOR THE
	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Basic earnings per share:
Weighted average common shares
outstanding	76,846	70,279	76,841	70,264

Diluted earnings per share:
Weighted average common shares
outstanding	76,846	70,279	76,841	70,264
Options	277	229	210	211
7% Convertible notes	—	—	—	—

Weighted average common shares
Outstanding-diluted	77,123	70,508	77,051	70,475

Basic earnings per share:
Net income	$ 0.33	$ 0.03	$ 0.67	$ 0.03

Diluted earnings per share:
Net income	$ 0.33	$ 0.03	$ 0.66	$ 0.03

Note 4 – Earnings Per Common Share (continued)

     The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002 because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 5 - Supplemental Cash Flow Information

     During the six months ended June 30, 2003 and 2002 interest paid totaled approximately $11,964,000 and $11,564,000, respectively.

     During March 2002, OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000.

Note 6 – Acquisitions

     During April 2003, we took delivery of a Panamax newbuilding, the OTTAWA. Total capitalized costs aggregated approximately $37,800,000 ($26,312,000 of cash was paid in 2003). This vessel was partially financed with a bank loan (see Note 2) and began a five-year time charter upon delivery. During July 2003, the OTTAWA’s sister-ship was delivered (see Note 9).

     During January and March 2003, we took delivery of two handymax product carriers contracted from a shipyard. Total capitalized costs for both vessels aggregated approximately $60,639,000 ($41,975,000 of cash was paid in 2003). These vessels were partially financed under the $348 Facility and began three-year time charters upon delivery.

Note 7 – Disposal of Vessels

     During the second quarter 2003, OMI sold two 1984 built single-hull product carriers for an aggregate of approximately $9,555,000, one of which was delivered in April 2003, and the other was delivered in May 2003. For the six months ended June 30, 2003, a loss on disposal of $3,215,000 was recorded to the Condensed Consolidated Statements of Income resulting from sale of these vessels.

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

Note 8 - Financial Information Relating to Segments (continued)

     The following is a summary of the operations by major operating segments for the three and six months ended June 30, 2003 and June 30, 2002:

	FOR THE		FOR THE
	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

(in thousands)	2003	2002	2003	2002

Total Revenues:
Crude Oil Tanker Fleet	$45,059	$21,896	$96,015	$41,592
Product Carrier Fleet	32,838	26,244	65,579	50,894
Other	29	49	117	49

Total	$77,926	$48,189	$161,711	$92,535

Time Charter Equivalent Revenues: (1)
Crude Oil Tanker Fleet	$35,449	15,648	$77,507	$29,378
Product Carrier Fleet	30,941	24,391	60,353	46,996

Total	$66,390	$40,039	$137,860	$76,374

Income (loss) before income taxes:
Crude Oil Tanker Fleet	$16,783	$(455)	$40,297	$(2,626)
Product Carrier Fleet (2)	11,732	5,861	17,688	10,915
General and administrative expense
not allocated to vessels	(2,719)	(2,275)	(5,949)	(4,601)
Other	(356)	(1,299)	(868)	(1,786)

Total	$25,440	$1,832	$51,168	$1,902

(1)  The Company uses time charter equivalent revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

The following is a reconciliation of TCE revenue for the three months ended June 30, 2003:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$45,059	$32,838	$77,897
Voyage Expenses	9,610	1,897	11,507

TCE Revenue	$35,449	$30,941	$66,390

The following is a reconciliation of TCE revenue for the three months ended June 30, 2002:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$21,896	$26,244	$48,140
Voyage Expenses	6,248	1,853	8,101

TCE Revenue	$15,648	$24,391	$40,039

The following is a reconciliation of TCE revenue for the six months ended June 30, 2003:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$96,016	$65,578	$161,594
Voyage Expenses	18,509	5,225	23,734

TCE Revenue	$77,507	$60,353	$137,860

Note 8 - Financial Information Relating to Segments (continued)

The following is a reconciliation of TCE revenue for the six months ended June 30, 2002:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$41,592	$50,894	$92,486
Voyage Expenses	12,214	3,898	16,112

TCE Revenue	$29,378	$46,996	$76,374

(2) Operating income includes Loss on disposal of assets-net of $3,215,000 and $289,000 for the six months ended June 30, 2003 and June 30, 2002, respectively.

     During the three and six months ended June 30, 2003 and 2002, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

Note 9 - Other Commitments and Contingencies

Contracts to Purchase Vessels

     OMI had commitments to purchase five product carriers which were under construction as of June 30, 2003, four of which begin five year time charters upon delivery. One Panamax vessel, the TAMAR was delivered in July 2003. Cash paid upon delivery of this vessel was approximately $22,258,000. The four handysize product carriers are expected to be delivered in March, April, August and November 2004. The remaining construction and delivery payments for the four handysize vessels are approximately $5,628,000 in the third quarter of 2003, $8,442,000 in the fourth quarter of 2003 and approximately $87,234,000 will be paid in 2004. We anticipate that bank financing will provide most of the amounts to be paid.

     During June 2003, OMI agreed to purchase two 2000 built double-hull Suezmax tankers for an aggregate of $98,500,000. A deposit of $8,650,000 was made in cash during June 2003. In August the vessels were delivered and OMI paid $77,850,000 cash of which $68,775,000 was financed (see Note 2) and issued two million shares of OMI common stock at $6.00 per share (valued at $12,000,000). The share price has been guaranteed by OMI at a minimum of $5.70 per share. The guarantee is valid for six months from the date the shares were registered and applies to the difference between the average closing price for the last ten trading days of the guarantee period and the $5.70 per share. Any shortfall will be compensated by OMI in cash but only with respect to shares unsold by the seller of the vessels. We shall be relieved of this guarantee obligation in the event that OMI stock has been traded on the NYSE at or above $6.00 for 20 consecutive trading days within six months from the shares having been registered. Additionally, the seller has agreed to pay OMI the difference between $20,000 per day time charter equivalent rate and the time charter equivalent rate actually earned for each of the Suezmax tankers for a 365 day period which commenced upon delivery of the vessels.

Note 9 - Other Commitments and Contingencies (continued)

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

     We own or charter-in a fleet of 40 vessels (see Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and aviation fuel) from refineries to distribution areas. Our fleet comprises 24 product carriers and 16 crude oil tankers, including ten Suezmax tankers. Assuming no other acquisitions or dispositions, once we take delivery of the four additional vessels on order, and one double-hull vessel time chartered-in terminates, 32 of our 43 vessels will be double-hulled.

MARKET OVERVIEW

Suezmax Tanker Overview

     The gain in the tanker market which began last fall continued in the second quarter of 2003, and the average TCE rate for Suezmax tankers in the West Africa to U.S. trade, though lower than the preceding quarter, was more than double the rate prevailing during the same quarter a year ago and the highest level for this period since at least 1990. In addition, the average rate in the first half of 2003 was also the highest level for this period since at least 1990. The crude tanker market strength has been the result of several factors which more than offset an increase in the world tanker fleet – higher world oil demand due to improvement in world economic activity, a continuing tight U.S. natural gas market that has resulted in oil being substituted for gas, higher consumption by Japanese utilities caused by delays in the return to use of their nuclear power plants, and greater long-haul Middle East OPEC production to replace the persistent shortfall of oil production in Venezuela, at a time of very low oil inventory levels. Freight rates in the crude oil tanker market have decreased early in the third quarter due to the usual summer tanker market slowdown.

Note: As at 6/30/03
Source: Clarkson Research Studies, London. PIRA Energy Group

     Total commercial crude oil and petroleum products inventories in the Atlantic basin (the United States and Western Europe) at the end of June 2003 were about 184 million barrels, or 9.5% below the previous year, well below the average of the last 5 years and at the lowest level since at least 1990, notwithstanding the recent large upward oil inventory revision by the International Energy Agency (“IEA”). Crude oil inventories were 45 million barrels or 7.2%, and total product inventories were 139 million barrels or 10.6% below the previous year level, respectively. Oil inventories are expected to be below last year’s levels throughout 2003. The expected low oil inventory level at a time of increasing oil demand should provide support to the tanker market later in the year.

     The average OPEC oil production in the second quarter 2003 totaled about 26.2 million barrels per day (“b/d”), up by 1.3 million b/d compared to the same period last year with most of the gain in the long-haul Middle East. OPEC oil production is expected to average about 26.7 million b/d in the current quarter, about one million b/d higher than the same period of last year. With Iraqi oil not expected to return to pre-war levels soon and Venezuela’s oil production below last November’s pre-strike level, oil production from the long-haul Middle East should continue at a relatively high level for the foreseeable future.

     The world tanker fleet totaled 289.4 million dwt at the end of the second quarter 2003, up by about 9.7 million dwt or 3.5% from the year-end 2002 level. The tanker orderbook totaled about 71.8 million dwt, or 24.8% of the existing fleet at the end of June 2003. Approximately 15.8 million dwt are to be delivered in the remaining months of 2003, 25.5 million dwt in 2004 and most of the balance in 2005. The tanker orderbook includes 63 Suezmaxes of about 9.8 million dwt or 26.5% of the existing internationally trading Suezmax tanker fleet.

     At the end of the second quarter 2003, approximately 53.9 million dwt or 18.6% of the total tanker fleet was 20 or more years old, including 25.1 million dwt or 8.7% of the fleet which was 25 or more years old. Furthermore, 24 Suezmaxes were 20 or more years old, including 15 of which were 25 or more years old.

     Tanker sales for scrap and for Floating Storage Offloading conversion increased in the second quarter and total about 11.5 million dwt thus far in 2003, or an annual rate of about 22 million dwt. These scrappings include six Suezmaxes and 22 VLCCs. Tanker scrappings are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

     As a result of the recent sinking of the 26 year old aframax tanker Prestige and the extensive pollution of a substantial portion of the Spanish coast, the European Parliament has approved the following proposals:

•	To ban from European ports single-hull tankers carrying heavy fuel oil, heavy crude oil, bitumen and tar.
•	To accelerate the phase-out of single-hull tankers, prior to the timetable set forth in the April 2001 International Maritime Organization (“IMO”) regulation. This means that single hull tankers without segregated ballast tanks will be banned from European Union (EU) ports when they are 23 years old, beginning in 2003, or in 2005 at the latest, and all single-hulled tankers will be banned from EU trades by 2010.
•	To allow tankers with only double sides or double bottoms to operate in European ports after 2010 but not beyond the anniversary of the date of delivery of the ship in 2015 or the date on which the vessel reaches 25 years, whichever is the earlier date.
•	To require all single-hull tankers to comply with the Condition Assessment Scheme (CAS) from the age of 15 years, beginning in 2005. The CAS is required to be carried out every two and a half years through stringent inspections specifically developed to detect structural weaknesses of tankers.

     These proposals are expected to be adopted by the European Council of Ministers soon and to come into force in September 2003. In addition, the EU forwarded these proposals to all IMO member states for review before the Maritime Environment Protection Committee which was held between July 14-18, 2003. That committee is to meet again late in 2003 to consider the proposals. At the end of June 2003, there were 127.7 million dwt tankers or 44% of the total tanker fleet, which would be affected by these proposals.

Product Tanker Overview

     The product tanker market improvement which began in the last two months of 2002 continued through the second quarter of 2003 and the average TCE for handysize product tankers in the Caribbean was about the same as in the preceding quarter and 40% higher compared to the second quarter a year ago. The improvement was the result of increasing world oil demand and low oil inventories in the Atlantic Basin, that have resulted in increased long-haul voyages of product tankers, notwithstanding a substantial increase of the world product tanker fleet. Freight rates in the product tanker market have softened thus far in the third quarter due to the usual summer product tanker market slowdown.

     The world product tanker fleet totaled about 51.4 million dwt at the end of the second quarter 2003, up about 5.1% from the year-end 2002 level. The product tanker orderbook for delivery over the next few years totals about 20.8 million dwt, or about 40.5% of the existing product tanker fleet at the end of June 2003. Approximately 4.5 million dwt are for delivery in the balance of 2003, 8.1 million dwt in 2004 and most of the balance in 2005. At the end of June 2003, 11.2 million dwt or 21.8% of the existing fleet was 20 or more years old. It seems that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next few years, unless scrappings accelerate.

     For the balance of 2003, tanker rates are expected to be supported by the following; (1) seasonally higher world oil demand in the second half of the year, (2) unusually low commercial oil inventories in the U.S. and Western Europe, (3) the potential for continued fuel switching from gas to oil in the United States, (4) the possible continuation of oil supply disruptions due to political instability in short-haul oil producers Venezuela and Nigeria being replaced by the long haul Middle East oil and (5) the likelihood of the stricter tanker regulations in the European Union, which are expected to accelerate the phase out of single hull tankers trading in EU Ports, beginning in September 2003.

RECENT ACTIVITIES

Highlighted below are our most recent 2003 activities:

•	During June 2003,we agreed to purchase, for an aggregate of $98.5 million, two 2000 built double-hull Suezmax tankers which were delivered in August 2003. We issued two million shares of OMI common stock at $6.00 per share (valued at $12.0 million) and paid $86.5 million in cash, of which $68.8 million was financed by bank debt.
•	During April and July 2003,we took delivery of two Panamax newbuildings that began five-year time charters to a major oil company upon delivery.
•	During late 2002 and 2003, we ordered four 37,000 deadweight metric tons (“dwt”) ice class 1A product carriers to be delivered between March and November 2004. Three of these vessels will begin five-year time charters upon delivery.

•	During January and March 2003,we took delivery of two product carrier newbuildings which immediately began three-year time charters.
•	In April and May 2003, we sold two 1984-built single-hull product carriers.

OMI’s Fleet

OMI’s fleet currently comprises 40 vessels (including the Panamax tanker delivered in July and the two Suezmax tankers delivered in August), aggregating approximately 3.1 million dwt, consisting of ten Suezmaxes (including two chartered-in vessels), three Panamax tankers carrying crude oil, two Panamax product carriers, 22 handysize and handymax product carriers (including one chartered-in vessel), two handysize crude oil tankers and one ultra large crude carrier (“ULCC”).

	Number
	of Vessels	dwt

Crude Oil Fleet:

1998-2002 built Suezmax vessels (1)	10	1,565,871
1986 built ULCC	1	322,466
1980’s built Panamax vessels	3	198,244
1993 built crude tankers	2	72,707

Total	16	2,159,288

Product Carrier (“Clean”) Fleet:

1999-2002 built handysize product	10	363,194
2000-2003 built handymax product	6	282,216
1988-1991 built handysize product	5	149,989
2003 built Panamax vessels	2	140,397
1995 built handymax product (2)	1	45,693

Total	24	981,489

Total Fleet	40	3,140,777

(1)	Two Suezmax vessels are chartered-in; the OLIVER JACOB charter expires June 2010 and the MAX JACOB charter expires December 2006.
(2)	The JAG PRATAP charter expires October 2003.
     Our Company objective is to operate a high quality, well-maintained, modern fleet of vessels concentrated in the crude oil and refined product markets. We consider modern vessels to be double-hulled. Large fleets of modern uniform-sized vessels offer many advantages:

•	Our customers prefer chartering modern vessels due to their increased sensitivities to environmental risks. Modern vessels are particularly important to customers entering into long-term charters.
•	An increasing number of countries are excluding single hulled vessels from their ports and territorial waters,which increases demand for modern, double hulled vessels.
•	A young fleet has lower operating expenses.
•	Younger, well maintained fleets generally have higher utilization; i.e. less waiting time between voyages.

•	Maintaining a modern fleet is central to our strategy of seeking long-term charters to provide cash flow stability.

OMI has the following vessels under construction (after the delivery of the Panamax vessel in July 2003):

		Date To
	Type of	Be		Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

LOIRE	Handysize	Mar-04	37,000	Mar-09
GARONNE	Handysize	Apr-04	37,000	Apr-09
SAONE	Handysize	Aug-04	37,000	Aug-09
GANGES	Handysize	Nov-04	37,000	SPOT

			148,000

Consolidated Results

OMI’s net income was $25.4 million or $0.33 basic and diluted earnings per share (“EPS”) for the second quarter 2003 compared to net income of $1.8 million or $0.03 basic and diluted EPS for the second quarter of 2002. Net income was $51.2 million or $0.67 basic and $0.66 diluted EPS for the six months ended June 30, 2003 compared to net income of $2.2 million or $0.03 basic and diluted EPS for the six months ended June 30, 2002.

Results of Operations

     The following tables summarize OMI’s Consolidated Results of Operations (in millions) for the three and six months ended June 30, 2003 by our two major operating fleets, crude oil and product carrier.

Consolidated Results of Operations
		Product
For the three months	Crude Oil	Carrier	Other
ended June 30, 2003	Fleet	Fleet	(1)	Consolidated

Voyage and TC revenues	$45.1	$32.8	—	$77.9
Voyage expenses	9.6	1.9	—	11.5

Time charter equivalent revenue	35.5	30.9	—	66.4
Vessel expense	5.4	8.0	—	13.4
Charter hire expense	4.5	1.3	—	5.8
Depreciation and amortization	5.9	6.3	$0.1	12.3

Vessel operating income	19.7	15.3	(0.1)	34.9
Other operating expenses:
General and administrative
expenses	0.5	0.8	2.7	4.0

Operating income (loss)	$19.2	$14.5	$(2.8)	$30.9

(1) Other represents unallocated corporate amounts.

Consolidated Results of Operations
		Product
For the six months	Crude Oil	Carrier	Other
ended June 30, 2003	Fleet	Fleet	(1)	Consolidated

Voyage and TC revenues	$96.0	$65.6	—	$161.6
Voyage expenses	18.5	5.2	—	23.7

Time charter equivalent revenue	77.5	60.4	—	137.9
Other revenue	—	—	$0.1	0.1
Vessel expense	10.9	17.1	—	28.0
Charter hire expense	9.0	2.5	(0.4)	11.1
Depreciation and amortization	11.8	12.4	0.2	24.4

Vessel operating income	45.8	28.4	0.3	74.5
Other operating expenses:
General and administrative
expenses	1.1	1.5	5.9	8.5
Loss on disposal of assets	—	3.2	—	3.2

Operating income (loss)	$44.7	$23.7	$(5.6)	$62.8

(1)  Other represents unallocated corporate amounts and adjustments relating to vessels that have been sold or redelivered to owners.

Time Charter Equivalent Revenue (“TCE”)

     Consistent with industry practice, we use time charter equivalent (“TCE”) revenue which comprises time charter revenue (“TC revenue”) and voyage revenue less voyage expenses from vessels operating in the spot market as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

         The Company earned TCE revenue of $66.4 million for the three months and $137.9 million for the six months ended June 30, 2003. During the second quarter 2003, 43 percent or $28.7 million of OMI’s TCE revenue was earned by vessels operating on long-term time charters and 38 percent or $52.8 million of OMI’s TCE revenue was earned by long-term time charters for the six months ended June 30, 2003. The percent of TC revenue to total TCE revenue declined in 2003 from 57 percent for the 2002 periods because the spot market was stronger in 2003. There was, however, $5.9 million and $9.3 million more earnings from TC revenue during the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.

     Our business strategy is to blend long-term contract revenue at attractive rates with the ability to capture earnings upswings in rising spot markets with the Suezmax tanker fleet, certain of our product carriers, Panamaxes, ULCC and from profit sharing arrangements (five of the product carriers on time charter). Currently 22 vessels of our 40 vessels operate on time charters. However, the majority of our tonnage (approximately 70.3 percent), including all of our Suezmaxes, operates in the spot market, giving us the ability to take advantage of increases in rates. All of our contracts that have profit sharing arrangements have a floor rate and profit sharing without a cap. In 2004, three more vessels with profit sharing arrangements will be delivered. These profit sharing arrangements enable us to take advantage of upturns in the markets while protecting our downside.

     The following chart illustrates OMI’s strategic mix of vessels operating on long-term time charters and in the spot market by dwt:

Fleet DWT by Hire Type

     The following table compares TC revenue earned for the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002 in thousands of dollars and as a percent of Total TCE revenue in each of the 2003 and 2002 periods:

	For The Three Months			For The Six Months
	Ended June 30,		Net	Ended June 30,		Net
TC Revenue	2003	2002	Change	2003	2002	Change

Crude Oil Fleet	$2,988	$2,948	$40	$5,878	$5,830	$48
Product Carrier Fleet	25,755	19,878	5,877	46,962	37,693	9,269

Total	$28,743	$22,826	$5,917	$52,840	$43,523	$9,317

% Of TC Revenue To Total
TCE Revenue	43%	57%		38%	57%

     During the three and six months ended June 30, 2003, TCE rates for OMI’s Suezmax fleet and product carrier fleet showed significant improvement over the comparable three and six month periods of 2002. There was an increase of 118 percent or $20.3 million increase in spot revenue earned in the second quarter of 2003 compared to the second quarter of 2002 and a 159 percent increase or $52.1 million increase in spot revenue earned for the six months ended June 30, 2003 compared to the same period in 2002. Improvements in the crude tanker fleet operating on spot from higher spot rates in late 2002 and 2003 were the result of several factors, including higher world oil demand due to improvement in world economic activity and a colder than normal winter in the Northern Hemisphere at a time of very low oil inventory levels (see Market Overview section for more details). The following tables illustrate in thousands of dollars the increase in spot revenue earned during each of the periods in 2003 and 2002.

	For The
	Three Months
	Ended June 30,		Net
	2003	2002	Change

Spot Revenue for Operating Fleet

Crude Oil Fleet	$32,342	$12,697	$19,645
Product Carrier Fleet	5,185	4,514	671

Total	$37,527	$17,211	$20,316

% Increase In Spot Revenue In 2003	118%

	For The
	Six Months
	Ended June 30,		Net
	2003	2002	Change

Spot Revenue for Operating Fleet

Crude Oil Fleet	$71,583	$23,539	$48,044
Product Carrier Fleet	13,390	9,303	4,087

Total	$84,973	$32,842	$52,131

% Increase In Spot Revenue In 2003	159%

     The following table reflects the improvement in average daily TCE rates earned in the spot market for our Suezmaxes and product carriers during the second quarter and year to date (“YTD”) 2003 periods as compared to the same 2002 periods:

Major Vessel	2nd QTR.	2nd QTR.	%	YTD	YTD	%
Categories on Spot	2003	2002	Change	2003	2002	Change

Suezmax Tankers	$38,053	$17,833	113%	$41,732	$16,330	156%

Product Carriers	$13,449	$8,826	52%	$13,336	$8,270	61%

     The contracted time charter revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of $2.8 million earned by two vessels for the six months ended June 30, 2003 and $4.4 million earned by five vessels is included for 2002 Actual. Projected requirements for off hire relating to drydock are included. The following reflects our contracted TC revenue through 2007.

	2000	2001	2002
(In millions)	Actual	Actual	Actual	2003	2004	2005	2006	2007

TC Revenue	$16.3	$43.5	$90.4	$ 108.1	$ 101.2	$ 51.2	$ 33.7	$ 24.6
Number of	5	14	17	21(b)	14(c)	9(d)	5(e)	5(f)
Vessels(a)

(a)	Number of vessels at the end of each year.
(b)	During 2003 four newbuildings began time charters.
(c)	24 vessels operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 10 vessels complete time charter contracts during the year.
(d)	14 vessels operate on time charters during 2005; assuming no extensions, 5 vessels complete time charters.
(e)	9 vessels operate on time charters during 2006; assuming no extensions, 4 vessels complete time charters.
(f)	Two of the vessels will complete their time charters in 2008 and three will complete time charters in 2009.

Note: TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and off-hire relating to drydock. We intend to time charter the vessels which have time charters expiring 2004-2007 at opportunistic times.

Vessel Expense and Charter Hire Expense

     Vessel expenses decreased $0.1 million for the three months and increased $0.8 million for the six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. Charter hire expense increased $1.5 million for the three months and $3.1 million for the six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. Vessel expenses fluctuated marginally during the three and six month periods in 2003 compared to 2002 because of timing of expenses charged for stores, maintenance and repairs and supplemental P & I (protection and indemnity) insurance expense. Net increases in vessel expenses on a consolidated basis over the six months ended June 30, 2003 were approximately three percent, which is in line with management’s expectations. The increase in charter hire expense during the three and six month periods in 2003 resulted from a product carrier chartered-in during October 2002, in addition to increased charter hire expense for the vessel chartered-in during June 2002 after it was sold and leased back. Depreciation and amortization expense increased $1.8 million for the three months and $3.8 million for the six months ended June 30, 2003 compared to three and six months ended June 30, 2002 because of the acquisition of vessels (offset by disposition of two vessels) and amortization for drydock expense for drydocks performed in 2002 and 2003.

     Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

     Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We locked in rates with modest increases for most of our hull and machinery coverage (i.e., asset insurance), and protection and indemnity coverage (liability insurance provided by “P&I Clubs”) with multi-year contracts. However, one of OMI’s P&I Clubs, which is a mutual indemnity provider, assessed its members additional amounts for several past years due to its current financial needs resulting from the current poor investment markets and an increased level of claims. Certain other insurances, such as basic war risk, also increased. War risk amounts based on voyages into designated war risk areas are for the account of the charterer’s.

     OMI’s vessels are technically managed (excluding insurance provided for vessels, which is managed directly by OMI) by a wholly owned subsidiary, OMI Marine Services LLC (“OMS”), located at offices in Stamford, Connecticut and Houston, Texas. OMS subcontracts some day-today operations to Orinoco Marine Consultancy India Private Limited (“OMCI”), located in Mumbai, India (not a related party to OMI or any of its subsidiaries). OMCI is primarily responsible for the crewing, general maintenance and repairs, and the stocking of supplies on vessels.

     Under the direction of OMS, OMCI purchases stores and spares for OMI’s owned vessels. OMS is also responsible for the drydocking of the vessels, including scheduling the drydocks and obtaining bids. OMCI also provides crew management services for a set management fee per vessel. OMI advances funds to OMCI for expenditures including crew wages, benefits, training, crew travel and airfare, salary, office and other expense of the technical staff of OMCI, allotments, union payments, and other expenditures.

Adjusted EBITDA

     The Company, its lenders and investors generally consider Adjusted EBITDA to be an appropriate measure of performance. Adjusted EBITDA should not be considered an alternative to net income or other measurements under generally accepted accounting principles. The majority of our lenders include Adjusted EBITDA as a basis to compute interest rate margins above LIBOR on debt issued. Adjusted EBITDA of $43.3 million for the three months and $90.3 million for the six months ended June 30, 2003 was $24.3 million higher than the $19.0 million for the three months and $55.6 million higher than $34.7 million for the six months ended June 30, 2002. The increase in the 2003 periods was due to the improvement in tanker rates, primarily due to the increased rates earned by the Suezmax fleet and product tanker fleet in 2003 compared to 2002 in addition to more revenue as a result of vessel acquisitions. The following table is a reconciliation of Net Income to Adjusted EBITDA.

	FOR THE		FOR THE
	THREE MONTHS		SIX MONTHS
RECONCILIATION TO ADJUSTED EBITDA	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

(In thousands)
(Unaudited)

Net income	$25.4	$1.8	$51.2	$2.2

Plus (Minus):
Depreciation and amortization	12.3	10.5	24.4	20.6
Loss on disposal of assets	—	—	3.2	0.3
Interest expense	5.6	6.2	11.7	11.7
Interest income	(0.1)	(0.2)	(0.2)	(0.4)
Loss on disposal of investments	—	0.7	—	0.5
Benefit for income taxes	—	—	—	(0.3)

Adjusted EBITDA	$43.2	$19.0	$90.3	$34.6

SEGMENT INFORMATION-DETAILED OPERATING RESULTS

Comparative Three And Six Months Ended June 30, 2003 Versus The Three And
Six Months Ended June 30, 2002 Results

TCE revenue of $66.4 million increased $26.4 million for the three months ended June 30, 2003 from $40.0 million earned for the three months ended June 30, 2002. Increases in TCE revenue during the second quarter of 2003 compared to the second quarter of 2002 were attributed primarily to the improvement in spot rates in 2003, in addition to increases resulting from more operating days for five vessels acquired and one vessel chartered-in. The total fleet net increase in operating or TCE revenue earning days was 349 days (174 days for the Clean Fleet and 175 days for the Crude Oil Fleet) during the second quarter 2003 compared to the second quarter 2002.

     TCE revenue of $161.6 million increased $69.1 million for the six months ended June 30, 2003 from $92.5 million earned for the six months ended June 30, 2002. The total fleet net increase in operating or TCE revenue earning days was 888 days (533 days for the Clean Fleet and 355 days for the Crude Oil Fleet) during the six months ended June 30, 2003 compared to the same period in 2002.

Crude Oil Tankers Results Of Operations

      Vessel Operating income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, increased $17.5 million for the three months and $43.7 million for the six months ended June 30, 2003. The net increase in Vessel Operating Income during both periods in 2003 was primarily attributable to an increase in the Suezmax and Panamax TCE revenue resulting from improved spot rates in addition to increased earnings for the two Suezmaxes delivered in September and October 2002.

BREAKDOWN BY FLEET:

In thousands, except daily rates & expenses, number of vessels and operating days

For The			For The
Three Months			Six Months
CRUDE FLEET:	Ended June 30,		Ended June 30,
2003		2002	2003	2002

Suezmaxes:
TCE revenue	$25,914	$9,665	$58,383	$17,671

Vessel expenses	3,014	2,125	5,786	4,515
Charter hire expense	4,546	4,294	8,951	7,922
Depreciation and amortization	3,309	2,131	6,571	4,263

Vessel Operating Income	$15,045	$1,115	$37,075	$971

Average daily TCE (Spot)	$38,053	$17,833	$41,732	$16,330
Average daily vessel expense (3)	$5,520	$4,917	$5,328	$5,119

Average number of vessels for
the period *(1), (2)	8	6	8	6
Number of TCE revenue days (Spot)	681	542	1,399	1,082

ULCC:
TCE revenue	$686	$(165)	$2,050	$(453)

Vessel expenses	327	406	813	1,184
Depreciation and amortization	504	526	1,006	999

Vessel Operating (Loss) Income	$(145)	$(1,097)	$231	$(2,636)

Average daily TCE	$7,540	$(1,814)	$11,323	$(2,504)
Average daily vessel expense (3)	$3,593	$4,462	$4,492	$6,541

Average number of vessels for
the period	1	1	1	1
Number of TCE revenue days	91	91	181	181

Panamaxes:
TCE revenue	$5,742	$3,197	$11,150	$6,321

Vessel expenses	1,675	1,723	3,494	3,622
Depreciation and amortization	1,449	1,255	2,869	2,429

Vessel Operating Income	$2,618	$219	$4,787	$270

Average daily TCE	$23,199	$12,997	$21,545	$12,250
Average daily vessel expense (3)	$6,136	$6,311	$6,435	$6,670

Average number of vessels for
the period	3	3	3	3
Number of TCE revenue days	247	246	517	516

Handysize Crude Oil Carriers-on time charter:
TCE revenue	$2,988	$2,948	$5,878	$5,830

Vessel expenses	461	641	1,078	1,195
Depreciation and amortization	714	714	1,428	1,427

Vessel Operating Income	$1,813	$1,593	$3,372	$3,208

Average daily TCE	$16,420	$16,200	$16,218	$16,106
Average daily vessel expense (3)	$2,533	$3,522	$2,978	$3,301

Average number of vessels for
the period	2	2	2	2
Number of TCE revenue days	182	182	362	362

Total Vessel Operating Income	$19,331	$1,830	$45,465	$1,813

*	includes two vessels chartered -in during the periods shown.
(1)	In September and October 2002, two Suezmax newbuildings were delivered.

(2) In June 2002, a Suezmax vessel previously chartered-in was purchased, and sold in a sale leaseback transaction. The vessel was chartered-in as an operating lease.
(3) Vessel expenses fluctuate based on the timing of Stores and Maintenance and repair expenses when comparing quarters and six month periods comparatively.
Fluctuations in each of the crude oil tanker groups were as follows:
     Suezmaxes: The increase in Vessel Operating Income of $13.9 million and $36.1 million for the three and six months ended June 30, 2003 over the comparable periods in 2002 was attributable to the increases in TCE revenues of $16.2 million for the three months and $40.7 million for the six months ended June 30, 2003. Increases in TCE revenue in this group was primarily the result of significant improvement in charter rates for our vessels which operate in the spot market (see Market Overview) coupled with 139 more operating days in the second quarter and 317 more for the six month period in 2003 compared to the same 2002 periods resulting from the delivery of two Suezmax newbuildings in the last half of 2002.

     Charter hire expense increased $0.3 million for the three months and $1.0 million for the six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. The increase was primarily related to the sale and leaseback of one vessel that began a new lease in June 2002. Depreciation and amortization expense increased $1.2 million and $2.3 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in 2002, resulting from depreciation for the two vessels acquired in the second half of 2002 and additional amortization of drydock expense.

     ULCC: The increase of $1.0 million for the three months and $2.9 million for the six months ending June 30, 2003 in Vessel operating income compared to the same 2002 periods was primarily attributed to increases in TCE revenues resulting from revenue earned from a short-term time charter that terminated in May 2003 compared to losses incurred during the three and six moths ended June 30, 2002 when the vessel was operating in the spot market and experienced a significant amount of unemployment. Decreases in vessel expense during the 2003 periods compared to the same 2002 periods are due to more routine maintenance performed on the vessel during its periods of unemployment in 2002 compared to 2003. Other fluctuations in vessel expenses from period to period are attributed to timing of various stores and maintenance and repair expenses.

     Panamaxes: The increase in Vessel Operating Income of $2.4 million for the three months and $4.5 million for the six months ending June 30, 2003 compared to the same 2002 periods was the result of increases in TCE revenues which was due to a significant improvement in charter rates for both periods in 2003 compared to the same periods in 2002. Fluctuations in vessel expenses from period to period are attributable to timing of various stores and maintenance and repair expenses.

     Handysize Crude Oil Carriers on Time Charter: There were small increases of $0.2 million for the three and six months ending June 30, 2003 in Vessel Operating Income compared to the same 2002 periods. There were no material fluctuations in revenue and only timing differences between comparable 2003 and 2002 periods for various stores and maintenance and repair expenses.

Product Carriers Results Of Operations
     Vessel Operating Income increased $5.5 million for the three months and $9.6 million for the six months ended June 30, 2003 over the comparable three and six months ended June 30, 2002. The increase in Vessel Operating

30

Income for the 2003 second quarter and six month period was attributable to the increases for both vessels operating in the spot market and for the product carriers operating on time charters (including the increase in profit sharing earned by two vessels in both 2003 periods over the 2002 periods).

BREAKDOWN BY FLEET:

In thousands, except daily rates & expenses, number of vessels and operating days

	For The		For The
	Three Months		Six Months
CLEAN FLEET:	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Products on spot:
TCE revenue	$5,185	$4,514	$13,390	$9,303

Vessel expenses	1,854	2,776	4,796	5,734
Charter hire expense	—	—	1,242	—
Depreciation and amortization	1,147	1,470	2,755	3,123

Vessel Operating Income	$2,184	$268	$4,597	$446

Average daily TCE	$13,449	$8,826	$13,336	$8,270
Average daily vessel expense (1)	$4,383	$5,084	$4,980	$4,947

Average number of vessels for
the period (2), (3)*	4.6	6.0	5.3	6.5
Number of TCE revenue days	390	511	1,010	1,124

Products on time charters:
TCE Revenue (4)	$25,755	$19,878	$46,962	$37,693

Vessel expense	6,175	5,941	12,291	11,096
Charter hire expense	1,253	—	1,253	—
Depreciation and amortization	5,116	4,306	9,615	8,223

Vessel Operating Income	$13,211	$9,631	$23,803	$18,374

Average daily TCE (4)	$15,159	$14,563	$15,159	$14,723
Average daily vessel expense (1)	$3,840	$4,352	$4,086	$4,336

Average number of vessels for
the period (5)*	18.6	15.0	17.1	14.1
Number of TCE revenue days	1,695	1,365	3,005	2,559

Total Vessel Operating Income	$15,395	$9,899	$28,400	$18,820

* includes one vessel chartered -in vessel. The vessel operated in the spot market from October 2002 (delivery date) until March 2003 and then went on time charter.

(1)	Vessel expenses fluctuate based on the timing of Stores and Maintenance and repair expenses when comparing quarters and six month periods comparatively.
(2)	During the second quarter of 2003, two vessels were sold. During the second quarter 2002, one vessel was sold.
(3)	A vessel was chartered-in during October 2002 for a one year period.
(4)	During the second quarter 2003, OMI recognized profit sharing of approximately $1.4 million compared to $0.9 million for the second quarter 2002. During the six months ended June 30, 2003, OMI recognized profit sharing of approximately $2.8 million compared to $2.2 million for the same period in 2002.
(5)	In January, March and April 2003, two handymax and one Panamax product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

     Fluctuations in each of the product carrier groups were as follows:

     Products–on spot: This group had an increase in Vessel Operating Income of $1.9 million for the three months and $4.2 million for the six months ended June 30, 2003 compared to the same periods in 2002. Increases in Vessel Operating Income was attributable to higher TCE revenue (although there were fewer revenue generating days in both periods in 2003) due to increased spot rates in 2003 in addition to revenue earned during the first quarter 2003 by a vessel chartered-in during October 2002. Additionally, vessel expenses were lower in the 2003 periods resulting from timing between comparative periods and a decrease in vessel expenses and depreciation expense as two product carriers were sold in 2003. Charter hire expense increased for a portion of the six months ended June 30, 2003 for the chartered-in product carrier, which began in October 2002 and operated in the spot market until March 2003.

     Products–on time charter: Vessel Operating Income increased $3.6 million for the three months and $5.4 million for the six months ended June 30, 2003 compared to the same periods in 2002. Increases in Vessel Operating Income were attributable to increases in TCE revenue of $5.9 million for the three months and $9.2 million for the six months ended June 30, 2003 compared to the same periods of 2002. The increase in TCE revenue was the result of 330 more operating days for the three months and 446 more operating days for the six months ended June 30, 2003 due to more operating days in 2003 for the three newbuilding vessels delivered during 2002, the vessel chartered–in during 2002 that began a time charter in the second quarter of 2003 and three vessels delivered during first half of 2003. Profit sharing for two vessels were incrementally higher in 2003 than in 2002 reflecting better rates in the marketplace. Vessel expenses and depreciation expense were higher in the 2003 periods compared to the 2002 periods because of the acquisition of six additional vessels in 2002 and 2003.

     Five vessels with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate). During the second quarter 2003, we recognized profit sharing of approximately $1.4 million compared to $0.9 million for the second quarter 2002. During the six months ended June 30, 2003, we recognized profit sharing of approximately $2.8 million compared to $2.2 million for the same period in 2002.

     In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue until the threshold is reached.

Other Operating Expenses

     The Company’s operating expenses, other than vessel, voyage, charter hire expenses and depreciation and amortization, are general and administrative (“G&A”) expenses and loss on disposal of assets-net. These expenses increased by $0.7 million to $ 4.0 million for the three months and increased $4.9 million to $11.7 million for the six months ended June 30, 2003 compared to the same periods in 2002. The increases were primarily attributable to the following:

     General and administrative—G & A increased $0.7 million for the three months and $1.9 million for the six months ended June 30, 2003 compared to the same periods in 2002. The increases were due primarily to additional expenses as a result of a larger fleet in 2003. We also anticipate G & A expense to be higher in 2003 because of the additional expense related to implementing the requirements to be compliant with the Sarbanes-Oxley Act of 2002.

     Loss on disposal of assets-net- For the six months ended June 30, 2003, a loss of $3.2 million was recorded resulting from the sale of two 1984 built product carriers in April and May 2003. For the six months ended June 30, 2002, a net loss of $0.3 million was recorded primarily from the sale of a 1988 product carrier in April 2002.

Other (Expense) Income

     Other (expense) income consists of loss on disposal of investments, interest expense and interest income. Net other expense decreased by $1.2 million from $6.7 million during the three months ended June 30, 2002 to $5.5 million for the three months ended June 30, 2003. Net other expense decreased by $0.3 million from $11.9 million during the six months ended June 30, 2002 to $11.5 million for the six months ended June 30, 2003.

     During the three and six months ended June 30, 2002, we recorded a net loss on the disposal of investments aggregating approximately $0.9 million in both periods. The loss was offset in part by a net gain on the disposal of marketable securities of $0.3 million for the three months and six months ended June 30, 2002.

     Interest expense during the three months ended June 30, 2003 decreased $0.7 million compared to the three months ended June 30, 2002 and decreased $31,000 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was primarily a result of lower interest rate margins negotiated in 2003 and lower LIBOR rates (see breakdown in the table below). Interest expense was less in 2003 despite the increase in the average outstanding debt for the second quarter 2003 of $38.4 million from the second quarter 2002 average debt balance of $479.3 million and increase of $45.1 million for the six months ended June 30, 2003 from the 2002 six month average debt balance of $465.5 million. Debt increased in 2003 due to additional borrowings for acquisitions above that of repayments, scheduled and from the disposal of vessels. The following table is a breakdown of Interest expense for the three and six months ended June 30, 2003 and 2002:

	For The		For The
	Three Months		Six Months
	Ended June 30,		Ended June 30,
In millions	2003	2002	2003	2002

Interest before swaps interest,
capitalized interest &
amortization of debt issue
costs	$4.2	$5.5	$9.3	$9.9
Impact of swaps	1.2	1.0	2.2	2.2
Capitalized interest	(0.3)	(0.8)	(0.8)	(1.7)
Amortization of debt issue
cost	0.4	0.5	1.0	1.3

Interest expense	$5.5	$6.2	$11.7	$11.7

      Interest income decreased $0.1 million during the three months and $0.2 million during the six months ended June 30, 2003 compared to the three and six months ended June 30, 2002. The decrease was primarily due to lower average rates on cash equivalents and lower Notes receivable balances in 2003.

Income Tax Benefit

     The income tax benefit of $0.3 million for the six months ended June 30, 2002, represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

Balance Sheet

At June 30, 2003, Accumulated other comprehensive loss was decreased by $0.4 million to $5.9 million to reflect the fair value of interest rate swaps and future rate agreements (“FRAs”) (see Financing Activities).

     During the period ended June 30, 2003, changes in Vessels and other property-net were as follows:

•
Vessels and other property increased a net of $83.8 million; $98.4 million was from the reclassification from construction in progress as vessels were delivered and the final payment for the delivery of three newbuildings the MOSELLE, ROSETTA and OTTAWA. Other increases of $0.5 million were for capitalized interest and capital expenditures for vessels owned(seeInvesting Activities).The increase was offset by a decrease of $15.1 million for the disposal of the two product carriers in 2003.

•
Construction in progress decreased a net of $11.1 million; $30.1 million was from the reclassification of construction payments for the MOSELLE, ROSETTA and OTTAWA upon delivery to Vessels. The decrease was offset by increases of $19.0 million primary for construction installment payments and capitalized interest on five vessels under construction during the six months ended June 30, 2003.

•	Accumulated depreciation increased a net of $18.7 million from the balance at December 31, 2002. Depreciation and amortization for the six months ended June 30,2003 was $24.4 million (including $2.2 million for amortization of drydock expense). Accumulated depreciation was reduced by $3.5 million for the disposal of the two product carriers in 2003.

     Other assets and deferred charges included the deposits of $8.7 million for the two Suezmax vessels delivered in August 2003.

     Current portion of long-term debt was reduced by $19.6 million at June 30, 2003. The reduction resulted from the unscheduled payments on the Company’s two reducing revolving credit facilities, which can be drawn down in future periods. Since we did not borrow all funds available in these two credit facilities, quarterly future payments in the next 12 months are not currently required unless we drawdown an additional $40.6 million.

Liquidity and Capital Resources

     Cash Flows

      Cash and cash equivalents of $24.8 million at June 30, 2003 decreased $16.1 million from cash and cash equivalents of $40.9 million at December 31, 2002. The Company’s working capital decreased by $1.0 million between June 30, 2003 and December 31, 2002 to $7.0 million at

June 30, 2003. Current assets decreased $19.4 million resulting from various fluctuations including the decrease in Cash and cash equivalents and Other prepaid expenses and current assets at June 30, 2003. Current liabilities decreased $18.3 million at June 30, 2003, primarily because of the reduction in current portion of long-term debt of $19.6 million discussed above in the Balance Sheet section.

      The following were the net changes in Operating, Investing and Financing Activities for the periods presented:

	For The Six Months
	Ended June 30,
Condensed Cash Flows	2003	2002	Change

(in millions)
(Unaudited)

Provided (used) by:
Operating Activities	$83.9	$24.6	$59.3
Investing Activities	(86.9)	(35.4)	(51.5)
Financing Activities	(13.1)	27.6	(40.7)

Net (Decrease) Increase in Cash and
Cash Equivalents	(16.1)	16.8	(32.9)
Cash and Cash Equivalents at the
Beginning of the Year	40.9	17.7	23.2

Cash and Cash Equivalents at the
End of the Period	$24.8	$34.5	$(9.7)

Operating Activities

     Net cash provided by operating activities increased $59.3 million to $83.9 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $24.6 million for the six months ended June 30, 2002 (see Results of Operations and Segment Information sections).

     As of June 30, 2003, the available debt undrawn under all credit facilities was $64.2 million. Currently, approximately $80.0 million of undrawn debt is available. The Company’s debt to total capitalization (total debt plus stockholders’ equity) at June 30, 2003 was 51 percent and net debt to total capitalization was 50 percent (net debt is total debt less cash and cash equivalents and net capitalization is total debt plus stockholders’ equity less cash and cash equivalents). The Company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

Investing Activities

     Cash used by investing activities was $86.9 million for the six months ended June 30, 2003, compared to cash used by investing activities of $35.4 million for the six months ended June 30, 2002. During 2003, $96.5 million was used for the additions to vessels (see Balance Sheet section):

•	$41.6 million was used for the purchase of two product carriers delivered during the first quarter,

•	$26.3 million was used for the purchase of the Panamax vessel in April 2003,

•	$8.7 million used for deposits for the purchase of two Suezmax tankers in August 2003,

•	$18.6 million was paid for vessels under construction, and

•	1.3 million was used for capital expenditures for improvements to existing vessels and capitalized interest

     Cash was used during the six months ended June 30, 2002 primarily for additions to vessels of $116.6 million:

•	$65.5 million was used for the purchase of three product carriers,

•	$44.9 million was used to purchase a vessel previously chartered–in, the COLUMBIA,

•	$3.0 million installment payments for vessels under construction, and

•	$3.2 million for capital xpenditures for improvements to existing vessels and capitalized interest

     During the six months ended June 30, 2003, we sold two product carriers, and we received proceeds from dispositions aggregating approximately $9.6 million. During the six months ended June 30, 2002, we received proceeds of approximately $58.0 million as a result of the sale and lease back a Suezmax vessel (the COLUMBIA) and the sale of a product carrier.

Financing Activities

     Cash used by financing activities was $13.1 million for the six months ended June 30, 2003, compared to cash provided by financing activities of $27.6 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, there was $72.5 million in principal payments ($10.8 million were scheduled payments, $61.7 million were unscheduled prepayments on the revolving lines of credit) and there was $63.1 million in proceeds from the issuance of debt for the purchase of three vessels and construction in progress payments.

     During the six months ended June 30, 2002, there was $47.7 million in principal payments ($21.8 million for scheduled payments, $49.3 million for two vessels that were refinanced under a new credit facility in March 2002, $6.0 million for a vessel sold in April 2002, and $20.0 million paid down on the liquidity facility), and $49.3 million for two vessels that were refinanced under a new credit facility in March 2002. There was $60.9 million in proceeds from the issuance of debt for the purchase of three vessels and $65.0 million was drawn down on the new credit facility for the refinancing of two vessels.

     All of our loan agreements contain restrictive covenants as to certain cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the Company’s ability to make certain payments, such as dividends and repurchase of its stock. As of June 30, 2003, the Company was in compliance with its covenants.

     At June 30, 2003, OMI had $501.2 million in debt outstanding. The following describes changes to the Company’s debt facilities during the six months ended June 30, 2003:

2003 Financing Transactions

     On June 13, 2003, the Company obtained an eight-year $64.8 million term loan to partially finance the purchase of two Panamax newbuildings, one of which was delivered in April 2003 and the other of which was delivered in July 2003. At June 30, 2003, the balance of the loan was $32.4 million. An additional $32.4 million was drawn in July 2003 upon the delivery of the second newbuilding. Each tranche of $32.4 million is being repaid in 32 quarterly installments (the first 20 at $0.87 million and next 12 at $0.5 million) plus a balloon of $9.0 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus a margin of 0.90%.

     In June 2003, we arranged for two eight-year term loans aggregating $68.8 million to partially finance two 2000 built double-hull Suezmax tankers, the HUDSON and the POTOMAC, upon delivery of the vessels in August 2003. The loans bear interest at LIBOR plus a fixed margin of 1.25%. One loan will be repaid in 16 semi-annual payments of $1.33 million plus a balloon payment of $13.2 upon maturing in August 2011. The other loan requires 32 quarterly payments of $0.65 million plus a balloon payment of $13.5 million when the loan matures in August 2011.

     On March 14, 2003, the Company consolidated, amended and restated two loan agreements. The modification resulted in a reducing revolving credit facility in the amount of $245.0 million (“$245 Facility”), which matures on March 14, 2010. The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is secured by 16 vessels after the disposal of two product carriers in April and May 2003. The $245 facility was amended after the dispositions as follows:

•	the facility was reduced by approximately $6.9 million,
•	the first 20 quarterly reductions became $4.7 million,
•	the next 7 quarterly reductions became $4.0 million, and
•	the balloon and final payment is $115.3 million.

Financial Instruments

     As of June 30, 2003, the Company had interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest-rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of June 30, 2003, we had various interest rate swaps/FRAs aggregating $390.2 million before margins on various debt tranches within a range of 1.79% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of June 30, 2003, the Company had recorded a liability of $5.9 million related to the fair market value of these hedges and a corresponding charge to Other comprehensive income.

Outlook

     The EPS of $0.67 basic and $0.66 diluted EPS ($0.71 basic EPS before the loss on disposal of assets) during the six months ended June 30, 2003 more than tripled the earnings for the 12-months EPS for 2002 of $0.22. The tanker rate environment was stronger than a typical second quarter, which is normally a seasonally weaker quarter compared to the winter months (See Market Overview for factors effecting continued improvement in the marketplace for 2003).

     We have taken steps to preserve and increase future earnings: we modified approximately $245 million of existing indebtedness at a decreased margin over LIBOR; the loan increased our liquidity and extended the term to 2010; and we ordered new product carriers, three of which are backed by five year time charters with one of the world’s leading oil companies. Those charters commence at the delivery of the vessels next year and provide for a profitable base rate as well as profit sharing to allow us to benefit further in strong tanker markets. With debt to total capitalization at 51% and approximately $100 million in cash and other liquidity, we are in the strongest financial position in our history.

     We have recently taken delivery of the second Panamax newbuilding in July 2003 (the first was delivered in April) both of which began five-year time charters upon delivery. Two 2000 built Suezmax tankers were recently delivered to us in August 2003, which increases our exposure to the spot market. As mentioned previously, four newbuildings are scheduled for delivery from shipyards in 2004, three of which will begin five year time charters at that time.

Capital Expenditures

2003 Drydocks

We anticipate drydocking approximately six vessels during the second half of 2003 (two vessels completed drydocks during the second quarter of 2003). The estimated aggregate cost of the remaining six drydocks is $3.1 million, and the vessels will incur approximately 125 off-hire days. Currently, we plan to drydock three product carriers in the third quarter for an aggregate of 66 days with a projected cost of $1.8 million and two product carriers and one handysize crude oil carrier in the fourth quarter for an aggregate of 59 days with a projected cost of $1.3 million. The following is a breakdown of the estimated drydock cost (in millions) for the second half of 2003 and allocation of off-hire days by vessel type and charter type (Spot or TC):

	Number of Days	Cost

Clean:

Handymax and Handysize-TC	88	$2.0
Handysize (single hull)-Spot	22	0.6

Crude:

Handysize-TC	15	0.5

Total	125	$3.1

Capital Expenditures for Vessel Purchases

      OMI has commitments to purchase four product carriers currently under construction, three of which begin time charters upon delivery. We took delivery earlier in the third quarter of one Panamax product carrier, which has commenced a five-year time charter and two 2000 built Suezmax tankers. Construction and delivery payments in the last two quarters of 2003 will aggregate approximately $114.0 million ($77.9 million was paid for the two Suezmax vessels in August 2003, $27.6 million to be paid in the third quarter, which includes the delivery of a vessel and $8.4 million in the fourth quarter for the product carriers) and approximately $87.2 million will be paid in 2004 for the remaining four product carriers. Bank financing will provide most of the amounts to be paid.

Other Commitments

Other Matters

During June 2003, OMI agreed to purchase two 2000 built double-hull Suezmax tankers for an aggregate of $98.5 million (see Capital Expenditures for Vessel Purchases), which includes the issuance of two million shares of OMI common stock at $6.00 per share (valued at $12.0 million). The share price has been guaranteed by OMI at a minimum of $5.70 per share. The guarantee is valid for six months from the date the shares were registered and applies to the difference between the average closing price for the last ten trading days of the guarantee period and the $5.70 per share. Any shortfall will be compensated by us in cash but only with respect to shares unsold by the seller of the vessels. We shall be relieved of this guarantee obligation in the event that our stock has been traded on the NYSE at or above $6.00 for 20 consecutive trading days within six months from the shares having been registered. Additionally, the seller has agreed to pay us the difference between $20,000 per day time charter equivalent rate and the time charter equivalent rate actually earned for each of the Suezmax tankers for a 365 day period which commenced upon delivery of the vessels.

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

Critical Accounting Policies

      There have been no significant changes to our critical accounting policies during the six months ended June 30, 2003 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Newly Issued Accounting Standards

     The Financial Accounting Standards Board “FASB” recently issued Statements of Financial Accounting Standards (“SFAS”), which are summarized as follows:

     SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial position or results of operations.

     SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS 149 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149, which the Company adopted in 2003, did not have an effect on the Company’s financial position or results of operations.

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

FORWARD LOOKING INFORMATION

      This release contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Wherever we use the words “believes,” “estimates,” “expects,” “plan” “anticipates” and similar expressions identify forward-looking statements. Our forward-looking statements include, without limitation: estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates; estimates of when new vessels will be delivered by shipyards and secondhand purchasers will be delivered by the sellers to the Company and when they may be chartered by customers; estimates of when vessels may be contracted for sale and delivered to buyers; estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels; statements as to the projected development of the Company’s strategy and how it may act to implement its strategy; estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefore; estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets; estimates of the number of drydockings of vessels, their costs and the number of related offhire days; estimates of capital requirements and the sources of the funding; statements regarding financial hedges and their affects.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risks

Market Risk

     The Company's major market risk exposure is changing interest rates. The majority of OMI’s debt was floating rate debt at June 30, 2003 and December 31, 2002. At June 30, 2003, the floating rate debt was $500.5 million ($332.5 million of which was fixed with interest-rate swaps) of the $501.2 million total debt, and at December 31, 2002, the floating rate debt was $509.6 million ($115.0 million of which was fixed with interest-rate swaps) of the $510.6 million total debt. Based on the floating rate debt at June 30, 2003, a one-percentage point increase in the floating interest rate would increase interest expense by $1.7 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $0.7 million as of June 30, 2003, and $1.0 million as of December 31, 2002, respectively. Based on the fixed rate debt at December 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

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

     The Company has interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps/FRA’s are designated as cash flow hedges. These swap/FRA contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income. As of June 30, 2003, we had various interest rate swaps/FRAs aggregating $390.3 million (which includes a notional amount of $57.8 million on an interest rate swap that commences in 2004) on various debt tranches within a range of 1.79% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of June 30, 2003, the Company has recorded a liability of $5.9 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the

Exchange Act"). These Rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this report (“Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

b. Changes in internal controls

We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, thereof.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

                None.

Item 2 - Changes in Securities

                None.

Item 3 - Defaults upon Senior Securities

                None.

Item 4 – Submission of Matters to a Vote of Security Holders

      The 2003 annual meeting of stockholders of the Company was held on May 22, 2003. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The three Class II directors below whose terms expired in 2003 were re-elected for new three year terms (expiring in 2006) at this Annual Meeting.

	Number of Votes For	Withheld

Edward Spiegel	69,773,803	690,931
Craig H. Stevenson, Jr.	69,755,970	708,764
James D. Woods	69,775,728	689,006

Directors whose terms continue include Messrs. Robert Bugbee, James N. Hood and Philip J. Shapiro, Class I directors whose terms expire in 2005 and Michael Klebanoff and Donald C. Trauscht, Class III directors whose terms expire in 2004.

(ii) The Board of Directors appointed Deloitte & Touche LLP as auditors of OMI and various subsidiaries for the year 2003. Deloitte & Touche LLP were ratified as auditors for 2003.

Number of Votes For	Against	Withheld

69,571,681	841,798	51,255

(iii) The approval of the OMI Corporation 2003 Stock Incentive Plan.

Number of Votes For	Against	Withheld

37,338,801	10,301,992	1,178,803

Item 5 - Other Information

The Company makes available free of charge through its website, www.omnicorp.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company inadvertently omitted this information from its 2002 Form 10-K filed March 31, 2003.

Item 6 - Exhibit and Reports on Form 8-K

a. Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2003 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2003 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

b. Reports on Form 8-K

        On July 23, 2003, OMI filed a Form 8-K announcing OMI’s second quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	August 14, 2003	By:	/s/ Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	August 14, 2003	By:	/s/ Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer