Form 10-Q
period 2003-09-30
OMI CORP/M I
filed 2003-11-10
CIK 1061571

Being Filed Pursuant to Rule 901 (d) of Regulation S-T

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the period from_______________________ to _______________________

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

YES X    NO__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES X   NO__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2003 :

Common Stock, par value $0.50 per share 79,813,312 shares

OMI CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Revenues:
Voyage revenue	$37,842	$22,182	$146,526	$71,116
Time charter revenue	34,354	24,481	87,264	68,033

Subtotal	72,196	46,663	233,790	139,149
Voyage expense	12,368	8,698	36,102	24,810

Time charter equivalent revenue	59,828	37,965	197,688	114,339
Other revenue	8	45	125	94

Time charter equivalent and other revenues	59,836	38,010	197,813	114,433

Operating Expenses:
Vessel	14,345	11,104	42,424	38,335
Charter hire	5,335	4,288	16,373	12,210
Depreciation and amortization	13,524	11,074	37,958	31,714
General and administrative	3,387	3,701	11,914	10,280
Loss on writedown/disposal of assets	7,558	—	10,773	289

Total operating expenses	44,149	30,167	119,442	92,828

Operating Income	15,687	7,843	78,371	21,605

Other (Expense) Income:
Gain (loss) on disposal of investments-net	618	—	618	(547)
Interest expense	(5,613)	(6,417)	(17,315)	(18,150)
Interest income	80	129	266	549

Net Other Expense	(4,915)	(6,288)	(16,431)	(18,148)

Income before Income Taxes	10,772	1,555	61,940	3,457

Benefit for Income Taxes	—	1,099	—	1,406

Net Income	$10,772	$2,654	$61,940	$4,863

Basic Earnings Per Share	$0.14	$0.04	$0.80	$0.07

Diluted Earnings Per Share	$0.14	$0.04	$0.80	$0.07

Weighted Average Shares Outstanding:
Basic	78,151	70,279	77,283	70,269
Diluted	78,445	70,475	77,778	70,475

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current Assets:
Cash, including cash equivalents:
2003-$17,642; 2002-$38,883	$20,884	$40,890

Receivables:
Traffic receivables, net of allowance for doubtful accounts of $1,980 in 2003 and $1,255 in 2002	18,277	15,968
Other	3,230	3,380
Other prepaid expenses and current assets	10,535	8,580
Vessels held for sale	15,360	—

Total Current Assets	68,286	68,818

Vessels and other property, at cost	1,167,480	974,685
Construction in progress	20,037	37,857

Total vessels and other property	1,187,517	1,012,542
Less accumulated depreciation	135,855	109,732

Vessels and other property-net	1,051,662	902,810

Drydock costs-net of amortization	3,057	6,740
Other assets and deferred charges	13,395	11,253

Total Assets	$1,136,400	$989,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,406	$12,144
Accrued liabilities:
Deferred charter hire revenue	6,308	3,984
Voyage and vessel	6,434	3,090
Interest	2,596	3,501
Other	7,149	3,859
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	21,369	32,602

Total Current Liabilities	55,819	60,737

Long-term debt	553,655	477,959
Other liabilities	3,865	6,459
Deferred gain on sale of vessels	5,476	6,644
Stockholders’ equity	517,585	437,822

Total Liabilities & Stockholders’ Equity	$1,136,400	$989,621

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(IN THOUSANDS)
(UNAUDITED)

					Unearned	Accumulated	Total
					Compensation	Other Com-	Stock-
	Common Stock		Capital	Retained	Restricted	prehensive	holders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Loss	Equity	Income

Balance at January 1, 2003	76,779	$38,390	$321,447	$87,932	$(3,658)	$(6,289)	$437,822
Comprehensive income:
Net income				61,940			61,940	$61,940
Derivative gains						2,594	2,594	2,594

Comprehensive income								$64,534

Issuance of common stock	2,000	1,000	10,989				11,989
Exercise of stock options	536	268	2,164				2,432
Issuance of restricted stock awards	498	249	3,159		(3,408)		—
Amortization of restricted stock					808		808

Balance at September 30, 2003	79,813	$39,907	$337,759	$149,872	$(6,258)	$(3,695)	$517,585

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES :
Net income	$61,940	$4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of vessels and other property	37,958	31,714
Loss on writedown/disposal of assets	10,773	289
(Gain) loss on disposal of investments	(618)	547
Amortization of deferred gain on sale of vessels	(1,168)	(914)
Amortization of debt issue costs	1,430	1,839
Amortization of restricted stock awards	808	774
Deferred income taxes	—	(1,406)

Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(4,336)	3,698
Increase (decrease) in accounts payable and accrued liabilities	6,369	(4,829)
Decrease in other assets and deferred charges	27	862
Decrease in other liabilities	—	(853)
Other	(5)	102

Net cash provided by operating activities	113,178	36,686

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property	(205,274)	(162,534)
Proceeds from disposition of vessels	9,555	58,009
Payments for drydocking	(1,350)	(3,985)
Proceeds from disposition of joint venture	686	—
Proceeds from notes receivable	37	6,737
Proceeds from investments	—	6,129
Escrow of funds	750	11,750

Net cash used by investing activities	(195,596)	(83,894)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from debt refinanced	—	65,000
Payments on debt refinanced	—	(49,410)
Proceeds from issuance of debt	172,274	102,929
Payments on debt	(107,811)	(56,262)
Payments for debt issue costs	(4,472)	(1,429)
Proceeds from issuance of common stock	2,421	—

Net cash provided by financing activities	62,412	60,828

Net (decrease) increase in cash and cash equivalents	(20,006)	13,620
Cash and cash equivalents at beginning of year	40,890	17,730

Cash and cash equivalents at end of period	$20,884	$31,350

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Principles of Consolidation

OMI Corporation ("OMI" or the "Company"), is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commissions instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial state ments should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

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

Newly Issued Accounting Standards—The Financial Accounting Standards Board "FASB" recently issued Statements of Financial Accounting Standards ("SFAS"), which are summarized as follows:

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and for all such instruments on July 1, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial statements.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities "was issued in April 2003. SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar r esponse to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149, adopted by the Company effective July 1, 2003, did not have an effect on the Company’s financial statements.

Note 1 - Basis of Presentation and Principles of Consolidation (continued)

SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" was issued in December 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123 for stock options existing prior to January 1, 2003. The Company has also elected the prospective method for recognizing fair value on stock options granted after January 1, 2003. The disclosure provisions under SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under "Stock-Based Compensation."

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company’s financial statements.

Stock-Based Compensation — The Company has elected to adopt SFAS 123, as amended by SFAS 148 to account prospectively for stock options issued after December 31, 2002 using the fair value method as compensation expense. Previous grants of stock options are accounted for by using the intrinsic value method in accordance with APB Opinion 25. Accordingly, when stock options were granted prior to January 1, 2003 at fair market value, no compensation expense was recognized for stock options issued under the Company’s stock option plans. The Company records compensation expense for other stock-based compensation awards, such as restricted stock awards, over the vesting

Note 1 – Basis of Presentation and Principles of Consolidation (continued)

periods. The Company has adopted the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Accordingly, the following pro forma disclosures illustrate the effect on net income and earnings per share as if the fair value based method of accounting, as set forth in SFAS 123, had been applied.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$10,772	$2,654	$61,940	$4,863

Deduct:
Stock based compensation expense determined by using the fair value method	23	167	117	489

Pro forma net income	$10,749	$2,487	$61,823	$4,374

Basic earnings per common share:
Net income per common share, as reported	$0.14	$0.04	$0.80	$0.07

Net income per common share, as pro forma	$0.14	$0.04	$0.80	$0.06

Diluted earnings per common share:
Net income per common share, as reported	$0.14	$0.04	$0.80	$0.07

Net income per common share, as pro forma	$0.14	$0.04	$0.79	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month period: no dividend yield; expected volatility of 72.5%; risk-free interest rate of 2.82%; and the weighted average expected lives of options for the three and nine months ended September 30, 2003 was 3.6 years and 3.9 years for the three and nine months ended September 30, 2002. There were no options granted during the nine months ended September 30, 2003 and 30,000 options granted at a grant price of $3.93 during the nine months ended September 30, 2002.

Restricted Stock

In September 2003, OMI awarded and issued 498,314 shares of restricted stock to employees, executive officers and directors for a total value at the date of grant of approximately $3,408,000. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five.

As of September 30, 2003, the Company had granted an aggregate of 1,418,314 shares of restricted stock to certain of its employees, executive officers and directors. The market value of restricted stock awarded totaled an aggregate of approximately $8,609,000 on the respective grant dates in July 2001, April 2002 and September 2003,and was recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the vesting periods. During the three months ended September 30, 2003 and 2002, we recognized $289,000 and $260,000, respectively, of compensation expense related to restricted stock. For the nine months ended September 30, 2003 and 2002, we recognized compensation expense related to restricted stock of $808,000 and $774,000, respectively.

Note 2 – Credit Facilities and Loan Agreements

As of September 30, 2003 the Company’s debt and credit arrangements consisted of the following (in thousands):

Loans under bank credit agreements at a margin plus variable rates of the London Interbank Offering Rate ("LIBOR") (1) (2)	$574,675
7.00% Convertible Note due 2004	349

Total	575,024
Less current portion of long-term debt	21,369

Long-term debt	$553,655

(1) Rates at September 30, 2003 ranged from 2.0625 percent to 3.75 percent (including margins).

(2) As of September 30, 2003, OMI had various interest rate swaps and Future Rate Agreements ("FRA’s") that fix notional amounts aggregating $337,650,000 of variable rate debt ranging from 1.172% to 4.86% (excluding margins) with maturity dates ranging from December 2003 to October 2005.

All of our loan agreements contain restrictive covenants as to certain cash, net worth, maintenance of specified financial ratios and collateral values.  They also restrict the Company’s ability to make certain payments, such as dividends and repurchase its stock.  As of September 30, 2003, the Company was in compliance with its covenants.

2003 Financing Transactions

In June 2003, we obtained an eight-year $64,800,000 term loan to partially finance the purchase of two Panamax newbuildings, delivered in April and July of 2003. The loan comprises two tranches; each tranche of $32,400,000 is being repaid in 32 quarterly installments (the first 20 at $870,000 and next 12 at $500,000) plus a balloon of $9,000,000 due with the last installment. At September 30, 2003, the balance of the loan was $63,930,000. The outstanding balance of the loan bears interest at LIBOR plus a margin of 0.90%.

In August 2003, we obtained two eight-year term loans aggregating $68,775,000 (which is the outstanding balance at September 30, 2003) to partially finance two 2000 built double-hull Suezmax tankers, delivered in August 2003. The loans bear interest at LIBOR plus a fixed margin of 1.25%. One loan will be repaid in 16 semi-annual payments of $1,330,000 plus a balloon payment of $13,195,000 upon maturing in August 2011. The other loan requires 32 quarterly payments of $650,000 plus a balloon payment of $13,500,000 when the loan matures in August 2011.

In March 2003, we consolidated, amended and restated two loan agreements. The modification resulted in a reducing revolving credit facility in the amount of $245,000,000 ("$245 Facility"), which matures on March 14, 2010.  The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is now collateralized by 15 vessels after the disposal of three product carriers in April, May and November 2003. The $245 Facility was amended after the dispositions as follows:

  the Facility was reduced by approximately $4,620,000,
  the first 20 quarterly reductions became $4,540,000,
  the next 7 quarterly reductions became $3,860,000, and
  the balloon and final payment is $115,250,000.

  Note 2 – Credit Facilities and Loan Agreements (continued)

  As of September 30, 2003, the available debt undrawn under all credit facilities was $78,786,000. During October 2003, the Company’s $348 Facility was reduced by $8,040,000 for the sale of one product tanker. Upon the sale of another product tanker (expected in November), the Facility will be reduced by $7,609,000. Currently, approximately $70,746,000 of undrawn debt is available.

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

  As of September 30, 2003, the Company had interest rate swaps and Future Rate Agreements ("FRA’s") to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated and qualify as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

  OMI entered into interest rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of September 30, 2003, we had various interest rate swaps/FRAs aggregating $395,490,000 (which includes a notional amount of $57,840,000 on an interest rate swap that commences in 2004) on various debt tranches within a range of 1.172% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset p eriods). As of September 30, 2003, the Company has recorded a liability which is included in Other liabilities in the Balance Sheet of $3,695,000 related to the fair market value of these hedges and a corresponding charge to Other comprehensive income.

  Note 4 – Earnings Per Common Share

  The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note due 2004, to the extent dilutive.

  The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(in thousands, except per share amounts)	2003	2002	2003	2002
Basic earnings per share:
Weighted average common shares outstanding	78,151	70,279	77,283	70,269

  Note 4 – Earnings Per Common Share (continued)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Diluted earnings per share:
Weighted average common shares
outstanding	78,151	70,279	77,283	70,269
Options	294	196	495	206

Weighted average common shares
Outstanding-diluted	78,445	70,475	77,778	70,475

Basic earnings per share:
Net income	$0.14	$0.04	$0.80	$0.07

Diluted earnings per share:
Net income	$0.14	$0.04	$0.80	$0.07

  The effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 because the average price of OMI’s stock was less than the stock conversion price of $7.375.

  Note 5 – Supplemental Cash Flow Information

  During the nine months ended September 30, 2003 and 2002 interest paid totaled approximately $17,113,000 and $19,063,000, respectively.

  During August 2003, OMI issued two million shares of OMI common stock at $6.00 per share as partial payment on two 2000 built Suezmax tankers.

  During March 2002, OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000.

  Note 6 – Acquisitions

  During 2003, OMI took delivery of four newbuildings and two Suezmax tankers, as follows:

Vessel	Delivered	Type of Vessel	Capitalized Cost (1)	Charter Expiration
			(in thousands)

MOSELLE	January 2003	Handymax	$30,292	January 2006
ROSETTA	March 2003	Handymax	30,460	March 2006
OTTAWA	April 2003	Panamax	37,867	April 2008
TAMAR	July 2003	Panamax	37,824	July 2008
HUDSON	August 2003	Suezmax	49,226	SPOT
POTOMAC	August 2003	Suezmax	49,202	SPOT

Total			$234,871

    See Note 2 for financing of new vessels.

  Note 7 – Disposal of Vessels

  During September 2003, OMI agreed to sell two single-hull product carriers built in 1989 and 1990 for an aggregate sales price of approximately $16,000,000. One vessel was delivered in October and the

  Note 7 – Disposal of Vessels (continued)

  other is scheduled for November 2003. The aggregate loss on disposal of these vessels of $7,558,000 resulting from the writedown to the net realizable values was recognized and recorded to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003.

  During the second quarter 2003, OMI sold two 1984 built single-hull product carriers for an aggregate sales price of approximately $9,555,000, one of which was delivered in April 2003, and the other was delivered in May 2003. For the nine months ended September 30, 2003, a loss on disposal of $3,215,000 was recorded to the Condensed Consolidated Statements of Income resulting from sale of these vessels.

  During October 2003, OMI agreed to sell a 1989 built single hull product carrier. The vessel is scheduled for delivery in November 2003 and will result in a loss of approximately $3,500,000, which will be recognized in the fourth quarter.

  Note 8 – Financial Information Relating to Segments

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

  The following is a summary of the operations by major operating segments for the three and nine months ended September 30, 2003 and September 30, 2002:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(in thousands)	2003	2002	2003	2002
Total Revenues:
Crude Oil Tanker Fleet	$34,915	$19,164	$130,931	$60,756
Product Carrier Fleet	37,281	27,499	102,859	78,393

Subtotal	72,196	46,663	233,790	139,149
Other	8	45	125	94

Total	$72,204	$46,708	$233,915	$139,243

Time Charter Equivalent Revenues: (1)
Crude Oil Tanker Fleet	$24,443	$12,432	$101,951	$41,810
Product Carrier Fleet	35,385	25,533	95,737	72,529

Total	$59,828	$37,965	$197,688	$114,339

Income (loss) before income taxes:
Crude Oil Tanker Fleet	$5,213	$(3,485)	$45,510	$(6,111)
Product Carrier Fleet (2)	7,596	8,528	25,283	19,443
General and administrative expense not allocated to vessels	(2,133)	(2,755)	(8,082)	(7,356)
Other (3)	96	(733)	(771)	(2,519)

Total	$10,772	$1,555	$61,940	$3,457

  Note 8 – Financial Information Relating to Segments (continued)

    The Company uses time charter equivalent revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter ("TC") revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

  The following is a reconciliation of TCE revenue for the three months ended September 30, 2003:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$34,915	$37,281	$72,196
Voyage Expenses	10,472	1,896	12,368

TCE Revenue	$24,443	$$35,385	$59,828

  The following is a reconciliation of TCE revenue for the three months ended September 30, 2002:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$19,164	$27,499	$46,663
Voyage Expenses	6,732	1,966	8,698

TCE Revenue	$12,432	$25,533	$37,965

  The following is a reconciliation of TCE revenue for the nine months ended September 30, 2003:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$130,931	$102,859	$233,790
Voyage Expenses	28,980	7,122	36,102

TCE Revenue	$101,951	$95,737	$197,688

  The following is a reconciliation of TCE revenue for the nine months ended September 30, 2002:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$60,756	$78,393	$139,149
Voyage Expenses	18,946	5,864	24,810

TCE Revenue	$41,810	$72,529	$114,339

  2.   Operating income includes Loss on writedown/disposal of assets-net of $7,558,000 for the three months and $10,773,000 for the nine months ended September 30, 2003 and $289,000 for the nine months ended September 30, 2002.

  3.   Other income includes a gain on the settlement of an investment of $618,000 for the three and nine months ended September 30, 2003, and a $547,000 loss on disposal of investments for the nine months ended September 30, 2002.

  During the three and nine months ended September 30, 2003 and 2002, mortgage debt of OMI and its related interest expense have been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

  Note 9 – Other Commitments and Contingencies

  Contracts to Purchase Vessels

  OMI has commitments to purchase six ice class 1A product carriers which are under construction, five of which begin five year time charters upon delivery. The product carriers are expected to be delivered in March, April, August and November 2004 and June and August 2005. The remaining construction and delivery payments are approximately $11,294,000 in the fourth quarter of 2003, approximately $90,087,000 in 2004 and approximately $48,493,000 in 2005. We anticipate that bank financing will provide most of the amounts to be paid.

  During October 2003, OMI negotiated one year extensions on time charters at fixed rates for two product carriers (which are currently receiving base rate plus profit sharing). The charters will now expire in April and July 2005.

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

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following presentation of management’s discussion and analysis of OMI Corporation’s ("OMI" or the "Company") financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q.

  GENERAL

  We provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

  We own or charter-in a fleet of 36 vessels (see Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and aviation fuel) from refineries to distribution areas. Our fleet comprises 20 product carriers and 16 crude oil tankers, including ten Suezmax tankers. Currently, 28 of our 36 vessels are double-hulled.

  MARKET OVERVIEW

  Suezmax Tanker Overview

  The strong tanker market in the first half of 2003 softened early in the summer as is typical, but recovered toward the end of August and the average time charter equivalent ("TCE") revenue for Suezmax tankers in the West Africa to U.S. trade in the third quarter of 2003 was below the preceding quarter but above the TCE prevailing in the same period a year ago. It should be noted that the average TCE for Suezmax tankers in the West Africa to U.S. trade in the three quarters of 2003 was the second highest for comparable periods since 1990. This was the result of several factors which more than offset an increase in the world tanker fleet – higher world oil demand due to improving world economic activity, substitution of oil for gas in the U.S. due to the tight natural gas market, higher oil consumption by Japanese utilities caused by problems with their nuclear power plants, and more long-haul Middle East OPEC oil replacing the loss of Iraqi oil production through a pipeline to the Mediterranean and the persistent shortfall of oil production in Venezuela, at a time of low oil inventory levels.

  Note: As at 9/30/03
  Source: Clarkson Research Studies, London. PIRA Energy Group

  Total commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of the third quarter 2003 were approximately 36 million barrels, or 1.7% below the year earlier level, and 2.8% below the average of the last five years. Crude oil inventories were approximately 25 million barrels, or 3.7%, above last year’s level but 1.1% below the average of the last five years. Petroleum product inventories were approximately 61 million barrels, or 4.2% below last year’s level and 3.6% below the average of the last five years. All of the petroleum product inventory reduction is in the United States and Western Europe. Oil inventories are expected to decrease in the last quarter of 2003, and by year-end be below last year’s levels. The expected low oil inventory levels at a tim e of increasing oil demand would provide support for the tanker market during the upcoming winter months.

  The average OPEC oil production in the third quarter 2003 totaled approximately 27.0 million barrels per day ("b/d"), up by approximately 1.1 million b/d compared to the same period last year, with all of the gain in the long-haul Middle East. Recently, OPEC decided to cut its oil production quotas by approximately 0.9 million b/d beginning November 1, 2003, and to meet again on December 4, 2003 to evaluate the oil market situation. As a result, OPEC oil production in the fourth quarter 2003 is expected to total about 27 million b/d, the same as in the preceding quarter and about 0.4 million b/d higher than the same quarter last year.

  The world tanker fleet totaled 288.8 million dwt at the end of the third quarter 2003, up by 9.2 million dwt or 3.3% from the year-end 2002 level. The tanker orderbook totaled about 76.2 million dwt, or 26.4% of the existing fleet at the end of September 2003. Approximately 8.0 million dwt are for delivery in the balance of 2003, 26.4 million dwt in 2004, 29.8 million dwt in 2005 and most of the balance in 2006. The tanker orderbook includes 83 Suezmaxes of about 13.0 million dwt or 34.9% of the existing internationally trading Suezmax tanker fleet.

  Note: As of End of September Each Year
  Source: PIRA Energy Group

  The accelerated phase-out of single-hull tankers due to new European Union regulations is expected to moderate the effect of the relatively large tanker orderbook. At the end of September 2003, approximately 45.4 million dwt or 15.7% of the total tanker fleet was 20 or more years old, including 18.0 million dwt or 6.2% of the fleet which was 25 or more years old. Furthermore, 22 Suezmaxes were 20 or more years old, including 13 which were 25 or more years old.

  Tanker sales for scrap and for Floating Storage Offloading conversion continue at a high rate and totaled about 16.1 million dwt through September 2003, or an annual rate of 21.5 million dwt. These scrappings include seven Suezmaxes and 28 VLCCs. Tanker scrappings are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

  As a result of the sinking off Spain of the 26 year old Aframax tanker Prestige last fall and the extensive pollution of a substantial portion of the Spanish coast, the Council of Ministries and the European Parliament have adopted the following tanker regulations:

    To ban from European ports single-hull tankers carrying heavy fuel oil, heavy crude oil, bitumen and tar.

    To accelerate the phase-out of single-hull tankers, prior to the timetable set forth in the April 2001 IMO regulation. This means that, single hull tankers without segregated ballast tanks which are 20,000 dwt and over and carry crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and 30,000 dwt and over carrying other than the above will be banned from European Union ("EU") ports when they are 23 years old, beginning in 2003, or in 2005 at the latest. Single hull tankers of the size specified above with segregated ballast tanks and tankers 5,000 dwt and over but less than that specified above will be banned from EU trades by 2010. The tankers will comply with the requirements not later than the anniversary date of delivery of the ship in the year specified as follows:

    Single hull tankers without segregated ballast tanks phase-out date:

    2003 for tankers delivered in 1980 or earlier
    2004 for tankers delivered in 1981
    2005 for tankers delivered in 1982 or later

    Single hull tankers with segregated ballast tanks and tankers 5,000 dwt and over but less than the sizes specified above phase-out date:
    2003 for tankers delivered in 1975 or earlier
    2004 for tankers delivered in 1976
    2005 for tankers delivered in 1977
    2006 for tankers delivered in 1978 and 1979
    2007 for tankers delivered in 1980 and 1981
    2008 for tankers delivered in 1982
    2009 for tankers delivered in 1983
    2010 for tankers delivered in 1984 or later

    Tankers with only double sides or double bottoms will be allowed to operate in European ports after 2010 but not beyond the anniversary of the date of delivery of the ship in 2015 or the date on which the vessel reaches 25 years, whichever is the earlier date.

    Finally, the new regulations mandate that all single-hull tankers shall comply with the Condition Assessment Scheme (CAS) from the age of 15 years, beginning in 2005. The CAS will be carried out every two and a half years through stringent inspections specifically developed to detect structural weaknesses of tankers.

  These new regulations entered into force on October 21 this year. In addition, the Maritime Environment Protection Committee of IMO is to meet in December 2003 to consider the adoption of these regulations. At the end of September 2003, there were 120 million dwt tankers or 41.6% of the total tanker fleet, which will be affected by these regulations.

  Product Tanker Overview

  After a strong freight rate environment in the product tanker market in the first half of 2003, the average TCE for handysize product tankers in the Caribbean fell seasonally early in the summer, but recovered toward the end of July and in the third quarter 2003 was approximately 45% higher than the same period of last year. The improvement was the result of an increasing world oil demand and low oil inventories in the Atlantic basin that resulted in increased long-haul voyages of product tankers, notwithstanding a substantial increase of the world product tanker fleet.

  Note: As of End of September Each Year
  Source: PIRA Energy Group

  The world product tanker fleet totaled about 51.7 million dwt at the end of the third quarter 2003, up by about 5.7% from the year-end 2002 level. The product tanker orderbook for delivery over the next few years totals about 20.6 million dwt, or about 39.8% of the existing product tanker fleet at the end of September 2003. Approximately 2.9 million dwt are for delivery in the balance of 2003, 8.2 million dwt in 2004, 7.2 million dwt in 2005 and the balance in 2006. At the end of September 2003, 11.7 million dwt or 22.6% of the existing fleet was 20 or more years old. It seems that the product tanker fleet will grow substantially, given the high orderbook for delivery in the next few years, unless scrappings accelerate.

  In the foreseeable future, higher world oil demand in the winter months, as is usually the case, combined with low commercial oil inventories, political instability in short-haul oil producers Venezuela and Nigeria and stricter tanker regulations in the European Union, which are expected to accelerate the phase out of single hull tankers and bring changes in chartering policies, are expected to support the tanker market. In the longer term, given the high tanker orderbook, tanker rates will depend on the level of world economic activity and oil demand growth as well as the total amount of tanker scrappings.

  RECENT ACTIVITIES

  Highlighted below are the third quarter and our most recent fourth quarter 2003 activities:

    During October 2003, OMI agreed to sell a 1989 built single hull product carrier. The vessel will be delivered in November 2003 and will result in a loss of approximately $3.5 million, which will be recognized in the fourth quarter.

    During October 2003, OMI negotiated a one year extension on time charters at a fixed rate for two product carriers (which are currently receiving base rate plus profit sharing). The charters will now expire in April and July 2005.
    During September and October 2003, OMI exercised options for its fifth and sixth 37,000 dwt 1A ice-class product carriers. Four of the six ships (three with five-year time charters) are scheduled to be delivered in 2004 and the two ships just ordered (both with five-year time charters) are scheduled to be delivered in 2005.

    During September 2003, OMI agreed to sell two single-hull product carriers built in 1989 and 1990. A loss on the writedown of these vessels of $7.6 million ($0.10 loss per share) was recognized during the third quarter.

    During August 2003, OMI purchased two 2000 built double-hull Suezmax tankers for an aggregate of $98.5 million. OMI issued two million shares of OMI common stock at $6.00 per share (valued at $12.0 million) and paid approximately $86.5 million in cash, of which $68.8 million was financed by bank loans.

    During July 2003, we took delivery of a 70,362 deadweight ("dwt") newbuilding, the TAMAR, which began a five-year time charter upon delivery.

  OMI's Fleet

  OMI’s fleet currently comprises 36 vessels aggregating approximately 3.0 million dwt, consisting of ten Suezmaxes (including two chartered-in vessels), three Panamax tankers carrying crude oil, two Panamax product carriers, 18 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier ("ULCC").

	Number of Vessels	dwt

Crude Oil Fleet:

1998-2002 built Suezmax vessels (1)	10	1,585,871
1986 built ULCC	1	322,466
1980’s built Panamax vessels	3	198,244
1993 built handysize vessels	2	72,707

Total	16	2,179,288

Product Carrier (“Clean”) Fleet:

1999-2002 built handysize vessels	10	363,194
2000-2003 built handymax vessels	6	282,216
1988-1991 built handysize vessels	2	59,995
2003 built Panamax vessels	2	140,659

Total	20	846,064

Total Fleet	36	3,025,352

  (1) Two Suezmax vessels are chartered-in; one charter expires June 2010 and the other charter expires December 2006.

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

    An increasing number of countries are banning single hulled vessels from their ports and territorial waters, which increases demand for modern, double hulled vessels.
    A young fleet has lower operating expenses.
    Younger, well maintained fleets generally have higher utilization; i.e. less waiting time between voyages.
    Maintaining a modern fleet is central to our strategy of seeking long-term charters to provide cash flow stability.

  OMI has the following vessels under construction:

Name of Vessel	Type of Vessel	Date To Be Delivered	Hull(1)	Dwt	Charter Expiration

Vessels Under Construction:
LOIRE	Handysize	Mar-04	DH	37,000	Mar-09
GARONNE	Handysize	Apr-04	DH	37,000	Apr-09
SAONE	Handysize	Aug-04	DH	37,000	Aug-09
GANGES	Handysize	Nov-04	DH	37,000	SPOT
FOX	Handysize	Jun-05	DH	37,000	Jun-10
TO BE NAMED	Handysize	Aug-05	DH	37,000	Aug-10

Total Vessels to be Acquired				222,000

  (1) DH-double-hulled

  Consolidated Results

  OMI’s net income was $10.8 million or $0.14 basic and diluted earnings per share ("EPS") for the third quarter 2003 compared to net income of $2.7 million or $0.04 basic and diluted EPS for the third quarter of 2002. Net income was $61.9 million or $0.80 basic and diluted EPS for the nine months ended September 30, 2003 compared to net income of $4.9 million or $0.07 basic and diluted EPS for the nine months ended September 30, 2002.

  The following table is a reconciliation of Net income to Net income without gain/loss on writedown/disposal of assets and investments for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(In millions, except per share data)	2003	2002	2003	2002

Net income	$10.8	$2.7	$61.9	$4.9

Add (Subtract):
Loss on writedown/disposal of assets	7.6	—	10.8	0.3
Gain(loss) on disposal of investments	(0.6)	—	(0.6)	0.5

Total	7.0	—	10.2	0.8

Net income without gains and losses on dispositions	$17.8	$2.7	$72.1	$5.7

Basic EPS:
Net income	$0.14	$0.04	$0.80	$0.07
Net loss on writedown/disposal	0.09	—	0.13	0.01

Basic earnings per share without gain/loss on writedown/disposal	$0.23	$0.04	$0.93	$0.08

  Note: Net income without gains and losses on dispositions is presented to provide additional information with respect to the Company’s ability to compare from period to period vessel operating revenues and expenses and general and administrative expenses without gains and losses from disposals of assets and investments.  While Net income without gains and losses on dispositions is frequently used by management as a measure of the vessels operating performance in a particular period it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Net income without gains and losses on dispositions should not be considered an alternative to net income or other measurements under accounting principles generally accepted in the United States of America.

  Results of Operations

  The following tables summarize OMI’s Consolidated Results of Operations (in millions) for the three and nine months ended September 30, 2003 by our two major operating fleets, crude oil and product carrier.

  Consolidated Results of Operations

For the three months ended September 30, 2003	Crude Oil Fleet	Product Carrier Fleet	Other (1)	Consolidated

Voyage and TC revenues	$34.9	$37.3	—	$72.2
Voyage expenses	10.5	1.9	—	12.4

Time charter equivalent revenue	24.4	35.4	—	59.8
Vessel expense	5.7	8.6	—	14.3
Charter hire expense	4.1	1.2	—	5.3
Depreciation and amortization	6.7	6.7	0.1	13.5

Vessel operating income (loss)	7.9	18.9	(0.1)	26.7
Other operating expenses:
General and administrative expenses	—	0.1	3.3	3.4
Loss on writedown of assets	—	7.6	—	7.6

Operating income (loss)	$7.9	$11.2	$(3.4)	$15.7

  (1) Other represents unallocated corporate amounts.

  Consolidated Results of Operations

For the nine months ended September 30, 2003	Crude Oil Fleet	Product Carrier Fleet	Other (1)	Consolidated

Voyage and TC revenues	$130.9	$102.9	—	$233.8
Voyage expenses	29.0	7.1	—	36.1

Time charter equivalent revenue	101.9	95.8	—	197.7
Other revenue	—	—	$0.1	0.1
Vessel expense	17.0	25.8	(0.4)	42.4
Charter hire expense	12.6	3.7	—	16.3
Depreciation and amortization	18.6	19.1	0.3	38.0

Vessel operating income	53.7	47.2	0.2	101.1
Other operating expenses:
General and administrative expenses	1.5	2.3	8.1	11.9
Loss on writedown/disposal of assets	—	10.8	—	10.8

Operating income (loss)	$52.2	$34.1	$(7.9)	$78.4

  (1) Other represents unallocated corporate amounts and adjustments relating to vessels that have been sold or redelivered to owners.

  Time Charter Equivalent Revenue ("TCE")

  Consistent with industry practice, we use TCE revenue which comprises time charter revenue ("TC revenue") and voyage revenue less voyage expenses from vessels operating in the spot market as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

  Our business strategy is to blend long-term contract revenue at attractive rates with the ability to capture earnings upswings in rising spot markets with the Suezmax tanker fleet, certain of our product carriers, Panamaxes, ULCC and from profit sharing arrangements (five of the product carriers on time charter). Currently 21 of our 36 vessels operate on time charters. However, the majority of our tonnage (approximately 71 percent), including all of our Suezmaxes, operates in the spot market, giving us the ability to gain additional benefits in strong markets. All of our contracts that have profit sharing arrangements have a floor rate and profit sharing without a cap. In 2004 and 2005, an aggregate of five vessels with profit sharing arrangements will be delivered.

  The following chart illustrates OMI’s strategic mix of vessels operating on long-term time charters and in the spot market by dwt:

  The Company earned TCE revenue of $59.8 million for the three months and $197.7 million for the nine months ended September 30, 2003. During the third quarter 2003, 57 percent or $34.3 million of OMI’s TCE revenue was earned by vessels operating on long-term time charters and 44 percent or $87.1 million of OMI’s TCE revenue was earned by long-term time charters for the nine months ended September 30, 2003. The TC revenue earned was $9.8 million and $19.2 million higher in the three and nine month periods ended September 30, 2003, respectively, compared to the respective 2002 periods; however, the percent of TC revenue to total TCE revenue declined in 2003 from 64 percent for the third quarter 2002 and 59 percent for the nine months ended September 30, 2002 because the spot market was stronger in 2003.

  The following table compares TC revenue earned for the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002 in thousands of dollars and as a percent of Total TCE revenue in each of the 2003 and 2002 periods:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
TC Revenue	2003	2002	Net Change	2003	2002	Net Change

Crude Oil Fleet	$2,962	$2,987	$(25)	$8,840	$8,817	$23
Product Carrier Fleet	31,342	21,470	9,872	78,305	59,163	19,142

Total	$34,304	$24,457	$9,847	$87,145	$67,980	$19,165

% Of TC Revenue To Total TCE Revenue	57%	64%		44%	59%

  During the three and nine months ended September 30, 2003, TCE rates for OMI’s Suezmax fleet and product carrier fleet showed significant improvement over the comparable three and nine month periods of 2002. There was an increase of 89 percent or $12.0 million in TCE revenue earned in the spot market during the three months and 139 percent or $64.2 million during the nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Improvements in the crude tanker fleet operating in the spot market were from higher spot rates beginning in late 2002 to 2003 resulting from several factors, including higher world oil demand due to improvement in world economic activity, substitution of oil for gas in the U.S., higher oil consumption by Japanese utilities and more long-haul Middle East OPEC oil replacing the loss of Iraqi oil described in detail in the Market Overview section.

  The following tables illustrate in thousands of dollars the increase in spot revenue earned during each of the periods in 2003.

TCE Spot Revenue for	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
Operating Fleet	2003	2002	Net Change	2003	2002	Net Change

Crude Oil Fleet	$21,511	$9,455	$12,056	$93,094	$32,993	$60,101
Product Carrier Fleet	4,031	4,063	(32)	17,478	13,366	4,112

Total	$25,542	$13,518	$12,024	$110,572	$46,359	$64,213

% increase in spot revenue in 2003			89%			139%

  The following table reflects the improvement in average daily TCE rates earned in the spot market for our Suezmaxes and product carriers during the third quarter and year to date ("YTD") 2003 periods as compared to the same 2002 periods:

Major Vessel Categories on Spot	3rd QTR. 2003	3rd QTR. 2002	% Change	YTD 2003	YTD 2002	% Change

Suezmax Tankers	$19,145	$12,539	53%	$33,424	$15,043	122%
Product Carriers	$10,920	$8,101	35%	$12,689	$8,218	62%

  Contracted time charter revenue has increased approximately $60.0 million since the second quarter 2003 primarily as a result of new vessels ordered resulting in two new five year time charters and extensions on current time charters for two product carriers to 2005.

  The following chart reflects our contracted time charter revenue through 2007; (we have secured time charter revenue through 2010). The schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of $8.4 million earned by five vessels for the nine months ended September 30, 2003 and $4.4 million for profit sharing earned by five vessels is included for 2002 Actual. Projected requirements for off hire relating to drydock are included.

26

	2000	2001	2002
(In millions)	Actual	Actual	Actual	2003	2004	2005	2006	2007

TC Revenue	$16.3	$43.5	$90.4	$115.2	$109.0	$60.7	$43.4	$33.8

Number of Vessels (a)	5	14	17	21 (b)	16 (c)	11 (d)	7 (e)	7(f)

  (a) Number of vessels at the end of each year.

  (b) During 2003, four newbuildings began time charters.

  (c) 24 vessels operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions , 8 vessels complete time charter contracts during the year.

  (d) 18 vessels operate on time charters during 2005; assuming no extensions, 7 vessels complete time charters.

  (e) 11 vessels operate on time charters during 2006; assuming no extensions, 4 vessels complete time charters.

  (f) Two of the vessels will complete their time charters in 2008, three in 2009 and two in 2010.

  Note: TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and off-hire relating to drydock. We intend to time charter the vessels which have time charters expiring 2004-2007 at opportunistic times.

  Vessel Expense and Charter Hire Expense

  Vessel expenses increased $3.2 million for the three months and $4.1 million for the nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Charter hire expense increased $1.0 million for the three months and $4.2 million for the nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Vessel expenses fluctuated marginally during the three month periods in 2003 compared to 2002 because of timing of expenses charged for stores and maintenance and repairs. Net increases in vessel expenses over the three and nine months ended September 30, 2003 were in line with management’s expectations which accounted for increases in expenses for the acquisition of vessels and increase in 2003 expenses for vess els which had lower 2002 expenses for newbuildings delivered. The increase in charter hire expense during the three and nine month periods in 2003 resulted from a product carrier chartered-in during October 2002, in addition to increased charter hire expense for the vessel chartered-in during June 2002 after it was sold and leased back.

  Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

  Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We locked in rates with modest increases for most of our hull and machinery coverage ( i.e. , asset insurance), and protection and indemnity coverage (liability insurance provided by "P&I Clubs") with multi-year contracts. However, one of OMI’s P&I Clubs, which is a mutual indemnity provider, assessed its members additional amounts for several past years due to its current financial needs resulting from the current poor investment markets and an increased level of claims. Certain other insurances, such as basic war risk, also increased. War risk premiums based on voyages into designated war risk areas are for the account of the charterers.

  OMI’s vessels are technically managed (excluding insurance provided for vessels, which is managed directly by OMI) by a wholly owned subsidiary, OMI Marine Services LLC ("OMS"), located at offices in Stamford, Connecticut and Houston, Texas. OMS subcontracts some day-to-day operations to Orinoco Marine Consultancy India Private Limited ("OMCI"), located in Mumbai, India (not a related party to OMI or any of its subsidiaries). OMCI is primarily responsible for the crewing, general maintenance and repairs, and the stocking of supplies on vessels.

  Under the direction of OMS, OMCI purchases stores and spares for OMI’s owned vessels. OMS is also responsible for the drydocking of the vessels. OMCI also provides crew management services for a set management fee per vessel. OMI advances funds to OMCI for expenditures including crew wages, benefits, training, crew travel and airfare, salary, office and other expense of the technical staff of OMCI, allotments, union payments, and other expenditures.

  Depreciation and Amortization Expense

  Depreciation and amortization expense increased $2.5 million for the three months and $6.2 million for the nine months ended September 30, 2003 compared to three and nine months ended September 30, 2002 because of the acquisition of vessels (offset by disposition of two vessels in the first half of 2003) and amortization for drydock expense for drydocks performed in 2002 and 2003.

  SEGMENT INFORMATION-DETAILED OPERATING RESULTS
  Comparative Three And Nine Months Ended September 30, 2003 Versus The Three And Nine Months Ended September 30, 2002 Results

  TCE revenue of $59.8 million increased $21.9 million for the three months ended September 30, 2003 from $37.9 million earned for the three months ended September 30, 2002. Increases in TCE revenue during the third quarter of 2003 compared to the third quarter of 2002 were attributed primarily to the improvement in spot rates in 2003, in addition to increases resulting from more operating days for six vessels acquired in 2003, five vessels acquired during 2002 and one vessel chartered-in during 2002. The total fleet net increase in operating or TCE revenue earning days was 495 days (252 days for the Clean Fleet and 243 days for the Crude Oil Fleet), 679 additional operating days for vessels acquired offset by

  184 days for two vessels sold in the first half of 2003 compared to the number of operating days in the third quarter 2002.

  TCE revenue of $197.7 million increased $83.4 million for the nine months ended September 30, 2003 from $114.3 million earned for the nine months ended September 30, 2002. The total fleet net increase in operating or TCE revenue earning days was 1,436 days (832 days for the Clean Fleet and 604 days for the Crude Oil Fleet), 1,670 for vessels acquired offset by 234 days for vessels sold during the nine months ended September 30, 2003 compared to the same period in 2002.

More (Less) Operating Days in 2003

	YTD	Quarter

Crude:
Suezmax	604	243

Product Carriers:
On TC	972	436
On Spot	(140)	(184)

Subtotal	832	252

Total	1,436	495

  Crude Oil Tankers Results Of Operations

  Vessel Operating income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, increased $9.1 million for the three months and $52.7 million for the nine months ended September 30, 2003. The net increase in Vessel Operating Income during 2003 was primarily attributable to an increase in the Suezmax, Panamax and ULCC TCE revenue resulting from improved spot rates in addition to increased earnings for the four Suezmaxes delivered, two in August 2003 and two in September and October 2002.

  BREAKDOWN BY FLEET:
  In thousands, except daily rates & expenses, number of vessels and operating days

CRUDE FLEET:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

Suezmaxes:
TCE revenue	$15,584	$6,972	$73,967	$24,642
Vessel expenses	2,920	1,849	8,729	6,365
Charter hire expense	4,072	4,288	13,023	12,210
Depreciation and amortization	4,081	2,341	10,651	6,604

Vessel Operating Income (Loss)	$4,511	$(1,506)	$41,564	$(537)

Average daily TCE (Spot)	$19,145	$12,539	$33,424	$15,043
Average daily vessel expense (3)	$4,628	$4,559	$5,084	$4,868

Average number of vessels for the period * (1), (2)	8.9	6.2	8.3	6.1
Number of TCE revenue days (Spot)	815	556	2,229	1,638

ULCC:
TCE revenue	$2,039	$(129)	$4,089	$(582)
Vessel expenses	535	434	1,348	1,617
Depreciation and amortization	506	507	1,512	1,506

Vessel Operating Income (Loss)	$998	$(1,070)	$1,229	$(3,705)

Average daily TCE	$22,168	$(1,397)	$14,978	$(2,131)
Average daily vessel expense (3)	$5,815	$4,717	$4,938	$5,923

Average number of vessels for the period	1	1	1	1
Number of TCE revenue days	92	92	273	273

Panamaxes:
TCE revenue	$3,888	$2,612	$15,038	$8,933
Vessel expenses	1,654	1,395	5,148	5,017
Depreciation and amortization	1,442	1,505	4,310	3,934

Vessel Operating Income (Loss)	$792	$(288)	$5,580	$(18)

Average daily TCE	$14,347	$9,855	$19,071	$11,438
Average daily vessel expense (3)	$5,993	$5,054	$6,286	$6,126

Average number of vessels for the period	3	3	3	3
Number of TCE revenue days	271	265	788	781

Handysize Crude Oil Carriers-on time charter :
TCE revenue	$2,962	$2,987	$8,840	$8,817
Vessel expenses	630	559	1,708	1,754
Depreciation and amortization	714	714	2,142	2,141

Vessel Operating Income	$1,618	$1,714	$4,990	$4,922

Average daily TCE	$16,097	$16,231	$16,177	$16,148
Average daily vessel expense (3)	$3,424	$3,038	$3,128	$3,212

Average number of vessels for the period	2	2	2	2
Number of TCE revenue days	184	184	546	546

Total Vessel Operating Income (Loss)	$7,919	$(1,150)	$53,363	$662

  Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

  * includes two vessels chartered-in during the periods shown.
  (1)  In August 2003, two 2000 built Suezmax vessels acquired. In September and October 2002, two Suezmax newbuildings were delivered.
  (2)  In June 2002, a Suezmax vessel previously chartered-in was purchased, and sold in a sale leaseback transaction. The vessel was chartered-in as an operating lease.
  (3)  Vessel expenses fluctuate based on the timing of Stores and Maintenance and repair ("M & R") expenses when comparing quarters and nine month periods. Vessel expenses for the newer vessels increased in 2003 as a result of low M & R costs for their first year.

  Fluctuations in each of the crude oil tanker groups were as follows:

  Suezmaxes: The increase in Vessel Operating Income of $6.0 million and $42.1 million for the three and nine months ended September 30, 2003 over the comparable periods in 2002 was attributable to the increases in TCE revenues of $8.6 million for the three months and $49.3 million for the nine months ended September 30, 2003. Increases in TCE revenue in this group was primarily the result of significant improvement in charter rates for our vessels which operate in the spot market (see Market Overview) coupled with 243 more operating days in the third quarter and 604 more for the nine month period in 2003, ex cluding offhire for drydocking, compared to the same 2002 periods resulting from revenue earned by two Suezmax newbuildings delivered in the last half of 2002 and two vessels acquired in August 2003.

  Charter hire expense decreased $0.2 million for the three months and increased $0.8 million for the nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.  The nine month 2003 increase was primarily related to the sale and leaseback of one vessel that began a new lease in June 2002. Depreciation and amortization expense increased $1.7 million and $4.0 million for the three and nine months ending September 30, 2003, respectively, compared to the same periods in 2002, resulting from depreciation for the two vessels acquired in the second half of 2002 and two vessels in August 2003, in addition to additional amortization of drydock expense.

  ULCC: The increase of $2.1 million for the three months and $4.9 million for the nine months ending September 30, 2003 in Vessel operating income compared to the same 2002 periods was primarily attributed to increases in TCE revenues resulting from revenue earned from a short-term time charter that terminated in May 2003 and began operating in the spot market after that and averaged $22,168 per day in the third quarter 2003 and $14,978 per day for the nine months ended September 30, 2003 compared to losses during the three and nine months ended September 30, 2002 due to the significant amount of days the vessel was unemployed.

  Decreases in vessel expense during the nine month 2003 period compared to the same 2002 period was attributed to more routine maintenance performed on the vessel during its periods of unemployment in 2002 compared to 2003. Other fluctuations in vessel expenses from period to period are attributed to timing of various stores and maintenance and repair expenses.

  Panamaxes: The increase in Vessel Operating Income of $1.1 million for the three months and $5.6 million for the nine months ending September 30, 2003 compared to the same 2002 periods was the result of increases in TCE revenues which was due to a significant improvement in charter rates for both periods in 2003 compared to the same periods in 2002.

   Fluctuations in vessel expenses from period to period are attributable to timing of various stores and maintenance and repair expenses.

             Handysize Crude Oil Carriers on Time Charter: There were small fluctuations for the three and nine months ending September 30, 2003 in Vessel Operating Income compared to the same 2002 periods. There were no material fluctuations in revenue and only timing differences between comparable 2003 and 2002 periods for various stores and maintenance and repair expenses.

  Product Carriers Results Of Operations

             Vessel Operating Income increased $6.0 million for the three months and $15.6 million for the nine months ended September 30, 2003 over the comparable three and nine months ended September 30, 2002. The increase in Vessel Operating Income for the 2003 third quarter and nine month period was attributable to the increases for both vessels operating in the spot market and for the product carriers operating on time charters (including the increase in profit sharing earned by five vessels in both 2003 periods over the 2002 periods).

  BREAKDOWN BY FLEET:
  In thousands, except daily rates & expenses, number of vessels and operating days

CLEAN FLEET:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002

Products on spot:
TCE revenue	$4,031	$4,063	$17,478	$13,366
Vessel expenses	1,313	2,206	6,101	7,941
Charter hire expenses	—	—	1,242	—
Depreciation and amortization	1,164	1,603	3,918	4,726

Vessel Operating Income	$1,554	$254	$6,217	$699

Average daily TCE	$10,920	$8,101	$12,689	$8,218
Average daily vessel expense (1)	$3,568	$3,996	$4,584	$4,641

Average number of vessels for the period (2), (3) *	4.0	6.0	4.9	6.3
Number of TCE revenue days	368	501	1,378	1,625

Products on time charters:
TCE Revenue (4)	$31,342	$21,470	$78,305	$59,163
Vessel expenses	7,369	4,681	19,673	15,778
Charter hire expense	1,264	—	2,516	—
Depreciation and amortization	5,521	4,309	15,137	12,532

Vessel Operating Income	$17,188	$12,480	$40,979	$30,853

Average daily TCE	$17,451	$15,558	$16,000	$15,016
Average daily vessel expense (1)	$4,274	$3,392	$4,157	$4,004

Average number of vessels for the period (5)*	18.7	15.0	17.3	14.4
Number of TCE revenue days	1,805	1,380	4,894	3,941

Total Vessel Operating Income	$18,742	$12,734	$47,196	$31,552

  Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are in drydock.

  * includes one vessel chartered -in vessel. The vessel operated in the spot market from October 2002 (delivery date) until March 2003 and then went on time charter.

  (1)  Vessel expenses fluctuate based on the timing of Stores and M & R expenses when comparing quarters and nine month periods. Vessel expenses for the newer vessels increased in 2003 as a result of low M & R costs for their first year.
  (2)  In the second quarter of 2003, two vessels were sold. In the second quarter of 2002, one vessel was sold.
  (3)  A vessel was chartered-in during October 2002 for a one year period.
  (4)  During the third quarter 2003, OMI recognized profit sharing of approximately $5.6 million compared to $2.2 million for the third quarter 2002. During the nine months ended September 30, 2003, OMI recognized profit sharing of approximately $8.4 million compared to $4.4 million for the same period in 2002.
  (5)  In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

  Fluctuations in each of the product carrier groups were as follows:

  Products–on spot: This group had an increase in Vessel Operating Income of $1.3 million for the three months and $5.5 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Although the average daily rates increased in both 2003 periods compared to the 2002 periods because of increase in spot rates, TCE revenue declined in the third quarter 2003 (184 less operating days during the third quarter 2003) as a result of the sale of two vessels in the second quarter 2003. TCE revenue increased $4.1 million for the nine months ended September 30, 2003 because of higher rates earned by our vessels, in addition to revenue e arned during the first 94 days of 2003 by a vessel chartered-in during October 2002, which was offset by 234 less operating days in the 2003 period.

  Additionally, vessel expenses were lower in the 2003 periods resulting primarily from fewer operating days. Vessel expenses and depreciation expense decreased primarily as a result of the sale of two product carriers in April and May 2003. Charter hire expense increased in the first half of 2003 for the chartered-in product carrier, which began in October 2002 and operated in the spot market until April 2003.

  Products–on time charter: Vessel Operating Income increased $4.7 million for the three months and $10.1 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Increases in Vessel Operating Income were attributable to increases in TCE revenue of $9.9 million for the three months and $19.1 million for the nine months ended September 30, 2003 compared to the same periods of 2002. The increase in TCE revenue resulted primarily from 436 more operating days in the third quarter of 2003 and 972 more operating days for the nine months ended September 30, 2003 and more profit sharing in both 2003 periods compared to the 200 2 periods. Increased operating days were attributed to the delivery of four newbuildings in January, March, April and July 2003, more operating days from the three newbuildings delivered January and March 2002 and additional days from the chartered in product carrier that began a time charter in April 2003. Vessel expenses and depreciation expense were higher in the 2003 periods compared to the 2002 periods because of the acquisition of six additional vessels in 2002 and 2003.

  Five vessels with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate). Profit sharing recognized for the five vessels was $3.4 million higher for the three months and $4.0 million higher for the nine months ended September 30, 2003 compared to the same periods in 2002 reflecting better rates in the marketplace.

  In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue until the threshold is reached.

  Other Operating Expenses

  The Company’s operating expenses, other than vessel, voyage, charter hire expenses and depreciation and amortization, are general and administrative ("G&A") expenses and loss on writedown/disposal of assets. G & A expense decreased $0.3 million and Loss on writedown/disposal of assets increased $7.6 million for the three months ended September 30, 2003. G & A expense increased $1.6 million and Loss on writedown/disposal of assets increased $10.5 million for the nine months ended September 30, 2003.The increases were primarily attributable to the following:

  General and administrative – G & A increased for the nine months ended September 30, 2003 compared to the 2002 comparable period because of additional expenses as a result of owning a larger fleet in 2003. We also expected G & A expense to be higher in 2003 because of the additional expense related to implementing the requirements to be compliant with the Sarbanes-Oxley Act of 2002.

  Loss on writedown/disposal of assets – For the three and nine months ended September 30, 2003 loss on writedown/disposal of assets increased $7.6 million and $10.5 million, respectively, compared to the 2002 comparable periods. The third quarter 2003 loss of $7.6 million resulted from the writedown to the net realizable value of two product carriers built in 1989 and 1991, one of which was delivered in October and the other scheduled to be delivered in November 2003 under agreements reached prior to September 30, 2003. The loss for the nine months ended September 30, 2003 also includes the loss on the disposal of two vessels in the second quarter 2003.

  For the nine months ended September 30, 2002, loss on writedown/disposal of assets included a net loss of $0.3 million primarily from the sale of a 1988 product carrier in April 2002.

  Other (Expense) Income

  Other (expense) income consists of Gain (loss) on disposal of investments-net, interest expense and interest income. Net other expense decreased by $1.4 million from $6.3 million during the three months ended September 30, 2002 to $4.9 million for the three months ended September 30, 2003. Net other expense decreased by $1.7 million from $18.1 million during the nine months ended September 30, 2002 to $16.4 million for the nine months ended September 30, 2003.

  During the three and nine months ended September 2003 a gain on disposal of investments of $0.6 million was recorded. The gain relates primarily to the final settlement of accounts for an investment that was dissolved in prior years.

  During the nine months ended September 30, 2002, we recorded a net loss on the disposal of investments aggregating approximately $0.9 million in both periods. The loss was offset in part by a net gain on the disposal of marketable securities of $0.3 million for the nine months ended September 30, 2002.

  Interest expense during the three months ended September 30, 2003 decreased $0.8 million compared to the three months ended September 30, 2002 and decreased $0.8 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was primarily a result of lower average interest rates in both 2003 periods compared to the 2002 periods. Decreased interest rates resulted from declines in interest rate margins resulting from negotiations with banks in 2003, lower LIBOR rate (London Interbank Offering Rate) and interest on debt fixed by interest rate swaps. Interest expense was less in 2003 despite the increase in the average outstanding debt for the third quarter 2003 of $77.1 million from the th ird quarter 2002 average debt balance of $465.8 million and increase of $56.1 million for the nine months ended September 30, 2003 from the 2002 nine month average debt balance of $465.4 million. Debt increased in 2003 due to additional borrowings for acquisitions above that of the repayments from the disposal of vessels.

  The following table is a breakdown of Interest expense for the three and nine months ended September 30, 2003 and 2002:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
In millions	2003	2002	2003	2002

Interest before swap interest,
capitalized interest &
amortization of debt issue costs	$4.0	$5.9	$13.2	$15.8
Impact of swaps	1.4	1.2	3.6	3.3
Capitalized interest	(0.2)	(0.9)	(0.9)	(2.5)
Amortization of debt issue cost	0.4	0.2	1.4	1.6

Interest expense	$5.6	$6.4	$17.3	$18.2

  Interest income decreased during the three months and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. The decrease was primarily due to lower average rates on cash equivalents and lower Notes receivable balances in 2003.

  Income Tax Benefit

  The income tax benefit of $1.1 million for the three months and $1.4 million for the nine months ended September 30, 2002, represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

  Balance Sheet

  During the period ended September 30, 2003, changes in Vessels and other property-net were as follows:

  •   Vessels and other property increased a net of $192.8 million; $234.8 million was from the reclassification from construction in progress as vessels were delivered and the final payment for the delivery of four newbuildings and the acquisition of two 2000 built Suezmax vessels. Other increases of $0.2 million were for capital expenditures for vessels owned (see Investing Activities). The increase was offset by a decrease of $27.1 million for two product carriers reclassed at their net realizable values to Vessels held for sale and $15.1 million for the disposal of the two product carriers earlier in 2003.

  •    Construction in progress decreased a net of $17.8 million; $37.8 million was from the reclassification of construction payments for four vessels upon delivery, to Vessels. The decrease was offset by increases of $20.0 million primary for construction installment payments and capitalized interest on five vessels under construction during the nine months ended September 30, 2003.

  •    Accumulated depreciation increased a net of $26.1 million from the balance at December 31, 2002. Depreciation and amortization for the nine months ended September 30, 2003 was $38.0 million (including $3.5 million for amortization of drydock expense). Accumulated depreciation was reduced by $4.7 million for the vessels reclassed to Vessels held for sale at September 30, 2003 and $3.5 million for the disposal of the two product carriers in 2003.

  Vessels held for sale of $15.4 million at September 30, 2003 increased as a result of the reclassification of the two product carriers based on a sales agreement to dispose of the vessels during the fourth quarter. A loss relating to this transaction of $7.6 million was recorded to the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2003.

  Current portion of long-term debt was reduced by $11.2 million at September 30, 2003. The reduction resulted from the unscheduled payments on the Company’s two reducing revolving credit facilities, which can be redrawn in future periods.  Since we did not borrow all funds available under these two credit facilities, there are no quarterly future payments in the next 12 months unless we drawdown an additional $70.7 million.

  Liquidity and Capital Resources

  Cash Flows

  Cash and cash equivalents of $20.9 million at September 30, 2003 decreased $20.0 million from cash and cash equivalents of $40.9 million at December 31, 2002. The Company’s working capital increased by $4.4 million between September 30, 2003 and December 31, 2002 to $12.5 million at September 30, 2003. Current assets decreased a net of $0.5 million resulting primarily from the decrease in Cash and cash equivalents of $20.0 million, which was offset in part by increases in Vessels held for sale of $15.4 million (see Balance Sheet section), Traffic receivables of $2.3 million and Other prepaid expenses and current assets of $2.0 million at September 30, 2003. Current liabilities decreased a net of $4.9 million at September 30, 2003, primar ily because of the reduction in current portion of long-term debt of $11.2 million discussed above in the Balance Sheet section offset by increases in accrued liabilities as a result of timing of expenses relating to year end compared to the interim period of September 30, 2003.

  As of September 30, 2003, the available debt undrawn under all credit facilities was $78.8 million. Currently, approximately $70.7 million of undrawn debt is available. The Company’s debt to total capitalization (total debt plus stockholders’ equity) at September 30, 2003 was 53 percent and net debt to total capitalization was 52 percent (net debt is total debt less cash and cash equivalents and net capitalization is total debt plus stockholders’ equity less cash and cash equivalents). The Company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

  The following were the net changes in Operating, Investing and Financing Activities for the periods presented:

	For The Nine Months
	Ended September 30,
Condensed Cash Flows	2003	2002	Change

(in millions)
(Unaudited)

Provided (used) by:
Operating Activities	$113.2	$36.7	$76.5
Investing Activities	(195.6)	(83.9)	(111.7)
Financing Activities	62.4	60.8	1.6

Net (Decrease) Increase in Cash and Cash Equivalents	(20.0)	13.6	(33.6)
Cash and Cash Equivalents at the Beginning of the Year	40.9	17.7	23.2

Cash and Cash Equivalents at the End of the Period	$20.9	$31.3	$(10.4)

  Operating Activities

  Net cash provided by operating activities increased $76.5 million to $113.2 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $36.7 million for the nine months ended September 30, 2002 (see Results of Operations and Segment Information sections).

  Investing Activities

  Cash used by investing activities was $195.6 million for the nine months ended September 30, 2003, compared to cash used by investing activities of $83.9 million for the nine months ended September 30, 2002. During 2003, $205.3 million was used for the additions to vessels (see Balance Sheet section):
  •    $41.6 million was used for the purchase of two product carriers delivered during the first quarter,
  •    $56.5 million was used for the purchase of two Panamax vessels in April and July 2003,
  •    $86.5 million used for the purchase of two Suezmax tankers in August 2003,
  •    $19.0 million was paid for vessels under construction, and
  •    $1.7 million was used for capital expenditures for improvements to existing vessels and capitalized interest

  Cash was used during the nine months ended September 30, 2002 primarily for additions to vessels of $162.5 million:
  •    $97.9 million was used for the purchase of three product carriers and one Suezmax vessel,
  •    $44.9 million was used to purchase a vessel previously chartered-in, the COLUMBIA,
  •    $15.8 million installment payments for vessels under construction, and

  •    $3.9 million for capital expenditures for improvements to existing vessels and capitalized interest

  During the nine months ended September 30, 2003, we sold two product carriers from which we received proceeds from dispositions aggregating approximately $9.6 million. During the nine months ended September 30, 2002, we received proceeds of approximately $58.0 million as a result of the sale and lease back a Suezmax vessel (the COLUMBIA) and the sale of a product carrier.

  Financing Activities

  Cash provided by financing activities was $62.4 million for the nine months ended September 30, 2003, compared to cash provided by financing activities of $60.8 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, there was $107.8 million in principal payments ($14.2 million were scheduled payments, $93.6 million were unscheduled prepayments on the revolving lines of credit) and there was $172.3 million in proceeds from the issuance of debt for the purchase of five vessels and construction in progress payments.

  During the nine months ended September 30, 2002, there was $56.3 million in principal payments ($30.4 million for scheduled payments, $25.9 million were unscheduled prepayments on a revolving line of credit). Payments on debt refinanced of $49.4 million were for two vessels that were refinanced under a new credit facility in March 2002, $6.0 million for a vessel sold in April 2002, and $20.0 million paid down on the liquidity facility. There was $102.9 million in proceeds from the issuance of debt for the purchase of four vessels and construction in progress payments and $65.0 million was drawn down on the new credit facility for the refinancing of two vessels.

  All of our loan agreements contain restrictive covenants as to certain cash, net worth, maintenance of specified financial ratios and collateral values.  They also restrict the Company’s ability to make certain payments, such as dividends and repurchase its stock.  As of September 30, 2003, the Company was in compliance with its covenants.

  2003 Financing Transactions

  At September 30, 2003, OMI had $575.0 million in debt outstanding. The following describes changes to the Company’s debt facilities during the nine months ended September 30, 2003:

  In June 2003, we obtained an eight-year $64.8 million term loan to partially finance the purchase of two Panamax newbuildings, delivered in April and July of 2003. The loan comprises two tranches; each tranche of $32.4 million is being repaid in 32 quarterly installments (the first 20 at $0.87 million and next 12 at $0.5 million) plus a balloon of $9.0 million due with the last installment. At September 30, 2003, the balance of the loan was $63.9 million. The outstanding balance of the loan bears interest at LIBOR plus a margin of 0.90%.

  In August 2003, we obtained two eight-year term loans aggregating $68.8 million (which is the outstanding balance at September 30, 2003) to partially finance two 2000 built double-hull Suezmax tankers, delivered in August 2003. The loans bear interest at LIBOR plus a fixed margin of 1.25%. One loan will be repaid in 16 semi-annual payments of $1.33 million plus a balloon payment of $13.2 million upon maturing in August 2011. The other loan requires 32 quarterly payments of $0.65 million plus a balloon payment of $13.5 million when the loan matures in August 2011.

  In March 2003, we consolidated, amended and restated two loan agreements. The modification resulted in a reducing revolving credit facility in the amount of $245.0 million ("$245 Facility"), which matures on March 14, 2010.  The loan bears interest at LIBOR plus a fixed margin of 1.625%. This facility is now collateralized by 15 vessels after the disposal of three product carriers in April, May and November 2003. The $245 Facility was amended after the dispositions as follows:

  •    the Facility was reduced by approximately $4.62 million,
  •    the first 20 quarterly reductions became $4.54 million,
  •    the next 7 quarterly reductions became $3.86 million, and
  •    the balloon and final payment is $115.3 million.

  As of September 30, 2003, the available debt undrawn under all credit facilities was $78.8 million. During October 2003, the Company’s $348 Facility was reduced by $8.0 million for the sale of one product tanker. Upon the sale of another product tanker (expected in November), the Facility will be reduced by $7.6 million. Currently, approximately $70.7 million of undrawn debt is available.

  Financial Instruments

  As of September 30, 2003, the Company had interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s are designated as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

  OMI entered into interest-rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of September 30, 2003, we had various interest rate swaps/FRAs aggregating $395.5 million (which includes a notional amount of $57.8 million on an interest rate swap that commences in 2004) on various debt tranches within a range of 1.172% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of September 30, 2003, the Company has recorded a liability which is included in Other liabilities in the Balance Sheet of $3.7 million related to the fair market value of these hedges and a corresponding charge to Other comprehensive income.

  Outlook

  The EPS of $0.80 basic and diluted ($0.93 basic EPS before the loss on writedown/disposal of assets) during the nine months ended September 30, 2003 was significantly more than the earnings for the 12-months EPS for 2002 of $0.22. The tanker rate environment was stronger than a typical third quarter, and our earnings were higher compared to the third quarter 2002 (See Market Overview for factors effecting continued improvement in the marketplace for 2003).

  We have taken steps to preserve and increase future earnings: we modified approximately $245 million of existing indebtedness at a decreased margin over LIBOR; the loan increased our liquidity and extended the term to 2010; and we continue to modernize and grow our fleet conservatively. We ordered six new product carriers, five of which are backed by five year time charters. Those charters commence at the delivery of the vessels next year and provide for a profitable base rate as well as profit sharing to allow us to benefit further in strong tanker markets.  With debt to total capitalization at 53% and approximately $90 million in cash and other liquidity, we are in the strongest financial position in our history.

  We took delivery of three vessels during the third quarter 2003, the second of two Panamax newbuildings in July (the first was delivered in April) both of which began five-year time charters upon delivery and two 2000 built double-hull Suezmax tankers in August, which increases our exposure to the spot market. As mentioned previously, six newbuildings are scheduled for delivery from shipyards in 2004 and 2005, five of which will begin five year time charters at that time. We also have disposed of single hull product carriers at opportunistic times, two were sold in the first half of 2003, one was disposed of in October and two will be delivered to new owners in November. Our strategy of vessel acquisitions with the proper mix of time and spot charters, in addition to dispositions at opportunistic times creates a solid basis during weak and strong markets.

  Capital Expenditures

  2003 Drydocks

  We anticipate drydocking up to three vessels during the fourth quarter of 2003 (certain drydocks, however, may not be performed until 2004) for an estimated aggregate cost of $1.6 million, and the vessels will incur approximately 59 off-hire days. The following is a breakdown of the estimated drydock cost (in thousands) for the fourth quarter of 2003 and allocation of off-hire days by vessel type and charter type (Spot or TC):

	Number of Days	Cost

Clean:

Handymax and Handysize-TC	44	$1.1

Crude:

Handysize-TC	15	0.5

Total	59	$1.6

  Capital Expenditures for Vessel Purchases

  OMI has commitments to purchase six handysize ice class 1A product carriers currently under construction with contract costs aggregating $169.6 million. In 2004, we will take delivery of four vessels and in 2005 we will take delivery of the remaining two sister-ships. Five of the vessels will begin five year time charters upon delivery. Construction and delivery payments will aggregate approximate $149.9 million; $11.3 million to be paid in the remaining fourth quarter 2003, $90.1 million to be paid in 2004, which includes the delivery of four vessels, and $48.5 million to be paid in 2005 which includes the delivery of two vessel). Bank financing will provide most of the amounts to be paid.

  Other Commitments

  In September 2003, OMI awarded and issued 498,314 shares of restricted stock to employees, executive officers and directors for a total value at the date of grant of approximately $3.4 million, which was recorded to Unearned compensation restricted stock. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five.

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

  Critical Accounting Policies
  There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2003 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

  Effects of Inflation

  The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

  Newly Issued Accounting Standards

  The Financial Accounting Standards Board "FASB" recently issued Statements of Financial Accounting Standards ("SFAS"), which are summarized as follows:

  SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and for all such instruments on July 1, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial statements.

  SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities " was issued in April 2003. SFAS 149 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149, adopted by the Company effective July 1, 2003, did not have an effect on the Company’s financial statements.

  SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" was issued in December 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123 for stock options existing prior to January 1, 2003. The Company has also elected the prospective method for recognizing fair value on stock options granted after January 1, 2003. The disclosure provisions under SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under "Stock-Based Compensation."

  In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have an effect on the Company’s financial statements.

  FORWARD LOOKING INFORMATION

  This release contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Wherever we use the words "believes," "estimates," "expects," "plan" "anticipates" and similar expressions identify forward-looking statements. Our forward-looking statements include, without limitation: estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates; estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers; estimates of when vessels may be contracted for sale and delivered to buyers; estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels; statements as to the projected development o f the Company’s strategy and how it may act to implement its strategy; estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefore; estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets; estimates of the number of drydockings of vessels, their costs and the number of related offhire days; estimates of capital requirements and the sources of the funding; statements regarding financial hedges and their affects.

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

  For a more detailed discussion of these factors, see the information under the heading "Business and Properties" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update or revise any forward-looking statements.

  Item 3.Quantitative and Qualitative Disclosures about Market Risks

  Market Risk

  The Company's major market risk exposure is changing interest rates. The majority of OMI’s debt was floating rate debt at September 30, 2003 and December 31, 2002. At September 30, 2003, the floating rate debt was

  $574.7 million ($395.5 million, which includes a notional amount of $57.8 million on an interest rate swap that commences in 2004, of which was fixed with interest-rate swaps) of the $575.0 million total debt, and at December 31, 2002, the floating rate debt was $509.6 million ($115.0 million of which was fixed with interest-rate swaps) of the $510.6 million total debt. Based on the floating rate debt at September 30, 2003, a one-percentage point increase in the floating interest rate would increase interest expense by $2.4 million per year.

  The fair market value of the fixed rate debt on the balance sheet was $0.3 million as of September 30, 2003, and $1.0 million as of December 31, 2002, respectively. Based on the fixed rate debt at December 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would have an immaterial change.

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

  The Company has interest rate swaps and FRA’s to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps/FRA’s are designated as cash flow hedges. These swap/FRA contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income. As of September 30, 2003, we had various interest rate swaps/FRAs aggregating $395.5 million (which includes a notional amount of $57.8 million on an interest rate swap that commences in 2004) on various debt tranches within a range of 1.172% to 4.86% expiring from December 2003 to October 2008. The Company will pay fixed-rate interest payments and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of September 30, 2003, the Company has recorded a liability of $3.7 million related to the fair market value of these hedges and a charge correspondingly to Other comprehensive income.

  Item 4. Controls and Procedures

  a.         Evaluation of disclosure controls and procedures

  The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("the Exchange Act"). These Rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this report ("Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

  PART II: OTHER INFORMATION

  Item 1 – Legal Proceedings
  None.

  Item 2 – Changes in Securities
  None.

  Item 3 – Defaults upon Senior Securities
  None.

  Item 4 – Submission of Matters to a Vote of Security Holders
  None.

  Item 5 – Other Information
  None.

  Item 6 – Exhibit and Reports on Form 8-K

  a.          Exhibits

  31.1 OMI Corporation’s certification by the
  Chief Executive Officer on Form 10-Q
  for the period ending September 30, 2003
  as adopted pursuant to section 302 of
  THE SARBANES-OXLEY ACT OF 2002.

  31.2 OMI Corporation’s certification by the
  Chief Financial Officer on Form 10-Q
  for the period ending September 30, 2003
  as adopted pursuant to section 302 of
  THE SARBANES-OXLEY ACT OF 2002.

  32.1 OMI Corporation’s certification by the
  Chief Executive Officer on Form 10-Q
  for the period ending September 30, 2003
  pursuant to 18 U.S.C. Section 1350, as
  adopted pursuant to section 906 of
  THE SARBANES-OXLEY ACT OF 2002.

  32.2 OMI Corporation’s certification by the
  Chief Financial Officer on Form 10-Q
  for the period ending September 30, 2003
  pursuant to 18 U.S.C. Section 1350, as
  adopted pursuant to section 906 of
  THE SARBANES-OXLEY ACT OF 2002.

  b.   Reports on Form 8-K

  On October 22, 2003, OMI filed a Form 8-K announcing OMI’s third quarter 2003 earnings.

  On October 13, 2003, OMI filed a Form 8-K announcing that OMI has exercised an option to construct a sixth 37,000 dwt ice-class 1A product carrier to be delivered in 2005, has entered into five year time charters for the fifth and sixth product carriers on order and extended two time charters that were to expire in 2004 for another year.

  On September 26, 2003, OMI filed a Form 8-K announcing that OMI has agreed to sell two single hull product tankers.

  On September 9, 2003, OMI filed a Form 8-K for a press release dated September 5, 2003 announcing that OMI has ordered a 37,000 dwt ice-class 1A product carrier scheduled to be delivered in June of 2005.

  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OMI CORPORATION

  (REGISTRANT)

Date:	November 10, 2003	By:	/s/ Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr. Chairman of the Board and Chief Executive Officer

Date:	November 10, 2003	By:	/s/ Kathleen C. Haines

Kathleen C. Haines Senior Vice President, Chief Financial Officer and Treasurer

