Form 10-K
period 2003-12-31
OMI CORP/M I
filed 2004-03-15
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 001-14135

OMI CORPORATION
(Exact name of Registrant as specified in its charter)

Marshall Islands	52-2098714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Registrant’s Address:
One Station Place
Stamford, Connecticut 06902
www.omicorp.com

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

     YES  X             NO

Aggregate market value of Registrant’s voting stock, held by non-affiliates, based on the closing price on the New York Stock Exchange as of the close of business on June 30, 2003:

$457,207,187

Number of shares of the Registrant’s Common Stock outstanding as of March 10, 2004:

81,025,214

The following document is hereby incorporated by reference into Part III of this Form 10-K:

(1)   Portions of the OMI Corporation 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

INDEX

PART I

Items		Page(s)

1. and 2.	Business and Properties		1
3.	Legal Proceedings		15
4.	Submission of Matters to a Vote of Security Holders		15
4A.	Management and Directors		15

PART II

5.	Market for OMI Corporation’s Common Stock and Related Stockholder Matters	17
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
	Overview	21
	2003 Financial Summary	21
	Market Overview	23
	Critical Accounting Estimates	27
	Results of Operations	29
	Financial Condition and Capital Resources	40
7A.	Quantitative and Qualitative Disclosures about Market Risks	47
8.	Financial Statements and Supplementary Data	48
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
9A.	Controls and Procedures	76

PART III

10.	Directors and Executive Officers of OMI Corporation	77
11.	Executive Compensation	77
12.	Security Ownership of Certain Beneficial Owners and Management	77
13.	Certain Relationships and Related Transactions	77
14.	Principal Accountant Fees and Services	77

PART IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	78
SIGNATURES

i

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

General

OMI Corporation was incorporated under the laws of the Republic of the Marshall Islands on January 9, 1998. We have our principal place of business at One Station Place, Stamford, Connecticut and are listed on the New York Stock Exchange under the symbol “OMM”. The telephone number is (203) 602-6700.

We separated from our former parent entity in 1998 in a transaction designed to create a shipping company with only internationally flagged vessels. Our predecessor entities, however, date back to 1960.

Unless the context otherwise requires, in this Form 10-K the “Company,” “OMI,” “we,” “us,” and “our” refer to OMI Corporation and its subsidiaries.

For terms specific to the shipping industry please see “Glossary” beginning on page 12.

Website Information

It is the Company’s policy to make all of its filings with the Securities and Exchange Commission (“SEC”) , which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available, free of charge, on our website at www.omicorp.com, Investor Relations. These reports are available soon after they are filed electronically with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov.

Interested parties may find the Board Guidelines on Corporate Governance Issues, the charters of its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the Company’s Corporate Code of Ethics also available on our website.

Development of OMI’s Business

We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. We believe our modern fleet of 37 vessels is one of the youngest in the world, with an average age as of December 31, 2003 of approximately 5.8 years,1 compared to an industry average of approximately 9.8 years. Our customers include many of the world’s largest commercial and government owned oil companies and oil trading companies.

To serve our customers with high-quality, modern vessels, we embarked on a fleet renewal program beginning in 1998 that has substantially reduced the age of our fleet, while at the same time expanding the fleet and concentrating our vessels into two core categories: Suezmax tankers and petroleum product carriers. As a result of our renewal program, our fleet now comprises 21 product carriers, which primarily transport refined petroleum products from refinery locations to consuming locations, and 16 crude oil tankers, including 10 Suezmax tankers (approximately 160,000 dwt each), which transport oil from production and storage locations to refinery locations. Our product carriers are smaller to mid-size tankers, namely, handysizes (25,000-40,000 dwt), handymaxes (40,000-50,000 dwt) and Panamaxes (50,000-80,000 dwt). The remaining six vessels include one ULCC, three Panamax tankers and two handysize tankers.

1	All averages referring to vessel age in this Form 10-K are based on deadweight tons (“dwt”) and are calculated as of December 31, 2003. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line. Unless otherwise indicated, when we refer to our fleet of 37 vessels, we include two Suezmax tankers that we sold and subsequently “chartered-in” to our fleet under long-term time charters.

The following sets forth a summary of our current fleet:

Crude Oil Fleet:	Number of Vessels		Aggregate dwt

1998-2002 built Suezmaxes	10	(a)	1,585,871
1986 built ULCC	1		322,466
1981-1984 built Panamaxes	3		198,244
1993 built handysizes	2		72,707

Total	16		2,179,288

Product Carrier Fleet:

1999-2004 built handysizes	11		400,300
2000-2003 built handymaxes	6		282,216
2003 built Panamaxes	2		140,659
1988-1991 built handysizes	2		59,995

Total	21		883,170

Total Fleet	37		3,062,458

(a)	Two Suezmax tankers are chartered-in. One charter expires December 2006 and the other expires June 2010.

We expect to take delivery of three new, double hulled, handysize ice class 1A product carriers in 2004, two more in 2005 and one in 2006.

We have grown since our fleet renewal program commenced, both in dwt and number of vessels, while substantially reducing the age of our fleet. At June 30, 1998, our fleet consisted of 26 vessels (including three jointly owned and four time chartered) aggregating 2.5 million dwt and the average age of the owned and jointly owned vessels was approximately 15.1 years. In comparison, our fleet at December 31, 2003 had an average age of approximately 5.8 years.

We have been successful in implementing a chartering strategy that has allowed us to generate stable cash flow while retaining significant profit generating capabilities in a strong charter rate environment. In 2003, we generated approximately $116 million of time charter (“TC”) revenue from time charters on 19 product carriers and two crude carriers. Revenue from time charters in 2004 is expected to be approximately $111 million, assuming the six time charters that expire are not renewed. In 2003, TC revenue from time charters covered in excess of 100% of the following fixed expenses: company-wide general and administrative expense, total interest expense and operating expenses for vessels under time charter. While the majority of vessels are on time charter, in excess of two-thirds of our vessels on a tonnage basis operate in the spot market, which allows us to generate increased cash flow in a strong charter rate environment.

Our Strategy

Our strategy includes the following initiatives:

Balanced chartering in spot and time charter markets

We actively manage the balance between our spot and time charters to maintain cash flow stability without losing our ability to participate in strong spot markets. Our general objective is for revenue from our time chartered vessels to cover the following fixed expenses: company-wide general and administrative expense, total interest expense and operating expenses of the time chartered vessels. Our balanced chartering strategy helped us to be profitable even in the weak market conditions which prevailed from the second quarter of 2001 into the fourth quarter of 2002. We were recently able to extend the charter periods for four of our vessels, two by one year and two by two years. Additionally, of the seven product carriers on order, four will begin five-year charters upon delivery from the shipyard, all of which charters provide for profit sharing. However, in excess of two-thirds of our dwt, including all of our Suezmax tankers, operate in the spot market, which allows us to capitalize on a strong charter rate environment, as was the case during most of 2003 when market conditions were strong.

The following reflects our contracted TC revenue through 2007:

	Actual	Actual	Actual	Actual
(In Millions)	2000	2001	2002	2003	2004	2005	2006	2007

TC Revenue	$16.3	$43.5	$90.4	$115.6	$111.2	$68.6	$49.6	$33.5
Number of Vessels (a)	5	14	17	21(b)	18(c)	13(d)	7(e)	7(f)

(a)	Number of vessels at the end of each year.
(b)	During 2003, four newbuildings began time charters.
(c)	24 vessels will operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 6 vessels complete time charter contracts during the year.
(d)	20 vessels will operate on time charters during 2005; (including two vessels that will begin time charters upon delivery); assuming no extensions, 7 vessels complete time charters.
(e)	13 vessels will operate on time charters during 2006; assuming no extensions, 6 vessels complete time charters.
(f)	Two of the vessels will complete their time charters in 2008, three in 2009 and two in 2010.
Note:	TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. We intend to time charter vessels which have time charters expiring 2004-2007 at opportunistic times.

Concentration in two vessel categories

We have chosen to concentrate our fleet in two categories: Suezmax tankers, because they offer size advantages over aframax tankers and geographic flexibility relative to VLCCs, and product carriers because new refineries are not generally being built near the areas of greatest demand for petroleum products. The large scale of our product carrier and Suezmax fleets relative to many of our competitors enables us to realize economies of scale and increase vessel utilization, and concentrated fleets allows us to more efficiently spread overhead costs, including costs associated with our customers inspecting and approving, or “vetting”, our vessels and complying with environmental and other regulations. By gaining expertise in operating, supplying and maintaining selected vessel classes, our crews and management are more efficient and effective. Large and concentrated fleets also improve utilization by affording greater opportunities for backhauls, which are voyages from areas near discharge locations to areas of normal load location. Backhauls reduce the amount of ballast time, i.e. voyages without cargo.

Continued acquisition of modern vessels while improving our balance sheet

Our strategy is to continue building our fleets of Suezmax tankers and product carriers as market conditions and opportunities warrant, while maintaining a prudent debt-to-total capitalization ratio. From December 31, 1999 to December 31, 2003, we invested $778 million in acquiring modern vessels, while at the same time we decreased our net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) from 60.3% as of December 31, 1999 to 49% as of December 31, 2003. This was aided by the issuance of approximately $148 million in equity during that period. We will continue to monitor opportunities to acquire modern vessels at attractive returns on capital and to dispose of old vessels.

Enter into strategic alliances

Working with other business enterprises in our industry provides us with superior market information, scheduling efficiencies and access to expertise. It provides opportunities to reduce ballast time which may result in higher earnings for our vessels. All 10 of our Suezmax tankers are marketed through a marketing alliance with another large Suezmax tanker owner, and commencing in December 2003, our Suezmax tankers are pooled with a European shipowner. Our three Panamax tankers are also in a pool with other Panamax shipowners.

Our Fleet

The following tables set forth additional detail about our fleet. Our current fleet consists of crude oil tankers and product carriers.

EXISTING FLEET

Name of Vessel	Year Built	Dwt	Charter Expiration	Hull Type (a)

CRUDE OIL TANKERS:

Suezmax
SOMJIN	2001	160,183	SPOT	D
POTOMAC	2000	159,999	SPOT	D
HUDSON	2000	159,999	SPOT	D
DELAWARE	2002	159,452	SPOT	D
DAKOTA	2002	159,435	SPOT	D
SACRAMENTO	1998	157,411	SPOT	D
PECOS	1998	157,406	SPOT	D
SABINE	1998	157,332	SPOT	D
OLIVER JACOB(b)	1999	157,327	SPOT	D
MAX JACOB(c)	2000	157,327	SPOT	D

Panamax
ELBE	1984	66,800	SPOT	S
NILE(d)	1981	65,755	SPOT	S
VOLGA(d)	1981	65,689	SPOT	S

Handysize
TANDJUNG AYU	1993	36,362	5/2005	DS
BANDAR AYU	1993	36,345	7/2005	DS

ULCC
SETTEBELLO(e)	1986	322,466	SPOT	S

		2,179,288

Name of Vessel	Year Built	Dwt	Charter Expiration	Hull Type (a)

PRODUCT CARRIERS:

Panamax
TAMAR	2003	70,362	7/2008	D
OTTAWA	2003	70,297	4/2008	D

Handymax
NECHES	2000	47,052	9/2004	D
SAN JACINTO	2002	47,038	3/2005	D
GUADALUPE	2000	47,037	11/2004	D
AMAZON	2002	47,037	1/2005	D
MOSELLE	2003	47,037	2/2006	D
ROSETTA	2003	47,015	3/2006	D

Handysize
ORONTES	2002	37,383	3/2005	D
OHIO	2001	37,278	12/2004	D
ASHLEY	2001	37,270	11/2004	D
MARNE	2001	37,230	9/2004	D
LOIRE	2004	37,106	2/2009	D
TRINITY	2000	35,834	10/2006	D
MADISON	2000	35,828	9/2006	D
RHONE	2000	35,775	4/2005	D
CHARENTE	2001	35,751	9/2006	D
ISERE	1999	35,438	9/2006	D
SEINE	1999	35,407	7/2005	D
SHANNON	1991	29,999	SPOT	S
ALMA	1988	29,996	6/2004	S

		883,170

Total Current Fleet		3,062,458

VESSELS ON ORDER

Name of Vessel	Year Built	Dwt	Charter Expiration	Hull Type (a)

GARONNE	4/2004	37,000	4/2009	D
SAONE	8/2004	37,000	8/2009	D
GANGES	11/2004	37,000	SPOT	D
FOX	6/2005	37,000	6/2010	D
TO BE NAMED	8/2005	47,000	SPOT	D
TO BE NAMED	8/2005	37,000	8/2010	D
TO BE NAMED	4/2006	37,000	SPOT	D

Total Vessels on Order		269,000

(a)	“D” is double hulled, “S” is single hulled and “DS” is double sided.
(b)	In June 2002, we acquired the COLUMBIA (which we had sold and chartered back in 1999) and simultaneously resold the vessel to an unrelated third party. We then chartered the vessel back (which had been renamed the OLIVER JACOB) for a period of eight years. The owners of the OLIVER JACOB provide crewing and all other technical operations for the vessel.
(c)	In December 2001, we sold the SOYANG to a third party. We then chartered the vessel back (which had been renamed the MAX JACOB) for a period of five years. The owners of the MAX JACOB provide crewing and all other technical operations for the vessel.
(d)	In March 2004, the vessel was reclassified to Vessels Held for Sale.
(e)	The vessel is held for sale.

Operations

There are two central aspects to the operation of our fleet:
•	Commercial Operations, which involves chartering a vessel; and
•	Technical Operations, which involves maintaining, crewing and insuring a vessel.

Our office staff, either directly or through a subsidiary, provides the following services:
•	commercial operations and technical supervision;
•	safety monitoring;
•	vessel acquisition, construction management and oversight; and
•	financial, accounting and information technology services.

Commercial operations

We arrange voyage charters for vessels that we operate in the spot market and time charters for vessels for which we seek longer term commitments. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a “spot market” charter, which generally lasts from two to ten weeks. Our vessels in the spot market may spend time idle waiting for business, or may have to be “laid up” if the markets are especially weak for protracted periods.

Under a time charter, the owner of the vessel provides the vessel to the charterer to use for a fixed period of time in return for the payment of a specified daily or monthly hire rate. Operating costs, such as for crews, maintenance and insurance are typically paid by the vessel owner, while voyage costs, such as fuel and port charges, are paid by the charterer. Once we have time chartered a vessel, trading of the vessel and the commercial risk shift to our customers.

We charter our vessels for varying periods, ranging from a single voyage, as in the case of our spot market charters, to multiple years, as in the case of our long-term time charters. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs. In addition, there is also a profit sharing element in six of our existing time charters that allows us to further capitalize on the upside of the spot market without undue risk. Operating vessels in the spot market affords us greater speculative opportunity to capitalize on fluctuations in the spot market: when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control.

Crude oil tankers

Our Suezmax tankers are commercially managed by Alliance Chartering LLC, a marketing alliance we operate in conjunction with Frontline Ltd., another large Suezmax tanker owner and operator. Alliance currently manages approximately 35 Suezmax tankers, including the Suezmax fleets of Frontline Ltd. and several smaller owners. The overall size and quality of the fleet give us access to market information and improve our vessel utilization.

Alliance operates through Frontline’s offices in Oslo, Norway and through our offices in Stamford, Connecticut. The Oslo office commences trading at the time of its opening and transfers trading to our Stamford office later in the day. Typical voyages chartered through Alliance for our Suezmax tankers are for loading crude oil in North Sea or West African ports and discharging it at refineries in the East or Gulf Coasts of the United States. Alliance employs objective criteria when it selects a vessel for a particular charter. Each vessel owner receives the revenues from voyages it performs.

Under an arrangement that commenced in December 2003, we have agreed to pool our ten Suezmax tankers with two Suezmax tankers owned by a European shipowner in a pool called “Gemini Tankers”. Alliance will commercially manage the vessels in the pool and revenues will be paid into the pool for the vessel performing the charter. Revenues received by the pool will be shared by the Company and the European shipowner according to an agreed formula.

Our three Panamax crude oil tankers are time chartered into the Star Tankers Pool. Star Tankers Inc. is a tanker pool that operated, as of December 31, 2003, 42 Panamax vessels, the largest pool in this class of vessel. The pool is operated by Heidenreich Marine Inc., an unaffiliated third party that charters the vessels to customers as it deems appropriate. This pool distributes revenues to participants according to an agreed formula. This pool enables us to place our vessels with an operator with greater knowledge of the Panamax market segment. We believe that our vessels receive a better rate than we would be able to achieve by chartering the vessels in the spot market on our own. Two of our three vessels will leave the pool during 2004, and have been reclassified to Vessels Held for Sale in March 2004.

Product carriers

Our product carriers are available for spot market voyages or time charters and are commercially managed by us from our Stamford office. All but one of our 21 product carriers currently are on time charter. The charterers of time chartered vessels decide where to send the vessels to load and discharge. We trade one product carrier in the spot market.

Technical operations

All of our owned vessels are operated and managed on a technical basis by our wholly owned subsidiary, OMI Marine Services LLC, which has offices in Houston, Texas and Stamford, Connecticut. Technical management involves crewing, maintaining and insuring the vessels and arranging for vetting by customers, potential customers and others. OMI Marine Services LLC currently obtains crews through Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), an unaffiliated crewing agent in Mumbai, India. OMCI provides crews primarily to us, most of who are from India. In addition to operating the vessels during voyages, the crews perform general maintenance, sometimes with the help of additional personnel. A portion of our technical management is subcontracted to the crewing agent as well, as the crewing agent has access to many seamen who have previously served on our vessels and therefore have knowledge of our ships and experience with our operations.

Contractual arrangements between us and our Indian agent provide us with the ability to ensure that the standards of recruiting and training that we require are followed and that the training of crew members includes continuous updating and emphasizes awareness of, and adherence to, applicable environmental and safety regulations. As part of this relationship, we jointly sponsor and hold monthly training seminars for crew members in India to discuss and promote environmental and safety compliance. Many of our crew members frequently crew on our vessels and have attended our jointly sponsored seminars to improve their shipboard skills and heighten their environmental awareness.

Our vessels are inspected often by customers, potential customers, regulatory authorities and by us. We also drydock our vessels periodically as required by applicable regulations or earlier, as appropriate. Our employees prepare specifications for and observe the performance of the drydockings to ensure proper performance. Insurance is arranged and administered by personnel in our Stamford, Connecticut office. The two vessels we charter-in, the OLIVER JACOB and the MAX JACOB, are managed by their respective owners, who provide crews and all technical services for these vessels and also obtain required vettings from major oil companies.

Competition

The international shipping industry is highly competitive with many market participants. There are approximately 3,000 tankers aggregating approximately 290 million dwt, and the largest tanker owner has less than 5.0% of the total market dwt. The refined petroleum products transport segment is even more fragmented than the crude oil transport segment.

In the spot market, our vessels compete with all other vessels that satisfy the size and availability requirements specified by a customer. Competition in the spot market is based primarily on price, although many charterers are becoming more selective with respect to the quality of vessel they charter, focusing on a number of factors, including age, ship specifications, such as double hulls, reliability and quality of operations. Our competitors in the crude oil and products transport market are mainly privately owned fleets and some government owned fleets.

We also compete with oil companies and traders who own or charter-in vessels. Competition for voyage charters may also include vessels that are in other classes. For example, our Suezmax tankers compete with VLCC tankers in certain markets and aframax tankers in other markets.

As in the spot market, the time charter market is price sensitive and also depends on our ability to demonstrate the high quality of our vessels and operations to chartering customers. However, because of the longer term commitment, customers entering time charters are more concerned about their exposure and image from chartering vessels that do not comply with environmental regulations or that will be forced out of service for extensive maintenance and repairs.

Employees and Labor Relations

As of December 31, 2003, we had approximately 50 office employees. Additionally, there are in aggregate approximately 900 seagoing personnel on board our vessels at any one time.

Our agent signs labor contracts in India with labor organizations that represent seagoing personnel. We are not a party to these contracts. One of these contracts is with a union representing the ratings, or non officer, seagoing personnel. Our agent also has entered into a contract for officers for our vessels. Our labor relations historically have been very good with our crews and we expect these positive relations to continue.

Customers

Our customers include major oil companies, petroleum products traders, government agencies and various other entities that utilize the crude oil tanker market and the product carrier market. For 2003, our largest customers by revenues were Chartering and Shipping S.A., a subsidiary of Total S.A. ($33,851,000 or 11% of our consolidated revenue) and El Paso Marine Company ($42,720,000 or 13% of our consolidated revenue). For 2002, our largest customers by revenues were also Chartering and Shipping S.A. ($34,045,000 or 17% of our consolidated revenue) and El Paso Marine Company ($28,082,000 or 14% of our consolidated revenue). During 2001, the Company did not receive 10% of its revenue from any one entity.

Regulations

Environmental regulations

Our operations are affected by U.S. federal, state and foreign environmental protection laws and regulations, particularly OPA 90, CERCLA, the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, regulations adopted by the IMO and the European Union, various volatile organic compound emission requirements, the IMO/U.S. Coast Guard pollution regulations and various Safety of Life at Sea (“SOLAS”) amendments, as well as the regulations described below. Compliance with these laws and regulations entails additional expense, including vessel modifications and implementation of certain operating procedures.

United States requirements

OPA 90 affects all vessel owners and operators shipping oil or hazardous material to, from, or within U.S. waters. The law phases out the use of tankers having single hulls and effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990 or delivered after January 1, 1994. Furthermore, OPA 90 calls for the phase out of all single hulled tankers by the year 2015 according to a schedule that is based on size and age of the vessel, unless the tankers are retrofitted with double hulls. OPA 90 permits single hulled tankers to operate until the year 2015 if they discharge at the Louisiana Offshore Oil Port (“LOOP”) or off-load, or lighter, at approved lightering areas more than 60 miles offshore.

Under OPA 90, a vessel owner or operator is liable, without regard to fault, for removal costs and damages, including economic loss without physical damage to property for oil pollution in U.S. waters. Liability is limited to $1,200 per gross ton of the vessel unless the spill is caused by gross negligence, willful misconduct or a violation of certain regulations, in which case liability is unlimited. In addition, OPA 90 does not preempt state law; therefore states may and have enacted laws imposing additional liability. Coastal states have enacted pollution prevention, liability and response laws, many providing for unlimited liability.

OPA 90 also requires owners and operators of vessels to adopt contingency plans for reporting and responding to oil spill scenarios up to a “worst case” scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a “worst case discharge.” In addition, periodic training programs for shore and response personnel and for vessels and their crews are required. Our vessel response plans have been approved by the U.S. Coast Guard.

CERCLA applies to the discharge of hazardous substances whether on land or at sea. CERCLA contains liability aspects similar to those of OPA 90 and also imposes liability for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million unless the spill is caused by gross negligence, willful misconduct, or a violation of certain regulations, in which case liability is unlimited.

Under the financial responsibility regulations issued under OPA 90, all vessels entering U.S. waters are required to obtain Certificates of Financial Responsibility or COFRs in the amount of $1,500 per gross ton for tankers, combining the OPA 90 limitation of liability of $1,200 per gross ton with the CERCLA liability of $300 per gross ton as discussed above. Under the regulations, owners or operators of fleets of vessels are required to demonstrate evidence of financial responsibility of the tanker having the maximum aggregate liability under OPA 90 and CERCLA. All of our vessels that need COFRs have them.

We believe that we are in substantial compliance with OPA 90, CERCLA and all applicable state regulations in U.S. ports where our vessels call.

International requirements

As described in the table below, similar laws and regulations have been adopted by the EU and by the IMO, which phase out non-double hulled tankers at different periods from OPA 90. As a result, some vessels that are eligible to trade internationally will be unable to carry cargo to or from the United States, and some vessels that may trade in the U.S. will be unable to trade elsewhere.

The European Parliament’s new Regulation No. 1726/2003, effective October 21, 2003, provides for an accelerated phase out of non-double hulled tankers. Specific phase-out dates depend upon the year of construction and whether the tanker has segregated ballast tanks, among other factors. In addition, non-double hulled tankers cannot carry heavy grades of oil to or from member ports, and commencing in 2005 all single hulled tankers above 15 years of age must comply with a condition assessment program to enter or leave member states’ ports. In December 2003, IMO announced the adoption of a revised accelerated phase out schedule for single hulled tankers along with other measures, including an extended application of the condition assessment program for single hulled tankers 15 years old or older and a ban on the carriage of certain heavy grades of oil in single hulled tankers, all of which are expected to enter into force April 5, 2005.

Our six single hulled vessels (one ULCC, three Panamax tankers and two handysize product carriers) and two double sided handysize crude oil tankers will be phased out under OPA 90, IMO and EU regulations in accordance with the following table. However, commercial considerations arising from customer preference for double hulled vessels will likely cause all of them to be non-competitive before the required phase-out dates. For that reason, we sell non-double hulled vessels whenever a good opportunity presents itself.

			Phase Out Dates (Month/Year)

Name of Vessel	Year Built	Dwt	OPA 90	IMO		EU

ULCC
SETTEBELLO(a)	1986	322,466	7/09	7/10	(c)	7/05

Panamax
ELBE	1984	66,800	6/07	6/10	(d)	6/10
NILE(b)	1981	65,755	10/04	10/10	(d)	10/07
VOLGA(b)	1981	65,689	6/04	6/10	(d)	6/07

Handysize
TANDJUNG AYU	1993	36,362	1/15	10/18	(e)	10/15
BANDAR AYU	1993	36,345	1/15	5/18	(e)	5/15
SHANNON	1991	29,999	1/10	8/15	(e)	8/10
ALMA	1988	29,996	1/10	9/13	(d)(e)	9/10

(a)	The vessel is held for sale.
(b)	In March 2004, these vessels were reclassified to Vessels Held for Sale.
(c)	The date would be July 2005 if we decided not to make certain alterations to create segregated ballast tanks on the vessel.
(d)	Each date would be the respective anniversary of delivery day in 2007 unless the country of vessel registry is satisfied that results of the vessel under a condition assessment scheme and finds the vessel is fit to continue to operate.
(e)	Each date would be the respective anniversary of delivery day in 2010 unless the country of vessel registry is satisfied that results of the vessel under a condition assessment scheme and finds the vessel is fit to continue to operate.

Other regulations

We are also required by various other governmental and quasi-governmental agencies to obtain permits, licenses and certificates for our vessels, depending upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner or charterer. We believe that we have, or can readily obtain, all permits, licenses, approvals and certificates necessary to permit our vessels to operate.

Industry regulations require that a vessel be “in class” as a condition to its initial and continued registration under a country flag. Being certified as “in class” means that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the country of registry of the vessel and the international conventions to which that country is a member. Each vessel is inspected by a surveyor of the classification society in three types of surveys: annual surveys, intermediate surveys every two to three years and special surveys every five years. A vessel may be required to be drydocked as part of an intermediate survey for inspection of the underwater parts. A vessel is required to be drydocked for special surveys. Should any defects be found during any survey, the classification surveyor will issue a recommendation for appropriate repairs to be made by the shipowner, which have to be made within required time periods. Our vessels have all been certified as being in class by their respective classification societies.

The requirements contained in the International Safety Management Code, or ISM Code, promulgated by the IMO also affects our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. OMI Marine Services LLC, our wholly owned subsidiary that is the technical operator of all of our owned vessels, is certified as an approved ship manager under the ISM Code.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a Document of Compliance, issued by the vessel’s flag state, or by an appointed classification society, under the ISM Code. All of our vessels and OMI Marine Services LLC have received ISM Certification.

Non-compliance with the ISM Code and other IMO regulations may subject the shipowner to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. Both the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in U.S. and EU ports, as the case may be. All of our vessels comply with the IMO regulations which pertain to them.

Inspections

Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities such as the U.S. Coast Guard, harbor master or equivalent, classification societies, flag state administration or country of registry, charterers, and particularly terminal operators and major oil companies which conduct frequent vessel inspections.

Insurance

We believe that our current insurance coverage is adequate to protect us against the accident-related risks involved in the conduct of our business and that we maintain appropriate levels of environmental damage and pollution insurance coverage, consistent with currently prevailing industry practice at commercially acceptable rates. We often do not purchase other available insurances, such as loss of hire, when in our view they are not commercially attractive. Not all risks can be insured against and we cannot assure that any specific claim will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

We have arranged for insurance covering our vessels in line with currently prevailing industry practice for fleets comparable to ours. Our insurance policies include:

Hull and Machinery. We maintain marine hull and machinery and war risks insurance, and increased value coverage, which includes the risk of actual or constructive total loss for all of our vessels. Each of our vessels is insured for at least its fair market value, with deductibles generally ranging from $100,000 to $150,000 per vessel per incident.

Protection and Indemnity Insurance. We maintain P&I insurance for pollution and spillage of up to $1 billion, and for war and terrorist-related acts of $200 million, in each case per occurrence per vessel. P&I insurance is provided by mutual marine indemnity associations, or “P&I Clubs”, formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members. Each P&I Club has capped its exposure to each of its members at $4.25 billion; each member’s potential exposure to the P&I Club is not otherwise limited. Deductibles vary up to $25,000 per claim, depending on the nature of the claim. As with other forms of mutual insurance, the members of each P&I Club share in the benefits if the overall results of the P&I Club are favorable and are liable for additional payments when and if required.

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

Taxation of Operating Income

We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule. We can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our U.S. source shipping income, which constitutes not more than 50 % of our gross shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

Under current law, we will not be subject to income taxation under the laws of the Republic of the Marshall Islands, and distributions to us by our subsidiaries also will not be subject to any Republic of the Marshall Islands tax.

GLOSSARY OF SHIPPING TERMS

Aframax	means a tanker of 80,000 to 120,000 dwt.

Backhaul	when a vessel loads a cargo near the vessel’s prior discharge port and transports the cargo near the next load port.

Ballast	a vessel is in ballast when it is steaming without cargo and is usually loaded down with seawater for stability.

Bunker	fuel oil used to operate a vessel’s engines and generators.

b/d	means barrels per day.

Charter	is a contract entered into with a customer for the use of a vessel for a specific voyage at a specific rate per unit of cargo, or for a specific period of time at a specific rate per unit (day or month) of time.

Charterer	means the customer who hires a vessel to perform charter.

Chartered-in	means a Charter from another owner of a vessel for use by the Company.

Classification societies	are organizations that establish and administer standards for the design, construction and operational maintenance of vessels. As a practical matter, vessels cannot trade unless they meet these standards.

Combined carriers	vessel capable of carrying either liquid or dry cargos in bulk.

Commercial operations	refers to the process of employment, or chartering, of a vessel and associated functions, including seeking and negotiating employment, billing and collecting revenues, issuing voyage instructions, purchasing fuel and appointing port agents.

Crude oil tanker	means a tanker vessel designed to carry crude oil or low grade oil products.

Double bottomed	refers to a vessel with an inner and outer bottom separated by void space.

Double hulled	refers to a vessel with an inner and outer side and bottom separated by void space.

Double sided	refers to a vessel with an inner and outer side separated by void space.

Drydocking	is the performance of repairs and maintenance while a vessel has been taken out of the water. During drydockings, which are required to be carried out periodically, certain mandatory Classification society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost of drydocking increases.

dwt	means deadweight ton, which is a unit of a vessel’s capacity for cargo, fuel oil, stores and crew. A vessel’s dwt or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Gross ton	means the volume of the interior of a vessel including all spaces except the void areas related to a double hulled, double sided or double bottomed vessel, expressed in a ton equal to 100 cubic feet.

Handymax	is a vessel of 40,000 to 50,000 dwt.

Handysize	is a vessel of 25,000 to 40,000 dwt.

Hull and machinery insurance	is the basic asset coverage insurance for repair or replacement of a damaged or lost vessel.

Ice Class 1A	refers to a vessel designed and built to be able to trade in areas in which ice is not greater than 80cm thick. This is the highest standard for vessels able to trade in ice bound waters.

IMO	the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL 73/78.

Lay-up	means taking a vessel out of service, generally for an extended period.

Lightering	is the process of discharging a vessel’s cargo into smaller vessels.

Lightweight	means the weight of the hull and superstructure in long tons.

MARPOL 73/78	is the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

Newbuilding	means a newly constructed vessel.

OPA 90	is the abbreviation for the U.S. Oil Pollution Act of 1990.

Off-hire	is any period in which a vessel under charter is not earning revenue.

Orderbook	refers to vessels under contract to be constructed, usually expressed by number of vessels or dwt.

Panamax	means a vessel of 50,000 to 80,000 dwt.

Pool	is a grouping of vessels in which the financial results are aggregated, then distributed among pool members according to an agreement.

Product carrier	means a tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

P&I Insurance	is insurance obtained through a mutual association or “P&I Club” formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members.

Scrapping	is the process by which a vessel is stripped of equipment and broken up, generally for reprocessing of its steel.

Sister ship	is a vessel built to the same plans and specifications as another vessel.

Slow steaming	means slowing the speed of the vessel to save fuel.

Special survey	refers to the inspection of a vessel by a Classification Society surveyor which takes place every four to five years.

Spot market	is the market for immediate chartering of a vessel.

Suezmax	means a vessel of 120,000 to 200,000 dwt, which generally transports about one million barrels of oil.

Tanker	means a vessel designed to carry liquid bulk commodities.

Technical operations	refers to the process of operation of a vessel, including physically maintaining the vessels, maintaining certifications, and supplying stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging insurance coverage.

Time charter	is a charter under which a Charterer pays a fixed daily or monthly rate for a fixed period of time for use of the vessel. Subject to any restrictions in the Charter, the Charterer decides the type and quantity of cargo to be carried and the ports of loading and unloading. The Charterer pays all voyage expenses such as fuel, canal tools, and port charges, while the shipowner pays all normal vessel expenses.

Time Charter Equivalent or TCE	the abbreviation for Time Charter Equivalent. TCE revenues, which is time charter revenues and voyage revenues less voyage expenses, serves as an industry standard for measuring and managing fleet revenue.

Tonne-mile	means tonnes carried by a vessel multiplied by the distance traveled.

Tonne	means a metric ton—1,000 kilograms or 2,204.6 pounds.

Trading	means finding business and negotiating terms.

ULCC	means an Ultra Large Crude Carrier, of greater than 320,000 dwt

Vetting	refers to the process by which a vessel or company is inspected and appraised.

VLCC	means a Very Large Crude Carrier, of 200,000 - 320,000 dwt, which generally transports two million barrels or more of crude oil.

Voyage Charter	is a charter under which a Charterer pays a transportation charge for the movement of a specific cargo between two or more specified ports. The shipowner pays all vessel and voyage expenses. Vessels performing voyage charters are said to be in the spot market.

Voyage Expense	refers to expenses incurred due to a vessel traveling to a destination, such as fuel cost and port and canal fees.

War risk insurance	is insurance for repair or replacement of a damaged or lost vessel due to risks of war.

Item 3. LEGAL PROCEEDINGS

We and certain of our subsidiaries are defendants in various actions arising in the ordinary course of business from shipping operations for monetary relief arising principally from personal injuries, collision or other casualty and from claims under charter parties. All such personal injury, collision and casualty claims against us are fully covered by insurance, subject to deductibles which are not material. In addition, we are subject from time to time to other claims and actions arising in the ordinary course of business. Except as described below, the other claims involve an amount which, if determined adversely to our interests would not have, in our opinion, a material adverse effect on our operations or financial condition.

We recently reached an agreement with the Department of Justice ("DOJ") pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. Sentencing is expected in May of 2003. Assuming the presiding judge sentences us according to our agreement with the DOJ, which she is not bound to do, the Company will pay a $4.2 million fine and serve a probationary period of three years.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

Item 4A. MANAGEMENT AND DIRECTORS.

Set forth below is certain information with respect to our management and directors as of March 10, 2004.

Name	Age	Position

Craig H. Stevenson, Jr.	50	Chairman of the Board, Chief Executive Officer
Robert Bugbee	43	President and COO; Director
Kathleen C. Haines	49	Senior Vice President, Chief Financial Officer and Treasurer
Henry Blaustein	61	Senior Vice President, OMI Marine Services LLC
Fredric S. London	56	Senior Vice President, General Counsel
Stavros Skopelitis	57	Vice President
Edward Spiegel	65	Director
James D. Woods	72	Director
James N. Hood	69	Director
Michael Klebanoff	83	Director
Philip J. Shapiro	51	Director
Donald C. Trauscht	70	Director

There is no family relationship by blood, marriage or adoption between any of the above individuals and any other executive officer or any OMI director.

The term of office of each officer is until the first meeting of directors after the annual stockholders’ meeting next succeeding his election and until his respective successor is chosen and qualified.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which any of the above was elected as an officer.

The following descriptions of occupations or positions that the executive officers and directors of the Company have held during the last five years:

Craig H. Stevenson, Jr. was appointed President and Chief Executive Officer of the Company and elected Chairman of the Board in 1998, when the Company was spun off from OMI Corp. (Old OMI). He was President until January 2002 when Mr. Bugbee was promoted from Executive Vice President to President of the Company. Mr. Stevenson had been Chief Executive Officer of Old OMI since January 1997 and President of Old OMI since November 1995.

Robert Bugbee was elected President effective January 25, 2002. He was previously elected Executive Vice President effective January 1, 2001, Director and Senior Vice President in 1998 and Chief Operating Officer in March 2000. He was Senior Vice President of Old OMI from August 1995 to June 1998. Mr. Bugbee joined Old OMI in February 1995.

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

Edward Spiegel was a general partner of Goldman Sachs from 1984 to 1996. Mr. Spiegel is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

James D. Woods is Chairman Emeritus of Baker Hughes Inc., one of the largest companies in the oil-services industry, and worked for it and its predecessor from 1955 to 1997. From January 1989 until January of 1997 Mr. Woods was Chairman of the Board and Chief Executive Officer of Baker Hughes Inc. Mr. Woods is also a director of Varco International Inc., Integrated Electrical Services, Inc., Esco Technologies, Inc., United States Energy Company, Inc., and Foster Wheeler, Ltd.

James N. Hood was President and Chief Executive Officer of Teekay Shipping Corporation from 1992 to 1998, Director of Teekay Shipping Corporation from 1993 to 1998 and consultant to Teekay Shipping Corporation from 1998 to 2000. In addition to his 23 years of shore service in various senior management positions, Captain Hood served at sea for 19 years, including four years of command experience.

Michael Klebanoff is a private investor. He was President of Old OMI from 1969 to 1983 and was Chairman of the Board of Old OMI from 1983 until November 1995.

Philip J. Shapiro was elected director on April 3, 2002. Since 1998 he has been the President and Chief Executive Officer of Liberty Maritime Corporation, the largest privately held independent operator of U.S. flag dry bulk vessels. Mr. Shapiro is an elected member of the American Bureau of Shipping.

Donald C. Trauscht was elected director on December 1, 2000. He has been Chairman, BW Capital Corporation since 1966. From 1967 to 1995, Mr. Trauscht held a number of positions at Borg Warner Corporation, including Chairman and Chief Executive Officer. Mr. Trauscht is a director of Esco Technologies, Inc., Global Motorsports, Inc., Integrated Electrical Services, Inc. and Bourns, Inc.

PART II

Item 5. MARKET FOR OMI CORPORATION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

OMI trades on the New York Stock Exchange under the symbol “OMM”. As of March 9, 2004 the number of stockholders of record of OMI common stock was approximately 2,865. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

2003 Quarter	1st	2nd	3rd	4th

High	$5.09	$6.45	$7.72	$9.22
Low	$4.06	$4.30	$6.00	$6.00

2002 Quarter	1st	2nd	3rd	4th

High	$4.14	$5.18	$4.11	$4.18
Low	$2.82	$3.58	$3.00	$3.15

Payment of Dividends to Stockholders

On March 10, 2004, the Board declared a quarterly dividend of $0.05 per share, payable on April 14, 2004 to shareholders of record at the close of business on March 22, 2004. The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 5 to the Consolidated Financial Statements.)

Equity Compensation Plans

The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which grants of options and restricted stock have been granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	665,067	$5.11	3,334,933
Equity compensation plans not approved by security holders	0	N/A	0
Total
	665,067	$5.11	3,334,933

Item 6. SELECTED FINANCIAL DATA

OMI CORPORATION AND SUBSIDIARIES

	For The Years Ended December 31,

Income Statement Data:	2003	2002	2001	2000	1999

(in thousands, except per share data)
Revenue(a)	$318,952	$199,052	$209,936	$187,044	$115,992
Time Charter Equivalent Revenue(b)	269,172	163,468	177,733	161,125	90,479
Other Revenue	225	127	473	—	—
Total TCE and Other Revenue	269,397	163,595	178,206	161,125	90,479
Operating Expenses:
Vessel Expenses	56,783	51,478	42,344	29,297	38,892
Charter Hire Expense	22,668	16,654	8,416	16,184	15,234
Depreciation and Amortization	50,891	43,583	32,688	18,323	26,272
General and Administrative	16,603	12,689	12,420	11,269	10,486
Provision for Settlement Loss and Related Expenses	6,000	—	—	—	—
Provision for Impairment Loss on Vessels	2,770	—	—	—	—
Provision for Loss on Lease Obligation	—	—	—	—	6,229
Loss (Gain) on Disposal/Writedown of Assets–Net	14,358	289	(19,516)	10,814	48,692
Operating Income (Loss)	99,324	38,902	101,854	75,238	(55,326)
Interest Expense	23,854	24,845	20,921	27,260	19,198
Gain (Loss) on Disposal/Writedown of Investments	618	(675)	(1,617)	(2,971)	(7,771)
(Benefit) Provision for Income Taxes	—	(1,406)	—	—	475
Equity (Loss) in Operations of Joint Ventures	—	—	222	3,227	(510)
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	76,471	15,469	82,344	53,085	(83,034)
Cumulative Effect of Change in Accounting Principle(c)	—	—	—	—	2,729
Net Income (Loss)	$ 76,471	$ 15,469	$ 82,344	$ 53,085	$ (80,305)

Per Share Data:
Basic Earnings (Loss) Per Common Share:
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$ 0.98	$ 0.22	$ 1.22	$ 0.94	$ (1.94)
Net Income (Loss)	$ 0.98	$ 0.22	$ 1.22	$ 0.94	$ (1.90)
Diluted Earnings (Loss) Per Common Share:
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$ 0.98	$ 0.22	$ 1.21	$ 0.93	$ (1.94)
Net Income (Loss)	$ 0.98	$ 0.22	$ 1.21	$ 0.93	$ (1.90)
Weighted Average Shares Outstanding:
Basic	77,946	70,628	67,518	56,657	42,250
Diluted	78,066	70,832	67,892	56,940	42,250

Balance Sheet Data at End of Year:
Cash and Cash Equivalents	$ 48,788	$ 40,890	$ 17,730	$ 35,328	$ 7,381
Vessels to be Disposed of	16,514	—	—	—	90,996
Vessels and Other Property–Net	991,173	864,953	705,030	484,510	291,416
Construction in Progress (Newbuildings)	31,584	37,857	84,736	2,905	25,340
Total Assets	1,153,820	989,621	875,627	591,504	472,415
Current Portion of Long-Term Debt	21,369	32,602	40,238	40,577	54,834
Long-Term Debt	543,503	477,959	392,316	275,986	212,913
Total Stockholders’ Equity	537,764	437,822	401,816	254,703	171,766

	For The Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except ratios)
Other Data:
EBITDA(d)	$ 151,216	$ 82,491	$135,953	$ 98,668	$ (34,360)
Capital Expenditures:
Vessels, Other Property and Construction in progress payments	229,720	206,757	441,887	164,396	105,249
Payments for Drydocking	1,621	5,086	6,540	—	1,247
Ratio of Net Debt to Net Capitalization(e)	49.0%	51.8%	50.8%	52.5%	60.3%

Fleet Data at End of Year:
Number of vessels	36	36	31	22	23

(a)	Beginning with year ended December 31, 2003, we are reporting our Income Statement Data using Time Charter Equivalent (“TCE”) Revenue, which equals voyage revenue and time charter revenue less voyage expense, as is commonly used throughout the industry. Historically, we have not presented our results using TCE Revenue. For comparative purposes only, we have provided the presentation in the Statement of Operations Data for all of the periods both our historical presentation of Revenue and TCE revenue. We have provided you with a reconciliation of Revenue to TCE revenue as follows:

Revenue is voyage revenue, time charter revenue and other revenue as follows:

	For The Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Revenue:
Voyage Revenue	$203,033	$108,507	$165,892	$170,688	$104,725
Time Charter Revenue	115,694	90,418	43,571	16,356	11,267

Subtotal	318,727	198,925	209,463	187,044	115,992
Other Revenue	225	127	473	—	—

Total Revenue	$318,952	$199,052	$209,936	$187,044	$115,992

(b)	Time Charter Equivalent (“TCE”) Revenue is voyage revenue and time charter revenue less voyage expenses as follows:

	For The Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
TCE revenue:
Voyage Revenue	$203,033	$108,507	$165,892	$170,688	$104,725
Time Charter Revenue	115,694	90,418	43,571	16,356	11,267

Subtotal	318,727	198,925	209,463	187,044	115,992
Voyage Expenses	49,555	35,457	31,730	25,919	25,513

TCE Revenue	$269,172	$163,468	$177,733	$161,125	$ 90,479

(c)	Effective January 1, 1999, OMI changed its accounting policy on recognition of voyage freight for vessels operating on voyage charters from load-to-load to the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure at the next discharge port. The cumulative effect of this accounting change is shown separately in the Consolidated Statements of Income and resulted in income of $2,729,000.
(d)	EBITDA represents net income (loss) before interest expense, income taxes and depreciation and amortization expense. EBITDA should not be considered a substitute for net income, cash flows from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. However, we use EBITDA to provide additional information with respect to our ability to satisfy debt service, capital expenditures and working capital requirements. The following is a reconciliation of net income (loss), as reflected in our Consolidated Statements of Income, to EBITDA:

	For The Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Net Income (Loss)	$ 76,471	$15,469	$ 82,344	$53,085	$(80,305)
Add (Subtract):
Interest Expense	23,854	24,845	20,921	27,260	19,198
(Benefit) Provision for Income Taxes	—	(1,406)	—	—	475
Depreciation and Amortization	50,891	43,583	32,688	18,323	26,272

EBITDA	$151,216	$82,491	$135,953	$98,668	$(34,360)

(e)	Ratio of Net Debt to Net Capitalization is calculated as follows:

	For The Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Long-Term Debt, including current portion	$ 564,872	$510,561	$432,554	$316,563	$267,747
Cash and Cash Equivalents	(48,788)	(40,890)	(17,730)	(35,328)	(7,381)

Net Debt	516,084	469,671	414,824	281,235	260,366
Total Stockholders’ Equity	537,764	437,822	401,816	254,703	171,766

	$1,053,848	$907,493	$816,640	$535,938	$432,132
Net Capitalization

Ratio of Net Debt to Net Capitalization	49.0%	51.8%	50.8%	52.5%	60.3%

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

The following presentation of management’s discussion and analysis of results of operations and financial condition should be read in conjunction with our consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

Overview

We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. Our fleet currently comprises 37 vessels (including one handysize product carrier delivered February 26, 2004) aggregating approximately 3.1 million dwt, consisting of ten Suezmaxes (including two chartered-in vessels), three Panamax tankers carrying crude oil, two Panamax product carriers, 19 handysize and handymax product carriers, two handysize crude oil tankers and one ULCC. In the discussions that follow, we sometimes refer to our crude oil tankers as the “Crude Oil Fleet” and our product carriers as our “Clean Fleet”. Please see Part I, Items 1 & 2, Business and Properties—Our Fleet for a list of our vessels.

2003 Financial Summary

Our 2003 activities have supported our business strategies and also enhanced our competitive strengths. OMI’s operating results for fiscal year 2003 were at record levels since the Company’s spin-off from the domestic company, OMI Corp. in 1998. The 2003 Revenues and Operating income, (excluding losses from disposals, non-cash losses and settlement loss) of $319.0 million and $122.5 million, respectively, increased over 2002 by 60.2% and 212.4%, respectively. There were several key drivers for the increases in Revenues and Operating income including (1) increased spot rates in the Suezmax tanker market, (2) increased number of revenue earning operating days from adding modern vessels to our fleet , (3) increased marketability of our vessels by forming strategic alliances and capitalizing on our experience and reputation in the industry, (4) increased utilization of our vessels and (5) low costs from operating an efficient and young fleet of vessels. Due to our strong financial performance, we were able to continue to meet our goal of strengthening our Balance Sheet, and at the same time, we continued to grow as a Company by acquiring six modern vessels in 2003 and contracting to build eight product carriers that will be delivered in 2004, 2005 and 2006.

We have increased revenue and operating income by operating primarily a modernized fleet of double hull vessels through strategic acquisitions. The key elements of our strategy are (1) concentrate in two vessel categories: Suezmax tankers which offer size advantages and geographic flexibility over other vessel categories and product carriers because of steady demand for petroleum products in areas where there are no refineries nearby, (2) maintain an optimal balance for purchasing and or selling vessels as market conditions and opportunities arise while maintaining prudent financial ratios (e.g. Leverage ratio), (3) enter into strategic alliances that provide us with market opportunities that maximize our vessel utilization and earnings and (4) blend long-term contract revenues at attractive rates and predictable profits, with our ability to capture upside in stronger spot markets. This strategy has been effective in strong and weak tanker markets, giving us comfort when we look at the vagaries of the shipping market.

We have been very successful in managing our business risk by operating our crude oil carriers, which are approximately 71% of our aggregate deadweight (“dwt”), in the spot market giving us the ability to take advantage of high rates in strong markets yet, and at the same time, securing revenue with long-term contract revenue at attractive rates by time chartering our product carriers. Currently 22 vessels of our 37 vessels are on time charters; approximately 27% or (six vessels) of which have profit sharing arrangements, have a floor rate and profit sharing without a cap. These profit sharing arrangements enable us to benefit from strong tanker markets while protecting our downside. The spot market, on the other hand, is very volatile and spot rates fluctuate with changing market and economic changes (see Market Overview). Our Company benefited the most in 2003 from the strong tanker market resulting in higher earnings for the Suezmax fleet. Average rates earned in 2003 for the Suezmax fleet were 89% higher than average rates earned in 2002. During the first quarter of 2004, the spot market is even stronger then in the fourth quarter 2003 with average daily Suezmax rates at approximately $60,000 for the majority of the quarter compared to the fourth quarter 2003 average daily rate of $35,174. Due to the seasonal nature of this business, we anticipate rates to be lower in the second and third quarters compared to the first quarter of 2004; however, we expect rates to be seasonally strong. Fourth quarter rates are typically stronger than the second and third quarters, and we expect rates during that quarter to be stronger than the normal increase because of the need to replenish inventories in anticipation of colder months ahead.

The Company studies key performance indicators and trends when making key financial decisions in managing our risk, such as: world oil demand (increases / decreases in consumption of oil ), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, world tanker newbuildings (“orderbook”), deletions (“scrappings”), and average tanker rates by vessel dwt. which is the price to transport crude oil and refined petroleum products determined by the market factors and the supply of and demand for tankers.

During 2003, new regulations, discussed in detail in the Market Overview, that call for phasing out of single hull vessels has actually impacted owners with modern fleets positively. Because 92 % of our fleet is double hulled (excluding the three vessels we plan to dispose of in 2004), we will benefit from the additional demand for tonnage that was previously met by single hull vessels.

Financing for shipping companies has been more attractive this year then in the recent past years. During the first half of the year, we amended various loan agreements resulting in more favorable margins and more flexible terms. Two of our largest credit facilities were modified and resulted in several benefits for us: removal of certain restrictive covenants, reduction of the margin over LIBOR, additional liquidity and extension of the facility for an additional five years. Although our average debt balances were higher in 2003 compared to 2002 as a result of vessel purchases, our interest expense was lower in comparison, due to reduction in margins and low interest rates.

The following are several other significant items that occurred during the year ended 2003:

•	We acquired six vessels during 2003, four of which began three and five year time charters upon delivery.
•
We ordered six 37,000 dwt 1A ice-class product carrier newbuildings in addition to one ordered in late 2002. In March 2004, we ordered a 47,000 dwt 1A ice-class product carrier newbuilding. In February 2004, one vessel was delivered and began a five year time charter. The aggregate purchase price of the eight vessels was $234.5 million prior to the delivery of the vessel in February 2004. Three of the remaining seven vessels are scheduled to be delivered in 2004, three in 2005 and one in 2006. We have entered into five-year time charters for four of the seven vessels yet to be delivered.

•	We sold five single hull product carriers, which resulted in loss on disposals aggregating $14.4 million.
•
Our management approved a plan to sell its largest single hull ULCC vessel at a price that is reasonable in relation to its current fair value. The net book value of $16.5 million, at December 31, 2003, was reclassified to Vessels Held for Sale in the Current Asset Section of the Balance Sheet.

•	We have taken an impairment charge of $2.8 million for two single hull Panamax vessels. In March 2004, these vessels were reclassified to Vessels Held for Sale.
•
As a result of recent regulations (see Market Overview), OMI reduced the depreciable lives of two vessels, which will accelerate the depreciation expense by $0.7 million a year from 2004 to 2007 and $0.1 million from 2007 to 2015.

•
During November 2003, we issued $200 million of senior unsecured notes (the “Notes”). The Notes bear interest at 7.625% and are due in 2013. The proceeds of the Notes have been used to pay down outstanding balances under the Company’s revolving credit facilities and for general corporate purposes.

•
OMI reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on vessel acting in violation of Company policies without the knowledge of OMI management. Sentencing is scheduled for May 2004. If the presiding judge sentences us according to the agreement, we will pay a $4.2 million fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6.0 million has been expensed in the fourth quarter 2003. Any amounts received under insurance policies will be recognized when received.

In 2004, the Company plans to maintain its focus on the areas discussed above and continue to build its capabilities as a leading transporter of crude oil and refined petroleum products. See “Financial Condition and Capital Resources”.

Market Overview

Tanker charter rates are determined in a highly competitive market and depend on the supply of and demand for tanker capacity. Demand for tankers depends primarily on the volume of crude oil and petroleum products transported as well as the distance over which they are carried. Such demand is a function of world economic conditions and the resulting need for oil, world oil production and consumption patterns, as well as events which interrupt oil production, trade routes and consumption.

The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrappings and the behavior of tanker users, as well as the operating efficiency of the existing fleet. Please see “Items 1. and 2. Business and Properties-Regulations” for additional discussion of the tanker industry, including projections relating to the supply of tankers and requirements of new regulations.

Suezmax Tanker Overview

The strong tanker market which began in the fourth quarter of 2002 continued in 2003, and the average TCE for Suezmax tankers in the West Africa to U.S. trade was about double the level in the preceding year, and the second highest since 1990. This was the result of higher world oil demand due to improving world economic activity especially in the U.S., China and South East Asia, cold weather during the winter months, a tight U.S. natural gas market, and the decline of the U.S. Dollar, all occurring at a time of relatively low oil inventory levels. Furthermore, the tanker market benefited from a switch of combined carrier tonnage into the very strong dry bulk sector, heavy congestion out of the Black Sea due to adverse weather conditions, and more long-haul Middle East OPEC oil replacing the loss of Iraqi oil production through a pipeline to the Mediterranean and the persistent shortfall of oil production in Venezuela, notwithstanding an increase in the world tanker fleet. Freight rates in the crude tanker market have continued to be strong thus far in 2004.

Note: As at 12/31/03
Source: Industry Sources

The average OPEC oil production in 2003 totaled about 27.1 million barrels per day (“b/d”), up by 1.4 million b/d compared to 2002. At the same time, the average oil output by the long-haul Middle East OPEC producers totaled 19.1 million b/d, up by 1.4 million b/d compared to 2002. Currently, OPEC oil production, including Iraq, is estimated to be close to 28.1 million b/d, substantially above its quota and the year ago level, as its members have not implemented the oil production cut effective November 1, 2003 given the tight oil markets and high oil prices. However, OPEC oil producers recently announced their commitment to comply with their current oil production quotas, and to reduce them by 1.0 million b/d, to 23.5 million b/d (excluding Iraq), beginning April 1, 2004. According to OPEC oil producers, this decision was taken in order to support oil prices during the expected seasonal decrease in the demand for oil in the second quarter.

World oil demand increased by about 1.6 million b/d in 2003 or about 2.1% from the 2002 level, well above the gains in each of the previous three years. World oil demand is expected to increase by about 1.9 million b/d in 2004. This is due to increased world economic activity especially in the United States, Latin America, China and Southeast Asia, a tight U.S. natural gas market, and the decline of the U.S. dollar that makes oil purchases in local currencies less expensive.

Total commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of January 2004 were about 58 million barrels, or 2.9% higher than the year earlier level, but 0.8% below the average of the last five years. At the same time, crude oil inventories were 0.4% and petroleum products inventories were 1.1% below the average of the last five years, respectively. Oil inventories are expected to increase in the first half of 2004, but decrease in the later part of the year, and by year-end be at about the same level as at the end of 2003.

The world tanker fleet totaled 290 million dwt at the end of 2003, up by 10.7 million dwt or 3.8% from the year-end 2002 level. The tanker orderbook totaled about 79.6 million dwt, or 27.4% of the existing fleet at the end of 2003. Approximately 29.3 million dwt are for delivery in 2004, 29.9 million dwt in 2005, 16.4 million dwt in 2006 and the balance in 2007. The tanker orderbook includes 84 Suezmaxes of about 13.2 million dwt or 35.0% of the existing internationally trading Suezmax tanker fleet.

The accelerated phase-out of single-hull tankers due to new IMO and European Union (“EU”) regulations is expected to moderate the effect of the relatively large tanker orderbook. At the end of 2003, approximately 40.4 million dwt or 13.9% of the total tanker fleet was 20 or more years old, including 15.6 million dwt or 5.4% of the fleet which was 25 or more years old. Furthermore, 18 Suezmaxes were 20 or more years old, including 10 which were 25 or more years old.

Tanker deletions totaled 90.5 million dwt between 1999 and 2003, or on average of approximately 18.1 million dwt per year. Such deletions totaled about 20 million dwt in 2003, notwithstanding the strong tanker freight rate environment. These deletions include 13 Suezmaxes and 31 VLCCs. Tanker deletions are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

* Percent of total tanker fleet at the beginning of the year.
Note: As at 12/31/03
Source: Fearnleys, Oslo. OMI.

The EU adopted new tanker regulations which commenced on October 21, 2003. These regulations immediately prevent single-hull tankers from carrying heavy fuel oil in EU waters, accelerate the phase-out of single-hull tankers with phase-out dates depending upon the year of construction and whether the tanker has segregated ballast tanks, and force all single-hull tankers to comply with the Condition Assessment Scheme (“CAS”) from the age of 15 years, commencing in 2005.

In response to the European Union regulations, the IMO adopted the following new strict tanker regulations at its December 4, 2003 meeting:

1.	Prevent single-hull tankers of 5,000 dwt and above from carrying heavy fuel oils from early April 2005.

2.
Accelerate the phase-out of single-hull tankers to 2010 instead of 2015, in line with EU rules. This means that, single hull tankers without segregated ballast tanks which are 20,000 dwt and over and carry crude oil, fuel oil, heavy diesel oil or lubricating oil as cargo, and 30,000 dwt and over carrying other than the above will be banned beginning early April 2005. Single hull tankers of the size specified above with segregated ballast tanks and tankers 5,000 dwt and over but less than that specified above will be banned by 2010. The tankers will comply with the requirements not later than the anniversary date of delivery of the ship in the year specified as follows:

	•	Single hull tankers without segregated ballast tanks (category 1) phased-out date:

April 5, 2005 for tankers delivered on April 5, 1982 or earlier 2005 for tankers delivered after April 5, 1982

	•	Single hull tanks with segregated ballast tanks (category 2) and tankers 5,000 dwt and over but less than the sizes specified above (category 3) phase-out date:

April 5, 2005 for tankers delivered on April 5, 1977 or earlier
2005 for tankers delivered after April 5, 1977 but before January 1, 1978
2006 for tankers delivered in 1978 and 1979
2007 for tankers delivered in 1980 and 1981
2008 for tankers delivered in 1982
2009 for tankers delivered in 1983
2010 for tankers delivered in 1984 or later

•
Allow the flag state to permit continued operation of category 2 or 3 tankers beyond 2010 subject to satisfactory result from the CAS, which will be applicable to all single hull tankers 15 years or older. However, tankers will not be allowed to trade beyond the anniversary of the date of delivery of the ship in 2015 or the date on which the ship reaches 25 years of age, whichever is earlier.

•
Finally, tankers with only double sides or double bottoms will be allowed to operate beyond 2010, provided that these tankers were in service on July 1, 2001. Furthermore, such tankers will not be allowed to operate beyond the date on which they become 25 years of age after the date of delivery.

These new IMO regulations will commence on April 5, 2005. At the end of 2003, there were 114.5 million dwt of tankers or 39.5% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

Freight rates in the product tanker market increased substantially in 2003 and the average spot TCE for handysize product tankers in the Caribbean was more than 50% higher than the previous year, and the second highest since 1990. The product tanker market improvement was the result of increasing world economic activity especially in the U.S., China and Southeast Asia, a tight U.S. gas market and the usual seasonal oil demand gains at a time of relatively low oil inventories in the Atlantic basin, notwithstanding a substantial increase of the world product tanker fleet. Freight rates in the product tanker market have continued at very high levels thus far in 2004.

The world product tanker fleet totaled about 52.9 million dwt at the end of 2003, up by about 8.2% from the year-end 2002 level. The product tanker orderbook for delivery over the next few years totals about 24.7 million dwt, or about 46.7% of the existing product tanker fleet at the end of 2003. Approximately 9.4 million dwt are for delivery in 2004, 8.8 million dwt in 2005, 5.0 million dwt in 2006 and the balance in 2007. At the end of 2003, approximately 11.3 million dwt or 21.4 % of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of 2003 totaled about 10.2 million dwt or 31.8% of the existing handysize and handymax product tanker fleet.

Product tanker seaborne trade, measured in tonne-miles, increased by 5.1% in 2003 compared to a compound rate of approximately 2.5% per annum during the 1990-2003 period. This was the result of increasing world oil consumption, shortage of refinery capacity in major consumption areas and increased refinery capacity in oil exporting regions.

Source: Fearnleys, Oslo

The tanker market is expected to benefit from higher world oil demand due to improving world economic activity, especially in the U.S., Latin America, China and Southeast Asia, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria and stricter tanker regulations by IMO and the European Union. However, given the high tanker orderbook, tanker rates will depend on the level of world economic activity and oil demand growth as well as the total amount of tanker scrappings.

Critical Accounting Estimates

The policies discussed below are considered by management to be critical to understanding our financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates, judgments, assumptions and form opinions in applying our accounting policies that significantly impact the results we report in our financial statements. Our most critical accounting estimates include revenue/expense recognition for voyage charters, evaluation for impairment on long-lived assets, depreciation expense and drydock amortization because they generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

OMI generates operating revenue from two types of charters, time charters and voyage charters. Time charters are for a specific period of time at a specific rate per unit (day or month) of time, and are generally not as complex or as subjective as voyage charters. Under a voyage charter, or a charter in the spot market, we agree to provide a vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for our account. Voyage expenses, such as fuel and port charges, are recognized ratably over the duration of the voyage. We recognize voyage revenue and voyage expenses on the percentage of completion method of accounting, which is the most prevalent method of accounting for voyage revenue and expenses. Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

Revenue recognition for voyage charters may be calculated on either a load-to-load basis or on a discharge-to-discharge basis. Our accounting policy for recognition of voyage freight for vessels operating on voyage charters has been on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its prior discharge port to departure from the next discharge port. Management believes that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. This method is the predominant one used by the industry.

Management uses judgment to estimate the number of days to a vessel’s next discharge port to compute the amount of revenue and expense to recognize for voyages in progress at the end of each month using the percentage of completion method on a discharge-to-discharge basis. Management uses assumptions to determine these estimates that are supported by historical trends, more specifically about the operating capability of the vessel (speed and fuel consumption) and about the trading route and port. Actual results could differ from accruals that are included as estimates in the consolidated balance sheets under the classifications Traffic receivables, Prepaid expenses and other current assets and Accrued voyage and vessel liabilities, and also under Voyage revenue and Voyage expense categories included in the consolidated statements of income that are estimates in a period.

Evaluation for Impairments on Long-Lived Assets

Vessels and construction in progress (“CIP”) payments are recorded at cost. Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. The carrying values of our vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings, which have been cyclical. Management reviews vessels for potential impairment annually or when events or circumstances indicate that their values may have declined. In order to evaluate impairment of a vessel, assumptions about the future condition of the vessel and its operations are made. These assumptions are applied in a model in which we estimate the undiscounted projected future cash flows associated with the vessel and comparisons to the vessel’s carrying value to determine if a writedown to fair value is required. This process involves subjective assumptions about future events, and discount factors to be applied to projected cash flows when it is determined that an impairment exits. Estimated values can be affected by many factors beyond the Company’s control such as the overall market and economic trends, new regulations, and other changes.

These factors can cause underperformance relative to expected operating results and impact the useful economic lives of the vessels. Consideration, evaluation and judgment is made for each of these factors when making assumptions about the future performance for each vessel. Management believes that the assumptions made to evaluate the vessels for impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

During 2003, laws and regulations have been adopted by the EU and by the IMO, which phase out single hulled tankers at different periods from OPA 90. As a result, some vessels that are eligible to trade internationally will be unable to carry cargo to or from the United States, and some vessels that may trade in the U.S. will be unable to trade elsewhere. The EU’s new tanker regulations commenced on October 21, 2003. The IMO, in response to the EU regulations, also adopted new stricter tanker regulations at its December 4, 2003 meeting. The new IMO regulations will commence on April 5, 2005. See the “Market Overview” section for more details about the impact of the latest laws and regulations. Additionally, for an outline of phase out dates adopted by OPA 90, EU and IMO for our six single hulled vessels see Part I, Items 1. & 2. Business and Properties—-Regulations.

During our evaluation for impairment for the year ended December 31, 2003, OMI evaluated each of the single hulled vessels undiscounted future cash flow in conjunction with current laws and regulations. As a result of the impact of OPA 90 two of our Panamax vessels are scheduled to be returned to OMI in April and August of 2004 from their current trading in a Panamax tanker pool. As the vessels will be further restricted from trading in the future years coupled with other factors considered in the evaluation of the estimated future undiscounted cash flows, which were less than the vessels’ carrying value, we wrote down the vessels to their 2004 discounted cash flow. The provision for impairment losses for these vessels and aggregated $2.8 million for the year ended December 31, 2003. In March 2004, these vessels were reclassified to Vessels Held for Sale.

Depreciation Expense

Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. We estimate the useful lives of our vessels to range from 20 to 25 years. In the shipping industry, a 25 year life is the norm. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation. In December 2003, as a result of the IMO adopting regulations which included new phase-out dates, two of our single hull vessels’ depreciable lives were effected. There was no writedown in the 2003 financial statements since the vessels were not impaired. The phase-out dates will increase the depreciation expense beginning in 2004, resulting in accelerating depreciation expense between January 2004 and June 2007 (originally was June 2009) by $0.6 million a year for one vessel and January 2004 to August 2015 (originally was August 2016) by $0.1 million for the other vessel.

Salvage, or scrap, value is based upon a vessel’s lightweight tonnage (“LWT”) multiplied by a scrap rate. We use a scrap rate of $175 per LWT to compute each vessel’s salvage value. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management’s estimates for salvage values may differ from actual results.

Drydock Amortization

There are three methods that are used by the shipping industry to account for drydockings; first is the prepaid method, drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; second, is the accrual method, the estimated cost of the next scheduled drydock is accrued over the period preceding such drydock, and lastly; expensing drydocking costs in the period it is incurred.

The Company uses the prepaid method of accounting for drydock expenses. Under the prepaid method, drydock expenses are capitalized and amortized until the next drydock, which we estimate to be a period of two to three years. Management believes the prepaid method better matches costs with revenue and minimizes any significant changes in estimates associated with the accrual method, including the disposal of vessels before a drydock which has been accrued before it is performed. Management uses judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in prepaid drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted.

Our drydock amortization expense was $4.2 million in 2003. This expense is included in Depreciation and amortization expense. The prepaid drydock balance at December 31, 2003 on the Balance Sheet of $1.6 million represents unamortized prepaid drydock balances for six of our 34 wholly owned vessels. Since our fleet has many new and young vessels our prepaid drydock balances and related amortization have been lower relative to the fleet size. We anticipate the majority of our vessels to be Drydocked within the next two years which will result in significant increases to amortization expenses relating to drydock.

Results of Operations

Overview

Our analysis and evaluation of our consolidated results of operations focuses on the operating performance of our crude oil and product carrier fleets. Our vessels are deployed under either medium-to-long-term time charters or spot market charters. Revenues vary with each type of charter and prevailing shipping rates. Expenses also vary with each type of charter and further depend on the cost of fuel, the ports and canals used and the shipping route.

A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter in the spot market, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account.

Voyage and time charters are available for varying periods, ranging from a single trip to a long-term arrangement. In general, a long-term charter assures the vessel owner of a consistent stream of revenue. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond our control.

Consistent with industry practice, we use time charter equivalent, or TCE, revenue which comprises revenue from vessels operating on time charters, or TC revenue, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

Because our business has many distinct market segments based primarily on the size and design configuration of our vessels, the type of cargo our vessels are equipped to transport and the arrangements under which we charter our vessels, we present various other measures of our financial performance, including:

•	separate analysis of TCE revenue for voyage (spot) charters and time charters;

•	Vessel Operating Income, which is equal to TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization;

•	the number of operating or TCE revenue days, which is the number of days our vessels were available for employment; and

•	average daily TCE revenue and average daily vessel expense.

We also analyze the results of operations of our two reportable segments, Crude Oil Fleet and Product Carrier Fleet, and our vessel categories within those segments (e.g., Suezmaxes and Panamaxes), according to the same metrics.

Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

Charter hire expense is the payment made to the owner of the chartered-in vessel for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses.

Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We locked in rates with modest increases for most of our hull and machinery coverage, and P&I insurance with multi-year contracts. However, one of our P&I Clubs, which is a mutual indemnity provider, assessed its members additional amounts for several past years due to its current financial needs resulting from the poor investment markets and an increased level of claims. Certain other insurances, such as basic war risk, also increased. War risk premiums based on voyages into designated war risk areas are typically for the account of the charterers.

For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Our net income was $76.5 million for the year ended December 31, 2003 compared to net income of $15.5 million for the year ended December 31, 2002. The following table summarizes our results of operations for the year ended December 31, 2003, compared to the year ended December 31, 2002:

	For the Years Ended December 31,		Net
	2003	2002	Change

	(In thousands)
Voyage and time charter revenue	$318,727	$198,925	$119,802
Voyage expenses	49,555	35,457	14,098

Time charter equivalent revenue	269,172	163,468	105,704
Other revenue	225	127	98
Vessel expenses and charter hire expense	79,451	68,132	11,319
Depreciation and amortization	50,891	43,583	7,308
General and administrative expenses	16,603	12,689	3,914
Provision for settlement loss and related expenses	6,000	—	6,000
Provision for impairment loss on vessels	2,770	—	2,770
Loss on disposal of assets	14,358	289	14,069

Operating income	99,324	38,902	60,422

Interest expense	(23,854)	(24,845)	991
Interest income	383	660	(277)
Gain (loss) on disposal of investments	618	(675)	1,293
Other-net	—	21	(21)
Benefit for income taxes	—	1,406	(1,406)

Net income	$ 76,471	$ 15,469	$ 61,002

Time charter equivalent revenue

We earned TCE revenue of $269.2 million for the year ended December 31, 2003. The increase in TCE revenue of $105.7 million for the year ended December 31, 2003 over the year ended December 31, 2002 is attributed to increases for vessels operating in the spot market of $80.5 million and increases for vessels operating on time charter of $25.2 million, illustrated in the discussion and tables below.

TCE Revenue—Vessels Operating in the Spot Market

During the year ended December 31, 2003, our average daily TCE revenue, or TCE rates, for our Suezmax fleet and product carrier fleet showed significant improvement over the prior year. There was an increase of 110% or $80.5 million in TCE revenue earned in the spot market during the year ended December 31, 2003 over the comparable year 2002. Improvements in the crude tanker fleet operating in the spot market were from higher spot rates beginning in late 2002 to 2003 resulting from several factors described in the “2003 Financial Summary” and detail under “Market Overview”.

The following tables illustrate in thousands of dollars the increase in spot revenue earned during the year ended December 31, 2003 over the year ended 2002:

	For the Years Ended December 31,		Net
	2003	2002	Change

TCE Revenue for Vessels on Spot
Crude Oil Fleet	$133,637	$54,567	$79,070
Product Carrier Fleet	19,938	18,538	1,400

Total	$153,575	$73,105	$80,470

% Increase in Spot Revenue in 2003			110%

Increases in TCE revenue earned by vessels operating in the spot market during the 2003 period compared to the 2002 are explained in more detail as follows:

•
Increases in Crude Oil Fleet—TCE revenue for the Suezmax vessels increased by $66.2 million primarily due to the additional revenue earned by two vessels acquired in the fourth quarter of 2002, two vessels acquired in August 2003 and two vessels (not owned by OMI) that began operating in the new Suezmax pool in December 2003 all of which resulted in 852 more operating days in 2003. Additionally, average daily TCE for Suezmax vessels for the year ended December 31, 2003, was 89% higher due to improved spot rates compared to the average daily TCE earned for the year ended December 31, 2002.

Increases in TCE revenue for the Panamax and ULCC vessels aggregating $12.9 million were the result of improved average daily TCE rates earned in 2003 compared to 2002. Additionally, the ULCC incurred losses in 2002 as a result of the significant number of days that the vessel was unemployed.

•
Increases in the Product Carrier Fleet—TCE revenue for the product carriers operating in the spot market increased by $1.4 million for the year ended December 31, 2003, because of higher rates earned which was offset by 680 less operating days in 2003 due to five single hull vessels disposed of in 2003 and one disposed of in 2002, and one chartered-in vessel that was redelivered and offhire for drydock.

TCE Revenue—Vessels Operating on Time Charters

During 2003, 43% or $115.6 million of our TCE revenue was earned by vessels operating on time charters. The TC revenue earned was $25.2 million higher for the year ended December 31, 2003, compared to the 2002 period; however, the percent of TC revenue to total TCE revenue declined in 2003 from 55% for the year ended December 31, 2002 because the spot market was stronger in 2003.

The following table compares TC revenue earned for the year ended December 31, 2003 to the TC revenue earned for the year ended December 31, 2002 in thousands of dollars and as a percent of total TCE revenue for each 2003 and 2002 years:

	For the Years Ended December 31,		Net
	2003	2002	Change

TCE Revenue for vessels on TC
Crude Oil Fleet	$ 11,828	$11,924	$ (96)
Product Carrier Fleet	103,769	78,438	25,331

Total	$115,597	$90,362	$25,235

% of TCE Revenue for vessels on TC to Total TCE Revenue	43%	55%

Increases in TCE revenue earned by vessels operating on time charters for the year ended December 31, 2003 compared to the year-ended 2002 resulted from increases of $25.3 million in the Product Carrier Fleet due to 1,345 more operating days from newbuildings delivered in 2002 and 2003. Increased operating days from newbuildings were attributed to the delivery of four newbuildings in January, March, April and July 2003, more operating days for the three newbuildings delivered in January and March 2002 and additional days for the product carrier chartered-in since October 2002 that began a time charter in April 2003.

Vessel expenses and charter hire expense—Vessel expense and charter hire expense increased $11.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002.

•
Vessel expenses—Vessel expenses increased $5.3 million or 10% for the year ended December 31, 2003, compared to the year ended December 31, 2002, primarily as a result of additional expenses for the six vessels and five vessels acquired during 2003 and 2002, respectively.

•
Charter hire expense—Charter hire expense increased $6.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily as a result of a product carrier chartered-in during the period of October 2002 to October 2003, in addition to increased charter hire expense for the vessel chartered-in during June 2002 after the sale leaseback and from the two vessels that commenced operating in the new Suezmax pool in December 2003.

Depreciation and amortization expense—Depreciation and amortization expense increased $7.3 million during the year ended December 31, 2003, because of the acquisition of vessels and amortization for drydock expense for drydocks performed in 2002 and 2003.

General and administrative (“G&A”)—G & A increased $3.9 million for the year ended December 31, 2003, over the comparable period in 2002 because of additional expenses as a result of owning a larger fleet in 2003. As expected, G & A expense was higher in 2003 because of the additional expense related to costs associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002.

Loss on disposal of assets—Loss on disposal of assets of $14.4 million for the year ended December 31, 2003, compared to $0.3 million in the comparable period in 2002. The 2003 loss resulted from the sale of five single hull handysize product carriers.

Loss on disposal of assets for the year ended December 31, 2002, included a net loss of $0.3 million resulting from the sale of one single hull handysize product carrier.

Interest expense—Interest expense during the year ended December 31, 2003 decreased $1.0 million compared to the year ended December 31, 2002. Interest expense was less in 2003 despite the increase in the average outstanding debt of $60.0 million for the year ended December 31, 2003 from the 2002 average debt balance of $476.4 million. The decrease in interest expense was primarily a result of lower average interest rates on bank debt for the year ended 2003 compared to the year ended 2002 offset by increased rates from the 7.625 percent unsecured senior Notes issued in November 2003.

Interest income—Interest income decreased during the year ended December 31, 2003, compared to the year ended December 31, 2002. The decrease was primarily due to lower average rates on cash equivalents and lower notes receivable balances in 2003.

Gain (loss) on disposal of investments—A gain on disposal of investments of $0.6 million was recorded during the year ended December 31, 2003. The gain relates primarily to the final settlement of accounts for an investment that was dissolved in prior years. The 2002 net loss of $0.7 million on disposal of investments resulted primarily from the writedown of two investments offset partially by the gain from the sale of a marketable security.

SEGMENT INFORMATION—DETAILED RESULTS OF OPERATIONS

OMI’s segment information is detailed by its two operating segments, its crude oil and product carrier fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2003 Versus Year Ended December 31, 2002 Results

Crude Oil Fleet Results Of Operations

Vessel Operating Income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, increased $66.9 million for the year ended December 31, 2003 compared to the year ended

December 31, 2002. The increase in Vessel Operating Income during 2003 was primarily attributable to an increase in the Suezmax, Panamax and ULCC TCE revenue resulting from improved spot rates, in addition to an increase in operating days and earnings due to the addition of the four Suezmaxes delivered, two in August 2003 and two in the fourth quarter of 2002.

BREAKDOWN BY FLEET

	For The Years Ended December 31,

(In thousands, except daily TCE rates & expenses, number of vessels and days)	2003	2002

Suezmaxes:
TCE revenue(1)	$107,928	$ 41,730
Vessel expenses	12,571	8,678
Charter hire expense(1)	18,587	15,703
Depreciation and amortization	15,076	9,694

Vessel Operating Income	$ 61,694	$ 7,655

Average daily TCE (Spot)	$ 33,961	$ 17,952
Average daily vessel expense	$ 5,125	$ 4,821
Average number of OMI vessels for the period*(2),(3)	8.7	6.4
Number of TCE revenue days	3,133	2,326
Number of non-OMI TCE revenue days(4)	45	—

ULCC:
TCE revenue	$ 6,822	$ 328
Vessel expenses	1,978	2,141
Depreciation and amortization	1,959	2,012

Vessel Operating Income (Loss)	$ 2,885	$ (3,825)

Average daily TCE	$ 18,689	$ 898
Average daily vessel expense	$ 5,419	$ 5,866
Average number of vessels for the period	1	1
Number of TCE revenue days	365	365

Panamaxes:
TCE revenue	$ 18,888	$ 12,509
Vessel expenses	6,633	6,515
Depreciation and amortization	5,500	5,396

Vessel Operating Income	$ 6,755	$ 598

Average daily TCE	$ 17,744	$ 11,835
Average daily vessel expense	$ 6,058	$ 5,950
Average number of vessels for the period	3	3
Number of TCE revenue days	1,065	1,057

Handysize Crude Oil Carriers-on Time charter:
TCE revenue	$ 11,828	$ 11,924
Vessel expenses	2,242	2,363
Depreciation and amortization	2,856	2,855

Vessel Operating Income	$ 6,730	$ 6,706

Average daily TCE	$ 16,193	$16,334
Average daily vessel expense	$ 3,072	$ 3,237
Average number of vessels for the period	2	2
Number of TCE revenue days	730	730
Total vessel operating income	$ 78,064	$11,134

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.
*	includes two vessels chartered-in during the periods shown.
(1)	Includes TCE revenue and expenses generated by the pool. The Suezmax pool began December 2003 and includes our 10 Suezmaxes and two Suezmaxes owned by another pool member.
(2)	In August 2003, two 2000 built Suezmax vessels were acquired. In September and October 2002, two Suezmax newbuildings were delivered.
(3)	In June 2002, a Suezmax vessel previously chartered-in was purchased, and sold in a sale leaseback transaction. The vessel was chartered-in as an operating lease.
(4)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.

Product Carrier Fleet Results Of Operations

Vessel Operating Income increased $19.9 million for the year ended December 31, 2003, over the comparable year ended December 31, 2002. The increase in Vessel Operating Income for the year ended 2003 was attributable to the increases for vessels operating in the spot market and for our product carriers operating on time charters, which included an increase in profit sharing earned by five vessels in the 2003 period over the 2002 period.

BREAKDOWN BY FLEET

	For The Years Ended December 31,

(In thousands, except daily TCE rates & expenses, number of vessels and days)	2003	2002

Products-on spot:
TCE revenue	$ 19,938	$18,538
Vessel expenses	6,657	10,647
Charter hire expense	1,242	951
Depreciation and amortization	4,318	6,416

Vessel Operating Income	$ 7,721	$ 524

Average daily TCE	$ 12,913	$ 8,321
Average daily vessel expense	$ 4,579	$ 4,701
Average number of vessels for the period*(1),(2)	4.2	6.2
Number of TCE revenue days	1,544	2,224

Products-on time charter:
TCE revenue(3)	$103,769	$78,438
Vessel expenses	27,144	21,307
Charter hire expense	2,839	—
Depreciation and amortization	20,800	16,841

Vessel Operating Income	$ 52,986	$40,290

Average daily TCE	$ 15,572	$14,802
Average daily vessel expense	$ 4,189	$ 4,004
Average number of vessels for the period*(4)	18.3	14.6
Number of TCE revenue days	6,664	5,319
Total Vessel Operating Income	$ 60.707	$40,814

Note:   Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

*
includes one chartered-in vessel. The vessel operated in the spot market from October 2002 (delivery date) until March 2003 and then went on time charter. The vessel was redelivered to its owner in October 2003.

(1)	During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter. In the second quarter of 2002, one vessel was sold.
(2)	A vessel was chartered-in during October 2002 for a one year period.
(3)
For the year ended 2003, OMI recognized profit sharing, which is the amount over the base time charter rate for five vessels, of approximately $8.4 million compared to $4.4 million for the year ended 2002.

(4)
In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.

For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Consolidated Results

Our net income was $15.5 million for the year ended December 31, 2002, compared to net income of $82.3 million for the year ended December 31, 2001.

During 2002, we completed the following transactions:

•	During the third and fourth quarter, we took delivery of two Suezmax newbuildings.

•	During October, we chartered-in a handymax product carrier for one year.

•
In June, we exercised our option to reacquire the COLUMBIA and simultaneously sold the vessel to an unrelated party for $50.0 million. The vessel, renamed OLIVER JACOB, has been time chartered back into our fleet for a period of eight years (excluding options) and has been accounted for as an operating lease. The gain on the sale of approximately $4.7 million is being amortized over the charter period.

•	In June, we agreed to time charter two Panamax vessels to a major oil company for a period of five years from their delivery dates in 2002.

•	In April, we sold a 1988 built product carrier for $9.1 million and paid down related debt of $6.0 million.

•	In January and March, we took delivery of three 2002 built product carriers (two 47,000 dwt and one 37,000 dwt). Each vessel began a three year time charter upon delivery.

The following table summarizes OMI Corporation’s results of operations for the year ended December 31, 2002, compared to the year ended December 31, 2001.

	For the Year Ended December 31,		Net

	2002	2001	Change

(In thousands)
Voyage and time charter revenue	$198,925	$209,463	$(10,538)
Voyage Expenses	35,457	31,730	3,727

Time charter equivalent revenue	163,468	177,733	(14,265)
Other revenue	127	473	(346)
Vessel expenses and charter hire expense	68,132	50,760	17,372
Depreciation and amortization	43,583	32,688	10,895
General and administrative expenses	12,689	12,420	269
Loss (gain)on disposal of assets	289	(19,516)	19,805

Operating income	38,902	101,854	(62,952)

Interest expense	(24,845)	(20,921)	(3,924)
Interest income	660	2,071	(1,411)
Loss on disposal/writedown of investments	(675)	(1,617)	942
Other-net	21	735	(714)
Equity in operations of joint ventures	—	222	(222)
Benefit for income taxes	1,406	—	1,406

Net income	$ 15,469	$ 82,344	$(66,875)

Time charter equivalent revenue—TCE revenue of $163.5 million for the year ended December 31, 2002, decreased by $14.2 million, from $177.7 million in 2001.

Decreases in TCE revenue of $14.2 million for the year ended December 31, 2002, compared to the year ended December 31, 2001, were attributed primarily to decreases in:

•
The Suezmax fleet by $27.9 million and Panamax fleet by $7.9 million resulting from a significant decline in rates during 2002 compared to 2001. Rates began to decline during the second half of 2001 and continued throughout most of 2002. Toward the end of the fourth quarter of 2002, rates began to improve again. Additionally, although there were eight Suezmax vessels at December 31, 2002, compared to six at December 31, 2001, there were 77 fewer operating days in 2002 compared to 2001. There were more operating days in aggregate for the vessels sold or redelivered in 2001 than there were in 2002 for the vessels delivered in the second half of the year.

•	The product carriers operating in the spot market which declined by $21.5 million because of lower rates earned by the older single hulled vessels during 2002 compared to 2001 coupled with 371 fewer operating days in 2002 (292 fewer days due to the sale of a vessel earlier in 2002, 182 fewer days due to a vessel that went on a time charter in mid-2001, 38 more offhire days for drydock in 2002 offset by additional days in 2002, 68 days for the vessel chartered-in during October 2002 and 73 days for the second hand vessels delivered during February and March 2001).

•	The ULCC TCE revenue by $8.4 million because of unemployment of the vessel for a significant portion of the year and a decline in spot rates for most of 2002 compared to 2001. During October 2002, the vessel began a profitable time charter that expired in April 2003.

Decreases in TCE revenue during the year ended December 31, 2002, were partially offset by increases of $46.0 million from product carriers operating on time charters for 2,781 more operating days in 2002. Three vessels were acquired in 2002 (939 more operating days in 2002), and there were 1,842 more days in 2002 attributed to seven vessels acquired during 2001 and 183 more operating days for a vessel previously operating in the spot market in 2001 which began a time charter mid-year 2001. Additionally, TCE revenue increased by $5.6 million for the two handysize crude oil carriers acquired in June 2001, which operated for 340 more days during 2002.

Vessel expenses and charter hire expense. Vessel expenses and charter hire expense increased $17.4 million for the twelve months ended December 31, 2002.

•	Vessel expenses—Vessel expenses increased approximately $9.2 million primarily from additional vessel costs for the vessels acquired.

•	Charter hire expense—Charter hire expense increased by $8.2 million over 2001 as a result of chartering-in two vessels, one in December 2001, and the other in October 2002.

Depreciation and amortization expense—Depreciation and amortization expense increased $10.9 million for the year ended December 31, 2002, because of the acquisition of vessels and increased amortization for drydock expense for drydocks performed in 2002 and 2001.

General and Administrative—G & A expense had immaterial increases of $0.3 million for the year ended 2002 compared to the year ended 2001.

Loss (gain) on disposal/writedown of assets–net—The Loss (gain) on disposal/writedown of assets-net for the year ended December 31, 2002, of $0.3 million was primarily from the sale of a 1988 product carrier in April 2002. The gain on disposal in 2001 of $19.5 million resulted from the sale of two vessels. The sale of a Suezmax vessel resulted in a gain of $17.4 million while the sale of a product carrier resulted in a gain of $0.6 million. There was also a gain of $1.5 million from the early termination of two time charters.

Loss on disposal/writedown of investments—Loss on disposal/write down of investments aggregating $0.7 million for the year ended December 31, 2002, related primarily to the write down of two investments aggregating approximately $1.1 million, offset partially by the gain from the sale of a marketable security. Loss on disposal/writedown of investments was approximately $1.6 million for the year ended December 31, 2001. The 2001 loss relates to the reserve for a loss on investment during the winding down of a joint venture.

Interest expense—Interest expense of $24.8 million for the year ended December 31, 2002, increased $3.9 million from $20.9 million for the year ended December 31, 2001. The net increase was primarily due to interest expense on the financing for vessel acquisitions. The average outstanding debt in 2002 was higher than in 2001 due to additional borrowings for acquisitions which exceeded repayments from the disposal of vessels.

Interest income—Interest income of $0.7 million for the year ended December 31, 2002, decreased $1.4 million from $2.1 million for the year ended December 31, 2001, because average cash balances were lower in 2002 compared to 2001, interest rates were lower, and the balances in interest earning long-term notes receivable were less in 2002.

Other–net—Other–net decreased $0.7 million for the year ended December 31, 2002. The balance in 2001 was primarily the result of insurance settlements of claims on various vessels during the year ended December 31, 2001.

Income Tax Benefit—The income tax benefit of $1.4 million for the year ended December 31, 2002, represents a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time we were spun-off in 1998 have been closed.

Equity in Operations of Joint Ventures—Equity in operations of joint ventures decreased by $0.2 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. The reduction was from the winding down of a joint venture in prior years.

SEGMENT INFORMATION—DETAILED RESULTS OF OPERATIONS

OMI’s segment information is detailed by its two operating segments, its crude oil and product carrier fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2002, Versus Year Ended December 31, 2001 Results

Crude Oil Fleet Results Of Operations

Vessel Operating Income decreased $46.5 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. The net decrease in Vessel Operating Income during 2002 was primarily attributable to a decrease of $31.9 million in the Suezmax fleet Vessel Operating Income as a result of declines in charter rates for Suezmaxes coupled with waiting/slow steaming days and 237 fewer operating days during 2002 due to the sale of a Suezmax vessel in June 2001 and chartered-in vessels redelivered in 2001. Charter hire expense in the Suezmax fleet increased $7.3 million for the year ended December 31, 2002, related to the sale and leaseback of two vessels, one in December 2001 and one in June 2002. The decrease of $7.8 million in operating income for the ULCC resulted from a decline in charter rates coupled with the unemployment of the ULCC vessel for a significant part of the year. The decrease of $9.8 million in Vessel Operating Income of the Panamax was attributable to a decline in charter rates coupled with waiting/slow steaming days. Decreases were offset by the increase of $3.1 million in Vessel Operating Income attributable to two handysize crude oil carriers acquired in June 2001 (with 340 more operating days in 2002) that continued on long-term time charters.

BREAKDOWN BY FLEET

	For The Years Ended December 31,

(In thousands, except daily TCE rates & expenses, number of vessels and days)	2002	2001

Suezmaxes:
TCE revenue	$41,730	$69,628
Vessel expenses	8,678	10,642
Charter hire expense	15,703	8,416
Depreciation and amortization	9,694	10,972

Vessel Operating Income	$ 7,655	$39,598

Average daily TCE (Spot)	$17,952	$29,212
Average daily vessel expense	$ 4,821	$ 4,631
Number of vessels owned-end of period(1)	6	4
Number of vessels chartered-in end of period(2),(3)	2	2
Number of TCE revenue days (Spot)	2,326	2,169
Number of TCE revenue days (Time Charter Out)	—	234

ULCC:
TCE revenue	$ 328	$ 8,752
Vessel expenses	2,141	3,176
Depreciation and amortization	2,012	1,626

Vessel Operating (Loss) Income	$ (3,825)	$ 3,950

Average daily TCE	$ 898	$27,787
Average daily vessel expense	$ 5,866	$ 8,701
Average number of vessels owned-end of period	1	1
Number of TCE revenue days	365	315

Panamaxes(4):
TCE revenue	$12,509	$20,452
Vessel expenses	6,515	6,630
Depreciation and amortization	5,396	3,432

Vessel Operating Income	$ 598	$10,390

Average daily TCE	$11,835	$21,980
Average daily vessel expense	$ 5,950	$ 6,055
Number of vessels owned-end of period	3	3
Number of TCE revenue days	1,057	928

Handysize Product Carriers on Time Charter:
TCE revenue	$11,924	$ 6.317
Vessel expenses	2,363	1,136
Depreciation and amortization	2,855	1,534

Vessel Operating Income	$ 6,706	$ 3,647

Average daily TCE	$16,334	$16,179
Average daily vessel expense	$ 3,237	$ 2,913
Number of vessels owned-end of period(5)	2	2
Number of TCE revenue days	730	391
Total Vessel Operating Income	$11,134	$57,585

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

(1)	In September and October 2002, two Suezmax newbuildings were delivered. In June 2001, a Suezmax vessel was sold. During January 2001, a Suezmax newbuilding was delivered.
(2)	In December 2001, a vessel was sold and leased back.
(3)	In January and March 2001, OMI redelivered two chartered-in vessels.
(4)	All deployed in the spot market.
(5)	In June 2001, two handysize crude oil tankers were acquired with time charters.

Product Carrier Fleet Results Of Operations

Vessel Operating Income increased $4.2 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase in Vessel Operating Income for product carriers on time charters increased $24.7 million (TCE revenue increased $46.0 million and vessel expenses increased $12.1 million) which was attributable to the acquisition of ten vessels (seven in 2001 and three in 2002), all of which began time charters upon delivery, coupled with increased profit sharing earned in 2002 by five vessels, three of which were acquired in 2001. Vessel expenses and depreciation expense also increased as a result of the acquisition of vessels. Increases in Vessel Operating Income were offset by decreases for product carriers on spot. This group had a decrease of $20.5 million in Vessel Operating Income, consisting of a decrease of $21.5 million in TCE revenue and a $1.2 million decrease in vessel expenses. Decreases in revenue resulted from the sale of one vessel and the decline in spot rates for single hulled vessels in 2002.

BREAKDOWN BY FLEET

	For The Years Ended December 31,

(In thousands, except daily TCE rates & expenses, number of vessels and days)	2002	2001

Products-on-spot:
TCE revenue	$18,538	$40,018
Vessel Expenses	10,647	11,849
Charter Hire Expense	951	—
Depreciation and Amortization	6,416	7,106

Vessel Operating Income	$ 524	$21,063

Average daily TCE	$ 8,321	$15,451
Average daily vessel expense	$ 4,701	$ 4,410
Number of vessels owned-end of period(1)	6	7
Number of vessels chartered-in end of period(2)	1	—
Number of TCE revenue days	2,224	2,595

Products-on time charter:
TCE revenue(3)	$78,438	$32,468
Vessel Expenses	21,307	9,228
Depreciation and amortization	16,841	7,686

Vessel Operating Income	$40,290	$15,554

Average daily TCE(3)	$14,802	$13,806
Average daily vessel expense	$ 4,006	$ 3,918
Average number of vessels for the period(4),(5)	15	12
Number of TCE revenue days	5,319	2,356
Total Vessel Operating Income	$40,814	$36,617

Note:   Average daily vessel expenses are computed using the number of days in the period which OMI owned or chartered the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

(1)	A vessel was sold in April 2002. A vessel acquired in March 2001 was sold in May 2001.
(2)	A vessel was chartered-in during October 2002 for a one year period.
(3)	During 2002, OMI recognized profit sharing of approximately $4.4 million for the year ended December 31, 2002.
(4)	During 2001, seven handysize product carriers were acquired. In January and March 2002, two handymax product carriers and one handysize product carrier were acquired.
(5)	A vessel operating on spot during the first quarter of 2001 began a time charter-in July 2001.

Financial Condition and Capital Resources

Liquidity

Cash Flows

The following were the net changes in Operating, Investing and Financing Activities for the years ended December 31, 2003, and December 31, 2002:

	For the Years Ended December 31,
	2003	2002	Change

	(In millions)
Condensed Cash Flows
Provided (used) by:
Operating Activities	$ 142.5	$ 54.0	$ 88.5
Investing Activities	(184.6)	(128.8)	(55.8)
Financing Activities	50.0	98.0	(48.0)

Net Increase in Cash and Cash Equivalents	7.9	23.2	(15.3)
Cash and Cash Equivalents at the Beginning of the Year	40.9	17.7	23.2

Cash and Cash Equivalents at the End of the Period	$ 48.8	$ 40.9	$ 7.9

Working Capital

The Company’s primary sources of liquidity and capital resources are cash generated from operations and, if needed, borrowings under its revolving credit facilities (see “Long-Term Debt Obligations”). Cash and cash equivalents of $48.8 million at December 31, 2003 increased $7.9 million from cash and cash equivalents of $40.9 million at December 31, 2002. Our working capital increased by $40.7 million from December 31, 2002 to $48.8 million at December 31, 2003.

Net cash provided by operating activities increased $88.5 million to $142.5 million for the year ended December 31, 2003, compared to net cash provided by operating activities of $54.0 million for the year ended December 31, 2002. The increase in cash provided by operating activities in 2003 resulted from higher net income and was a result of improvements in working capital management during the year ended 2003 (see “Results of Operations”).

Current assets increased a net of $42.5 million resulting primarily from increases in Vessel held for sale of $16.5 million, Cash and cash equivalents of $7.9 million, Traffic receivables of $10.8 million and Other receivables of $5.5 million at December 31, 2003. Current liabilities increased $1.8 million at December 31, 2003, primarily because of increases in Account payable and Accrued liabilities of $13.0 million offset by the reduction in the current portion of long-term debt of $11.2 million (see “Long-Term Debt Obligations” below). Increases relating to Traffic receivables and Accrued liabilities are attributable to a larger fleet at December 31, 2003 and timing differences of cash receipts and disbursements in a particular period are not necessarily comparable between periods.

Vessels, Construction in Progress (“CIP”) and Other Property

At December 31, 2003, Vessels, CIP and Other Property-net of $1,022.8 million increased $120.0 million from $902.8 million at December 31, 2002. Capital expenditures were primarily for the purchase of four newbuildings (contracted for prior to 2003), two 2000 built Suezmax vessels and CIP payments for six vessels. Vessels decreased due to the disposal of five product carriers and for adjustments not relating to cash flow, to reclass our ULCC vessel to Vessel held for sale and to reduce the carrying value of two Panamax vessels for impairment charges.

Cash used by investing activities was $184.6 million for the year ended December 31, 2003, compared to cash used by investing activities of $128.8 million for the year ended December 31, 2002. During 2003, $217.8 million was used for the additions to vessels. During 2003, cash was primarily used for the acquisition of six vessels and for construction in progress payments as follows:

•	$41.8 million was used for the purchase of two product carriers delivered during the first quarter,

•	$56.4 million was used for the purchase of two Panamax vessels in April and July 2003,

•	$86.8 million was used for the purchase of two Suezmax tankers in August 2003 ($12.0 million was paid by issuing 2,000,000 shares of OMI common stock),

•	$31.1 million was paid for vessels under construction, and

•	$1.7 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

During the year ended December 31, 2003, we sold five product carriers from which we received proceeds from dispositions aggregating approximately $33.0 million.

Long-Term Debt Obligations and Credit Arrangements

As of December 31, 2003, long-term debt obligations increased $54.3 million to $564.9 million from $510.6 million at December 31, 2002. Proceeds received from increases in indebtedness were used for the purchases of vessels and for CIP payments. Long-Term Obligations as of December 31, 2003, consisted of the following:

•	Term loans under bank mortgage agreements at a margin plus variable rates(1) above the London Interbank Offering Rate (“LIBOR”) of $197.4 million;

•	Reducing revolving facilities at a margin plus variable rates(1) above LIBOR of $167.2 million;

•	7.625% Unsecured Senior Notes due November 2013 of $200.0 million; and

•	7% Convertible Note due February 2004 (convertible at $7.375 per share) of $0.3 million.

(1)
The interest rates at December 31, 2003 ranged from 2.0625 percent to 3.71 percent (including margins). The margins ranged from 0.90% to 1.625%. Under our loan agreements, LIBOR can range from 30 days to one year.

As of December 31, 2003, OMI had various interest rate swaps that fix notional amounts, aggregating $217.6 million (not including $83.0 million that is beginning in 2004) of variable rate debt ranging from 2.07% to 4.86% (excluding margins) with maturity dates of the swaps ranging from March 2004 to October 2005.

Cash provided by financing activities was $50.0 million for the year ended December 31, 2003, compared to cash provided by financing activities of $98.0 million for the year ended December 31, 2002. During the year ended 2003, there were $318.0 million in principal payments ($18.8 million were scheduled payments and $299.2 million were unscheduled prepayments on the revolving lines of credit; $200.0 million of proceeds from the 7.625% Notes were used to paydown debt in November and December 2003) and there were $372.3 million in proceeds from the issuance of debt for the purchase of six vessels and construction in progress payments and $200.0 million proceeds from issuance of 7.625% senior unsecured notes.

As of December 31, 2003, the available debt undrawn under all credit facilities was $254.3 million. Current portion of long-term debt was reduced by $11.2 million during 2003. The reduction resulted from the unscheduled payments on our two reducing revolving credit facilities, which can be redrawn in future periods. Since we did not borrow all funds available under these two credit facilities, there are no quarterly future payments in the next 12 months unless we draw up to the amount available, which is currently $254.3 million. Our debt to total capitalization (debt and stockholders’ equity) at December 31, 2003 was 51 percent and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 49 percent. See “Contractual Obligations” table below for debt requirements in the next five years.

	$245m Credit Facility(1)	$348m Credit Facility	$64.8m Term Loan	$40.0m Term Loan	$44.0m Term Loan	$34.475m Term Loan	$34.3m Term Loan

Amount Outstanding	$109,829	$ 57,329	$62,190	$32,800	$34,250	$34,475	$33,650
Undrawn Amount	$109,639	$144,619	n/a	n/a	n/a	n/a	n/a
Maturity Date(s)	March	July	April & July	October	Dec. 2008 &	August	August
	2010	2007	2011	2009	March 2009	2011	2011

Payment at Maturity Date(s)	$115,250	$128,056	$9,000	$13,600	$8,200	$14,525	$14,150
Interest Rate on December 31, 2003	2.875% to 3.71%	2.5 % to 2.56%	2.0875% to 2.15%	2.525%	2.0625% to 2.4375%	2.375% to 2.4375%	2.4375%
Collateralized By	15 vessels	11 vessels	2 vessels	2 vessels	2 vessels	1 vessel	1 vessel

(1)	In March 2003, we consolidated, amended and restated two loan agreements (the $310 m Facility and $78 m Facility).

Unsecured Senior Notes and Subsidiary Guarantees: On November 26, 2003, the Company issued $200.0 million of 7.625% Senior Notes (the “Notes”) due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

Restrictive Covenants

All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase its stock. As of December 31, 2003, we were in compliance with all covenants.

Interest-Rate Swaps and Future Rate Agreements

OMI entered into interest rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2003, we had various interest rate swaps/FRAs aggregating $275.4 million (which includes a notional amount of $57.8 million on an interest rate swap that commences in 2004) on various debt tranches within a range of 2.07% to 4.86% expiring from March 2004 to October 2008. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2003, the Company has recorded a liability which is included in Other liabilities of $3.3 million related to the fair market value of these hedges and corresponding charges of $1.3 million in Other Assets and Deferred charges and $2.1 million to Other comprehensive income.

On February 20, 2004, we entered into an interest rate swap agreement with a notional amount of $25.2 million for the period February 26, 2004 to February 26, 2009. OMI will pay 3.2575% fixed rate interest and will receive three month LIBOR.

Contracted Time Charter Revenue

The following table reflects our contracted time charter revenue through 2008 (the schedule below does not include any estimates for profit sharing in future periods) and includes the five new five year time charters for the product carriers to be delivered beginning in 2004 and 2005, two year extension for two product carriers to 2006 and one year extensions for two product carriers to 2005.

	2004	2005	2006	2007	2008

			(In millions)
TC Revenue	$111.2	$68.6	$49.6	$33.5	$27.8
Number of Vessels(a)	18(b)	13(c)	7(d)	7	5(e)

(a)	Number of vessels at the end of each year.
(b)
24 vessels will operate on time charters during 2004 (including three vessels that will begin time charters upon delivery); assuming no extensions, 6 vessels complete time charter contracts during the year.

(c)	20 vessels will operate on time charters during 2005 (including two vessels that will begin time charters upon delivery); assuming no extensions, 7 vessels complete time charters.
(d)	13 vessels will operate on time charters during 2006; assuming no extensions, 6 vessels complete time charters.
(e)	Two of the vessels will complete their time charters in 2008, three in 2009 and two in 2010.
Note:
TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and off-hire relating to drydock. We intend to time charter vessels which have time charters expiring 2004-2007 at opportunistic times.

Capital Expenditures

2004 Drydocks

We anticipate drydocking up to fourteen vessels during 2004 (certain drydocks, however, may be delayed until 2005) for an estimated aggregate cost of $8.1 million, and the vessels could incur approximately 284 off-hire days.

The following is a breakdown of the estimated drydock cost (in thousands) for the first and second half of 2004 with allocation of off-hire days by vessel type and charter type (spot or TC):

	Number of Days	Number of Days	Projected
	First Half-2004	Second Half-2004	Costs

Crude Fleet:
Suezmaxes-spot	—	40	$1,400
Panamax-spot	24	—	950
Handysize-TC	24	—	1,400

Clean Fleet:
Products-spot	24	—	550
Products-TC	64	108	3,750

Total	136	148	$8,050

Capital Expenditures for Vessel Purchases

As of December 31, 2003, we had commitments to purchase seven handysize ice class 1A product carriers under construction with contract costs aggregating $198.1 million. In March 2004, we ordered a handymax ice class 1A product carrier for delivery in August 2005. On February 26, 2004, we took delivery of the first vessel and three more vessels will be delivered in 2004, three more vessels in 2005 and one in 2006. Five of the vessels will begin five-year time charters upon delivery. As of December 31, 2003, $31.0 million in payments were made. Bank financing will provide most of the amounts to be paid. See “Contractual Obligations” section for payment requirements to 2006.

In December 2003, we obtained an eight year $50.4 million term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered in February 2004 and the other which is to be delivered in August 2004. Both vessels will begin five year time charters upon delivery. The loan is split into two $25.2 million tranches. Each tranche will be repaid in 32 quarterly installments of approximately $0.45 million plus a balloon payment of $11.25 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin of 0.85% while the vessels have time charters. In February 2004, $25.2 million was drawn on the first tranche to finance the delivery of the vessel delivered.

In December 2003, we obtained a five year $24.0 million term loan to partially finance the purchase a product carrier newbuilding, which will be delivered in April 2004. There have been no amounts drawn on the term loan as of December 31, 2003. The loan will be repaid in 20 quarterly installments of approximately $0.55 million plus a balloon payment of $13.55 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin of 0.90% while the vessels have time charters.

Our management believes that cash flow from operations, along with available borrowing capacity under our credit facilities ( see “Long-Term Debt Obligations and Credit Arrangements”), will be sufficient to meet capital requirements over the next twelve months.

Contractual Obligations

The following table lists contractual obligations by required payment periods as of December 31, 2003:

	Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

			(In millions)
Contractual Obligations
Long-Term Debt(1)	$564.9	$21.4	$37.9	$100.5	$405.1
Operating Leases(2)	90.3	19.8	38.7	18.5	13.3
Purchase Obligations(3)	167.1	92.9	74.2	—	—

(1)	Contractual obligations relating to debt reflect the modification of certain of our debt in 2003 and $200 million 7.625% Notes due November 2013. See Note 5 Long-Term Debt Obligations and Credit Arrangements included in the Notes to Consolidated Financial Statements.
(2)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to December 31, 2003, include leases for the chartering-in of two vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.
(3)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities. In March 2004, we entered into another contract to purchase a vessel for $36.4 million (not included in the above table) to be delivered in August 2005. Payments in 2004 are expected to be $7.3 million and $29.1 million in 2005.

Off-Balance-Sheet Arrangements

As of December 31, 2003, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Commitments and Contingencies

For capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.

OMI reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. See “2003 Financial Summary” for current details about the status of this agreement.

We and certain of our subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, are of such nature that the ultimate liability, if any, would not have a material adverse effect on the consolidated financial statements.

Dividends

On March 10, 2004, the Board declared a quarterly dividend of $0.05 per share or approximately $4.1million, payable on April 14, 2004 to shareholders of record at the close of business on March 22, 2004. The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party.

Restricted Stock

In 2003, the Stockholders’ approved the 2003 Stock Incentive Plan, which replaced the 1998 Stock Incentive Plan. This plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of Stock may be awarded as Restricted Stock. There were no stock options granted under this plan in 2003.

In September 2003, we awarded and issued 498,314 shares of restricted stock to employees, executive officers and directors for a total value at the date of grant of approximately $3.4 million, which was recorded to Unearned compensation restricted stock. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five.

In April 2002, we awarded and issued 20,000 shares of restricted stock to a new director for a total value at the date of grant of approximately $0.1 million. Restrictions lapse for 25 percent of the shares at the end of year three, the next 25 percent at the end of year five, and the remaining 50 percent of the shares at varying years in accordance with years of service at the individuals’ retirement date (if the director remains with us for at least five years from the date of grant).

Effects of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Recently Issued Accounting Standards

The Financial Accounting Standards Board “FASB” recently issued Statements of Financial Accounting Standards (“SFAS”), which are summarized as follows:

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and for all such instruments on July 1, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial statements.

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

SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123 for stock options existing prior to January 1, 2003. The Company has also elected the prospective method for recognizing fair value on stock options granted after January 1, 2003. The disclosure provisions under SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock-Based Compensation.”

In January 2003, FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company's financial statements.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

•	estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates;

•	estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers;

•	estimates of when vessels may be contracted for sale and delivered to buyers;

•	estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels;

•	statements as to the projected development of the Company’s strategy and how it may act to implement its strategy;

•	estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefor;

•	estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets;

•	estimates of the number of drydockings of vessels, their costs and the number of related off-hire days;

•	estimates of capital requirements and the sources of the funding;

•	statements regarding financial hedges and their affects.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have a risk exposure to changing interest rates. At December 31, 2003, the floating rate debt was $364.6 million of the $564.9 million total debt, and we had interest rate swaps relating to the floating rate debt of $275.4 million (including $57.8 million on an interest rate swap that commences in 2004). At December 31, 2002, the floating rate debt was $509.6 million, and we had interest rate swaps and Future Rate Agreements (“FRAs”) relating to the floating rate debt of $358.6 million (including $223.6 million on interest rate swaps and FRAs that commenced in 2003). Based on the floating rate debt at December 31, 2003, a one-percentage point increase in the floating interest rate would increase interest expense by $1.5 million per year.

On February 20, 2004, we entered into an interest rate swap agreement with a notional amount of $25.2 million for the period February 26, 2004 to February 26, 2009. We will pay 3.2575% fixed rate interest and will receive three month LIBOR.

The fair market value of the fixed rate debt on the balance sheet was $201.3 million as of December 31, 2003, and $1.0 million as of December 31, 2002, respectively. Based on the fixed rate debt at December 31, 2002, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would increase interest expense by $2.0 million per year.

Our policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. We use interest rate swaps and FRAs to manage the impact of interest rate changes on borrowings under our variable rate credit facilities. The interest rate swaps and FRAs are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We have entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt.

Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,

	2003	2002	2001

REVENUE:
Voyage revenue	$203,033	$108,507	$165,892
Time charter revenue	115,694	90,418	43,571

Subtotal	318,727	198,925	209,463
Voyage expense	49,555	35,457	31,730

Time charter equivalent revenue	269,172	163,468	177,733
Other revenue	225	127	473

Time charter equivalent and other revenue	269,397	163,595	178,206

OPERATING EXPENSES:
Vessel	56,783	51,478	42,344
Charter hire	22,668	16,654	8,416
Depreciation and amortization	50,891	43,583	32,688
General and administrative	16,603	12,689	12,420
Provision for settlement and related expenses	6,000	—	—
Provision for impairment loss on vessels	2,770	—	—
Loss (gain) on disposal of assets	14,358	289	(19,516)

Total operating expenses	170,073	124,693	76,352

OPERATING INCOME	99,324	38,902	101,854

OTHER INCOME (EXPENSE):
Gain (loss) on disposal/write down of investments	618	(675)	(1,617)
Interest expense	(23,854)	(24,845)	(20,921)
Interest income	383	660	2,071
Other–net	—	21	735

Net other expense	(22,853)	(24,839)	(19,732)

Income before income taxes and equity in operations of joint Venture	76,471	14,063	82,122
Benefit for income taxes	—	1,406	—

Income before equity in operations of joint venture	76,471	15,469	82,122
Equity in operations of joint venture	—	—	222

NET INCOME	$ 76,471	$ 15,469	$ 82,344

BASIC EARNINGS PER COMMON SHARE:
Net income per common share	$ 0.98	$ 0.22	$ 1.22

DILUTED EARNINGS PER COMMON SHARE:
Net income per common share	$ 0.98	$ 0.22	$ 1.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,946	70,628	67,518
Diluted	78,066	70,832	67,892

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,

	2003	2002

CURRENT ASSETS
Cash, including cash equivalents:
2003—$39,607, 2002—$38,883	$ 48,788	$ 40,890
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $1,926 in 2003 and $1,255 in 2002	26,840	15,968
Other	8,900	3,380
Current restricted cash	1,000	1,000
Prepaid expenses and other current assets	9,266	7,580
Vessel held for sale	16,514	—

Total current assets	111,308	68,818

VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
Vessels	1,116,338	972,003
Construction in progress	31,584	37,857
Other property	2,792	2,682

Total vessels, construction in progress and other property	1,150,714	1,012,542
Less accumulated depreciation	127,957	109,732

Vessels, construction in progress and other property-net	1,022,757	902,810

DRYDOCK—NET OF AMORTIZATION	1,551	6,740
OTHER ASSETS AND DEFERRED CHARGES	18,204	11,253

TOTAL	$1,153,820	$ 989,621

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2003	2002

CURRENT LIABILITIES:
Accounts payable	$ 11,704	$ 12,144
Accrued liabilities:
Deferred charter hire revenue	6,202	3,984
Voyage and vessel	7,782	3,090
Interest	3,152	3,501
Other	10,774	3,859
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	21,369	32,602

Total current liabilities	62,540	60,737

OTHER LIABILITIES	10,013	13,103
LONG-TERM DEBT	543,503	477,959
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.50 per share par value; 150,000 shares authorized; shares issued and outstanding: 2003—80,658, 2002—76,779	40,330	38,390
Capital surplus	340,866	321,447
Unearned compensation-restricted stock	(5,776)	(3,658)
Retained earnings	164,403	87,932
Accumulated other comprehensive loss	(2,059)	(6,289)

Total stockholders’ equity	537,764	437,822

TOTAL	$1,153,820	$989,621

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2003	2002	2001

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income	$ 76,471	$ 15,469	$ 82,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,891	43,583	32,688
Loss (gain) on disposal of assets	14,358	289	(19,516)
(Gain) loss on disposal/writedown of investments	(618)	675	1,617
Provision for impairment loss on vessels	2,770	—	—
Amortization of deferred gain on sale of vessels	(1,557)	(1,303)	(828)
Amortization of debt issue costs	1,959	2,367	1,618
Amortization of restricted stock awards	1,290	1,033	510
Provision for loss on lease obligation-net of amortization	—	—	(231)
Deferred income taxes	—	(1,406)	—
Loss in operations of joint ventures—net of dividends received	—	—	2,272
Changes in assets and liabilities:
(Increase) decrease in receivables and other current assets	(18,300)	(4,814)	8,991
Increase (decrease) in accounts payable and accrued liabilities	12,837	(1,865)	12,648
(Increase) decrease in other assets and deferred charges	(271)	869	285
Increase (decrease) in other liabilities	2,697	(1,050)	18
Other	(6)	115	(887)

Net cash provided by operating activities	142,521	53,962	121,529

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from disposition of vessels	33,048	58,009	130,874
Additions to vessels and other property	(217,801)	(206,757)	(363,992)
Payments for drydocking	(1,621)	(5,086)	(6,540)
Proceeds from disposition of joint ventures	686	106	1,437
Proceeds (payments) for investments	—	6,129	(6,358)
Escrow of funds	1,000	12,000	(6,000)
Proceeds from notes receivable	37	6,774	1,225

Net cash used by investing activities	(184,651)	(128,825)	(249,354)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Payments on debt refinanced	—	(49,410)	—
Proceeds from debt refinanced	—	65,000	—
Proceeds from issuance of debt	372,274	134,929	265,391
Repayments of debt	(317,963)	(72,513)	(149,400)
Proceeds from issuance of common stock	5,951	21,483	(1,410)
Payments for debt issue costs	(10,234)	(1,466)	(4,354)

Net cash provided by financing activities	50,028	98,023	110,227

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,898	23,160	(17,598)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,890	17,730	35,328

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 48,788	$ 40,890	$ 17,730

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY

For Each of The Three Years in the Period Ended December 31, 2003
(In thousands)

								Accumulated
					Unearned			Other	Total
	Common Stock			Retained	Compensation			Compensation	Stock-	Compre-
			Capital	(Deficit)	Restricted	Treasury	Deferred	(Loss)	holders'	hensive
	Shares	Amount	Surplus	Earnings	Stock	Stock	Compensation	Income	Equity	Income

Balance as of January 1, 2001	61,424	$30,712	$243,445	$ (9,881)	—	$(8,834)	$(481)	$ (258)	$254,703
Comprehensive income:
Net income				82,344					82,344	$82,344
Unrealized gain on securities								262	262	262
Derivative losses								(4,281)	(4,281)	(4,281)

Comprehensive income										$78,325

Amortization of deferred compensation			(481)				481		—
Exercise of stock Options	122	61	401						462
Issuance of common stock	9,830	4,915	62,901						67,816
Issuance of restricted stock awards	900	450	4,671		$ (5,121)				—
Retirement of treasury stock	(2,028)	(1,014)	(7,820)			8,834			—
Amortization of restricted stock awards					510				510

Balance at December 31, 2001	70,248	35,124	303,117	72,463	(4,611)	—	—	(4,277)	401,816
Comprehensive income:
Net income				15,469					15,469	$15,469
Unrealized gain on securities								39	39	39
Reclassification adjustment for gains realized in net income								(43)	(43)	(43)
Derivative losses								(2,008)	(2,008)	(2,008)

Comprehensive income										$13,457

Issuance of common stock	6,511	3,256	18,260						21,516
Issuance of restricted stock awards	20	10	70		(80)				—
Amortization of restricted stock awards					1,033				1,033

Balance at December 31, 2002	76,779	38,390	321,447	87,932	(3,658)	—	—	(6,289)	437,822
Comprehensive income:
Net income				76,471					76,471	$76,471
Derivative gains								4,230	4,230	4,230

Comprehensive income										$80,701

Issuance of common stock	2,000	1,000	10,989						11,989
Exercise of stock options	1,381	691	5,271						5,962
Issuance of restricted stock	498	249	3,159		(3,408)				—
Amortization of restricted stock awards					1,290				1,290

Balance at December 31, 2003	80,658	$40,330	$340,866	$164,403	$(5,776)	$ —	$ —	$(2,059)	$537,764

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each of the Three Years in the Period Ended December 31, 2003
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies

Business—OMI Corporation (“OMI” or the “Company”) is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The Company is a successor to Universal Bulk Carriers, Inc. (“UBC”). UBC was a wholly-owned subsidiary of OMI Corp. (“Old OMI”) until June 17, 1998 at which date the Company was separated from Old OMI (renamed Marine Transport Corporation “MTC”) through a tax-free distribution (“Distribution”) to Old OMI shareholders of one share of UBC common stock for each share of Old OMI common stock. The Company trades under the symbol “OMM” on the New York Stock Exchange.

Reclassifications—Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

Revenue Recognition—Revenues are generated from freight billings and time charters. Under a voyage charter the revenues and associated voyage costs, such as fuel and port charges are recognized ratably over the estimated duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

Under a time charter, revenues are recorded over the term of the charter as service is provided. When the time charter contains a profit sharing agreement, such additional revenue is only recognized after meeting a threshold, which is the minimum yearly charter hire. Amounts receivable or payable arising from profit sharing arrangements are accrued based on the actual results of the voyage recorded as at the reporting date.

OMI’s accounting policy for recognition of voyage freight for vessels operating on voyage charters is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port.

Revenues include the operations from vessels in the Gemini Suezmax Pool that began in December 2003. The Gemini Suezmax Pool is operated by Gemini Tankers LLC, a wholly owned subsidiary of OMI. As of December 31, 2003, there were 12 Suezmax vessels in the pool, (10 from OMI and two from another party).

 Cash Equivalents—Cash equivalents represent liquid investments, which mature within 90 days of their purchase. The carrying amount approximates fair value.

Restricted Cash—Restricted cash is held in an escrow account pursuant to a sale/leaseback agreement. The escrow account is collateral for the Company’s obligations under an operating lease arrangement (see Note 7).

Marketable Securities—Marketable securities are investments classified as available-for-sale and are recorded at fair value. The fair value is determined by reference to quoted market prices. Net unrealized gains and losses on these investments are credited or charged to Other comprehensive income and Stockholders’ Equity. At December 31, 2003, and 2002 OMI did not have investments in Marketable securities.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

During the year ended December 31, 2002, OMI sold marketable securities and received net proceeds of approximately $6,129,000. The sale resulted in a net gain of $303,000. Additionally, during the year ended December 31, 2002, OMI wrote off $1,062,000 in the Consolidated Statements of Income, representing the remaining investment in both marketable securities and the reversal of the associated unrealized loss previously recorded.

At December 31, 2001, these investments totaled $6,218,000. The accumulated unrealized gain of $262,000 was recorded to Other comprehensive income and Stockholders’ Equity for the year-ended December 31, 2001.

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

Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $1,230,000 in 2003, $3,114,000 in 2002 and $4,052,000 in 2001.

Impairment of Long-Lived Assets—The Company follows Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which requires that long-lived assets and certain identifiable intangibles by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to the carrying values or the useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. In the event that a vessel impairment occurs, the fair value of the related asset would be determined and the Company would record a charge to net income calculated by comparing the vessel’s carrying value to the discounted projected cash flows and/or estimated fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis.

Drydock—Drydock costs and special surveys are capitalized and are amortized over the period between drydocks and special surveys, which is generally a two to three year period. The drydock amortization expense was $4,223,000 in 2003, $3,845,000 in 2002 and $1,171,000 in 2001 and is included in Depreciation and amortization expense.

Deferred Finance Charges—Deferred finance charges, included in Other assets and deferred charges, were $15,217,000 at December 31, 2003 and $7,416,000 at December 31, 2002. The charges are amortized over the life of the related debt, and the amount of the expense was $1,959,000 in 2003, $2,367,000 in 2002 and $1,618,000 in 2001. During the year ended December 31, 2003, OMI recorded a charge to Loss on disposal of assets (see Note 12) of $473,000 relating to the writedown of deferred finance fees for vessels disposed of during the year.

Earnings Per Common Share—In accordance with Statement of Financial Accounting Standards (“SFAS”) 128 “Earnings Per Share” the Company’s basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive income—The Company follows SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements.

Federal Income Taxes—The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to income taxes in the United States of America. A benefit for income taxes of $1,406,000 was recorded during the year ended December 31, 2002 which represented a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans (see Notes 15 and 17). Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions by using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25”) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2003, 2002 and 2001, with the exception of one grant that was accounted for as a variable plan under the provisions of APB No. 25, as all other stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. As a result of this adoption, the Company will begin to record compensation expense for new options issued. In accordance with the modified prospective method of adoption, results of prior years have not been restated.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three years in the period ended December 31, 2003:

	For the Years Ended December 31,

	2003	2002	2001

Net income as reported	$76,471	$15,469	$82,344
Stock based compensation expense determined by using the fair value method	82	476	732

Pro forma net income	$76,389	$14,993	$81,612

Basic earnings per common share:
Net income per common share, as reported	$ 0.98	$ 0.22	$ 1.22
Net income per common share, as pro forma	$ 0.98	$ 0.21	$ 1.21

Diluted earnings per common share:
Net income per common share, as reported	$ 0.98	$ 0.22	$ 1.21
Net income per common share, as pro forma	$ 0.98	$ 0.21	$ 1.20

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (continued)

The following table is a summary of the average fair values of options granted during 2003, 2002 and 2001 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate:

	For the Years Ended December 31,

	2003	2002	2001

Average fair value of options granted	n/a	$3.93	$5.75
Expected volatility	66%	73%	71%
Risk free interest rate	3.22%	2.71%	4.40%
Dividend yield rate	n/a	n/a	n/a
Weighted average expected lives of options	3.60	3.70	3.20

Derivatives and Hedging Activities—The Company accounts for derivatives in accordance with the provisions of SFAS 133 as amended, “Accounting for Derivative Instruments and Hedging Activities.” The Company is exposed to market risk, such as changes in interest rates. To manage the volatility relating to this exposure, the Company selectively enters into derivative transactions pursuant to the Company’s policies for hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

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

During the year ended December 31, 2003, the Company had interest rate swaps and Future Rate Agreements (“FRA’s”) used to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps and FRA’s were designated and qualify as cash flow hedges. These swap contracts and FRA’s were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

Recently Issued Accounting Standards—The FASB recently issued SFAS pronouncements and interpretations, which are summarized as follows:

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003 and for all such instruments on July 1, 2003. The provisions of SFAS 150, which the Company adopted in 2003, did not have an effect on the Company’s financial statements.

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

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Summary of Significant Accounting Policies (continued)

While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion 25 and has adopted the disclosure requirements of SFAS 123 for stock options existing prior to January 1, 2003. The Company has also elected the modified prospective method for recognizing fair value on stock options granted after January 1, 2003.

In January 2003, FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company's financial statements.

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

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 2—Earnings Per Common Share (continued)

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	For the Years Ended December 31,

	2003	2002	2001

Basic earnings per share:
Weighted average common shares outstanding	77,946	70,628	67,518

Diluted earnings per share:
Weighted average common shares outstanding	77,946	70,628	67,518
Options	120	204	374

Weighted average common shares—diluted	78,066	70,832	67,892

Basic earnings per common share:
Net income per common share	$0.98	$0.22	$1.22

Diluted earnings per common share:
Net income per common share	$0.98	$0.22	$1.21

The effect of the assumed conversion of the 7% Convertible Note due 2004 of 47,258 shares in 2003, 137,033 shares in 2002 and 220,839 shares in 2001 was not included in the respective years' computation of diluted earnings per share because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 3—Supplemental Cash Flow Information

During the years ended December 31, 2003, 2002 and 2001, interest paid totaled $22,396,000, $24,472,000 and $20,386,000, respectively.

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

OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000 in 2002 and a total of 6,154 shares at $6.50 to two directors in 2001, in lieu of their annual fees of $20,000 for each director.

Note 4—Investments in Joint Ventures

The operating results of the joint ventures have been included in the accompanying consolidated financial statements, if applicable, on the basis of ownership as follows:

Percent of Ownership

Alliance Chartering LLC (“Alliance”).	50.0(1)
International Produce Carriers Limited (“IPC”)	50.0(2)

(1)	The venture was begun on May 8, 1998.
(2)	The venture was formed on April 15, 1999, and began operating effective May 1, 1999. In the first quarter 2001, all the vessels were redelivered to their owners and the venture was dissolved.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Investments in Joint Ventures (continued)

Alliance—During the year ended December 31, 2003, OMI’s Suezmax fleet was chartered out on the spot market by Alliance, a joint venture OMI operates in conjunction with Frontline Ltd. During 2002 and 2001, all of OMI’s Suezmax vessels, with the exception of one vessel on time charter during 2001, were chartered out in the spot market by Alliance. There was no initial investment required for this joint venture to operate.

IPC—In 2001, the Company had six vessels chartered to IPC and recorded aggregate revenues of $7,626,000 (4% of total revenues). These amounts were included in the revenue of the Company since the operations of IPC were not consolidated. The revenues received by IPC were from numerous customers, which was divided among the vessels in the pool. During the first quarter 2001, OMI’s partner, Osprey Maritime Limited, following a change in control, sold all of its product tankers (including three to OMI, see Note 9) and the parties agreed to disband IPC. As a result of IPC being dissolved, OMI wrote down its investment by $1,617,000 in 2001. During 2003, a gain on disposal of investment relating to the final settlement of accounts for the IPC investment of $618,000 was recorded.

Summarized financial information pertaining to IPC accounted for by the equity method was as follows:

For the Year Ended
December 31, 2001

Results of operations:
Revenues	$43,425
Operating loss	(131)
Net income	—
Net Assets:
Current assets	$ 5,157
Vessels and other property–net	2
Other assets	231

Total assets	5,390

Less:
Current liabilities	1,824

Total liabilities	1,824

Shareholders’ and partners’ equity	$ 3,566

Dividends of $2,494,000 were received from joint venture for the year ended December 31, 2001 relating to settlement of the investment sold in 1999.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 5—Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:

	December 31,

	2003	2002

Term loans under bank mortgage agreements at a margin plus variable rates above the London Interbank Offering Rate (“LIBOR”): (1), (2)	$197,365	$240,140
Reducing revolving facilities at a margin plus variable rates above LIBOR(1), (2)	167,158	269,410
7.625% Unsecured Senior Notes due November 2013	200,000	—
7% Convertible Note due February 2004 (convertible at $7.375 per share)	349	1,011

Total	564,872	510,561
Less current portion of long-term debt:
Scheduled amortization payments of debt	21,369	32,602

Long-term debt	$543,503	$477,959

(1)
The interest rates at December 31, 2003 ranged from 2.0625 percent to 3.71 percent (including margins). The margins ranged from 0.90 percent to 1.625 percent. Under our loan agreements, LIBOR can range from 30 days to one year.

As of December 31, 2003, OMI had various interest rate swaps that fix notional amount aggregating $217,550,000 (not including $83,040,000 that begins in 2004) of variable rate debt ranging from 2.07 percent to 4.86 percent (excluding margins) with maturity dates of the swaps ranging from March 2004 to October 2005.

(2)
The interest rates at December 31, 2002 ranged from 3.25 percent to 4.8125 percent (including margins). The margins ranged from 1.00 percent to 2.75 percent. As of December 31, 2002, OMI had various interest rate swaps and future rate agreements (“FRAs”) that fix notional amounts aggregating $135,000,000 (not including $223,600,000 that began in 2003) of variable rate debt ranging from 2.12 percent to 4.86 percent (excluding margins) with maturity dates of the swaps ranging from June 2004 to October 2005.

Reducing Revolving Credit Facilities and Term Loans

The following table describes the Company’s variable rate debt obligations:

	$245m Credit Facility(1)	$348m Credit Facility	$64.8m Term Loan	$40.0m Term Loan	$44.0m Term Loan	$34.475m Term Loan	$34.3m Term Loan

Amount Outstanding	$109,829	$ 57,329	$62,190	$32,800	$34,250	$34,475	$33,650
Undrawn Amount	$109,639	$144,619	n/a	n/a	n/a	n/a	n/z
Maturity Date(s)	March	July	April &	October	Dec. 2008 &	August	August
	2010	2007	July 2011	2009	March 2009	2011	2011
Payment at Maturity Date(s)	$115,250	$128,056	$9,000	$13,600	$ 8,200	$14,525	$14,150
Interest Rate on	2.875%	2.5% to	2.0875%		2.0625%	2.375% to
December 31, 2003	to 3.71%	2.5625%	to 2.15%	2.525%	to 2.4375%	2.4375%	2.4375%
Collateralized By	15 vessels	11 vessels	2 vessels	2 vessels	2 vessels	1 vessel	1 vessel

(1)
In March 2003, we consolidated, amended and restated two loan agreements. This facility is collateralized by 15 vessels after the disposal of three single hulled product carriers in April, May and November 2003.

(a)
On March 27, 2002, we entered into a $78.0 million reducing revolving credit facility (the “$78 Facility”) collateralized by first mortgages on two vessels and second mortgages on 16 vessels. As of December 31, 2002, the line had been reduced to $70,700,000 and we had $22,600,000 available under the line. On March 14, 2003, this facility was rolled into the amended and restated $245 facility described above.

(b)
We had a term loan agreement, collateralized by 16 vessels, in the original amount of $310.0 million (the “$310 Facility”), which had a balance of $164,300,000 at December 31, 2002. On March 14, 2003, the $310 Facility was rolled into the amended and restated $245 facility described above.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 5—Long-Term Debt and Credit Arrangements (continued)

Since we did not borrow all funds available under the two credit facilities, (see table above, $245 million (“m”) and $348 m credit facilities), there are no quarterly future payments in the next 12 months unless we draw up to the amount available, which is currently $254,300,000 in aggregate.

Unsecured Senior Notes and Subsidiary Guarantees

On November 26, 2003, the Company issued $200,000,000 of 7.625% Senior Notes (the “Notes”) due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act.

Other

As of December 31, 2003 we had 7% Convertible Notes due February 2004 with a balance of $349,000, which was paid on March 1, 2004.

In December 2003, we obtained an eight year $50,400,000 term loan to partially finance the purchase of two product carrier newbuildings, one of which was delivered in February 2004 and the other which is to be delivered in August 2004; both vessels will begin five year time charters upon delivery. The loan is split into two $25,200,000 tranches. Each tranche will be repaid in 32 quarterly installments of approximately $450,000 plus a balloon payment of $11,250,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin of 0.85% while the vessels have time charters. In February 2004, $25,200,000 was drawn on the first tranche to finance the delivery of the vessel delivered (see Note 18).

In December 2003, we obtained a five year $24,000,000 term loan to partially finance the purchase a product carrier newbuilding, which will be delivered in April 2004. There have been no amounts drawn on the term loan as of December 31, 2003. The vessel will begin a five year time charter upon delivery. The loan will be repaid in 20 quarterly installments of approximately $550,000 plus a balloon payment of $13,550,000 due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin of 0.90% while the vessels have time charters.

Restrictive Covenants

All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase of OMI common stock. As of December 31, 2003, we were in compliance with all covenants.

Maturities

Aggregate maturities of debt during the next five years from December 31, 2003, are $21,369,000 in 2004, $19,095,000 in 2005, $18,820,000 in 2006, $75,349,000 in 2007 and $25,110,000 in 2008.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 5—Long-Term Debt and Credit Arrangements (continued)

Interest-Rate Swaps and Future Rate Agreements

OMI entered into interest rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2003, we had various interest rate swaps/FRAs aggregating $275,390,000 (which includes a notional amount of $57,840,000 for an interest rate swap that commences in 2004) on various debt tranches within a range of 2.07% to 4.86% expiring from March 2004 to October 2008. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2003, the Company has recorded a liability which is included in Other liabilities of $3,310,000 and an asset of $1,251,000 related to the fair market value of these hedges and a corresponding charge of $2,059,000 to Other comprehensive income.

The changes in the notional amounts were as follows:

	December 31,

	2003	2002

Notional principal amount, beginning of the year	$ 358,600	$ 175,000
Increase of notional amounts	57,840	338,889
Reductions of notional amounts	(141,050)	(155,289)

Notional principal amount, end of year	$ 275,390	$ 358,600

On February 20, 2004, we entered into an interest rate swap agreement with a notional amount of $25,200,000 for the period February 26, 2004 to February 26, 2009. OMI will pay 3.2575% fixed rate interest and will receive three month LIBOR.

Interest expense pertaining to interest-rate swaps for the years ended December 31, 2003, 2002, and 2001 was $4,816,000, $4,258,000 and $945,000, respectively. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statement of Operations within the next twelve months has been estimated to be approximately $4,412,000.

Note 6—Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$ 48,788	$ 48,788	$ 40,890	$ 40,890
Notes receivable	—	—	37	37
Derivatives-Interest Rate Swaps/FRAs:
Liability for interest-rate swaps and FRAs	3,310	3,310	6,289	6,289
Asset for interest-rate swaps	1,251	1,251	—	—
Total debt	$564,872	$565,871	$510,561	$510,561

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

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 7—Operating Lease Expense

Total operating lease expense was $17,765,000, $16,517,000 and $9,192,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Leases are for vessels (charter hire expense) and office space.

For the year ended December 31, 2003, operating lease expense or charter hire expense includes a chartered-in a handymax product carrier, the JAG PRATAP, for a one year period from October 2002 to October 2003.

The future minimum lease payments required by year, under operating leases subsequent to December 31, 2003, are as follows:

2004	$19,818
2005	19,768
2006	18,918
2007	9,193
2008	9,296
Thereafter	13,259

Total	$90,252

In June 2002, the Company exercised its option to reacquire the COLUMBIA and simultaneously sold the vessel to an unrelated party for $50,000,000. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4,700,000 is being amortized over the charter period.

During December 2001, OMI sold a vessel, the SOYANG, which is being chartered back from the purchaser under the name MAX JACOB for a period of five years, not including options. The resulting lease is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 is being amortized over the five year lease term. As part of the charter hire agreement, the Company was required to deposit $5,000,000 in escrow, which is being repaid ratably over the charter period. As of December 31, 2003, the balance in escrow was $3,000,000 ($1,000,000 in Current restricted cash and $2,000,000 in Non-current restricted cash, included in Other Assets and Deferred Charges).

During 2001, as a result of the early termination as permitted under the charters of two Suezmax tankers time chartered to OMI, certain accounting adjustments were reflected in the 2001 results. Gains were recognized over the remaining lease period upon notice of early termination of $1,440,000 for the year ended December 31, 2001 (see Note 12). The gains were due to the accelerated amortization of the deferred gain on the sale/leaseback of one vessel, which was previously owned by OMI, and acceleration of the provision for loss on lease obligation that was being amortized over the original lease term for the other vessel.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 8—Time Charter Revenue

Time charters to third parties of the Company’s owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing or charterers’ options) to be received subsequent to December 31, 2003 on these time charters are as follows:

2004	$111,210
2005	68,575
2006	49,569
2007	33,470
2008	27,838
Thereafter	19,313

Total	$309,975

During 2003, OMI secured five year time charters for five product carriers under construction (see Note 18), of which three will begin in 2004 and two in 2005.

During October 2003, OMI negotiated one year extensions on time charters at fixed rates for two product carriers (which are currently receiving base rate plus profit sharing). The charters will now expire in April and July 2005.

During the first quarter of 2004, OMI negotiated two year extensions on two product carriers on time charters currently receiving base rate plus profit sharing. The time charters will now expire in September 2006.

Note 9—Impairment Loss on Vessels and Reduction of Depreciable Lives

The Company has evaluated the carrying value of its vessels against the projected undiscounted cash flows as required, under the provisions of SFAS 144 as of December 31, 2003. The Company recorded an impairment loss of $2,770,000 to the Consolidated Statement of Income for the year ended December 31, 2003, relating to two single-hull tankers Panamax vessels that are to be scrapped in 2004. These vessels are considered to be impaired as of December 31, 2003, as their net book values were greater than the undiscounted projected cash flow. In March 2004, these vessels were reclassified to Vessels Held for Sale.

In December 2003, during the Company’s periodic evaluation for vessel impairment, it was determined that two single-hull handysize product carriers were impacted by the recent International Maritime Organization regulation issued that included new phase-out dates for single-hull vessels. There was no adjustment to the 2003 financial statements since the vessels were not impaired; however, the new regulation resulted in reducing the depreciable lives of the two vessels. The phase-out dates will increase the annual depreciation expense beginning in 2004 by $686,000 until June 2007 and $95,000 from June 2007 to August 2015.

Note 10—Vessel Held for Sale

OMI’s management has approved a plan to sell its largest single hull vessel (the ULCC). At December 31, 2003, OMI reclassified the net book value of $16,514,000 of the ULCC to Vessel Held for Sale in the Current Asset Section of the Consolidated Balance Sheet.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 11—Acquisitions of Vessels

The following table summarizes the acquisitions of vessels during the years ended December 31, 2003 and December 31, 2002:

		Type of	Capitalized	Charter
Vessel	Delivered	Vessel	Cost(1)	Expiration

2003:
MOSELLE	February 2003	Handymax	$ 30,284	February 2006
ROSETTA	March 2003	Handymax	30,432	March 2006
OTTAWA	March 2003	Panamax	37,932	April 2008
TAMAR	July 2003	Panamax	38,079	July 2008
HUDSON(2)	August 2003	Suezmax	49,406	SPOT
POTOMAC(2)	August 2003	Suezmax	49,400	SPOT

Total			$235,533

2002:
AMAZON	January 2002	Handymax	$ 29,896	January 2005
SAN JACINTO	March 2002	Handymax	29,854	March 2005
ORONTES	March 2002	Handymax	30,396	March 2005
DAKOTA	September 2002	Suezmax	58,491	SPOT
DELAWARE	October 2002	Suezmax	58,814	SPOT

			$207,451
Total

(1)	See Note 5 for financing of vessels. Capitalized costs include capitalized interest.
(2)	The vessel was built in 2002. See Note 3 for shares issued as partial payment to purchase vessel.

Note 12—Disposal Of Vessels

During November 2003, OMI sold a 1989 built single hulled product carrier for $8,134,000 and recognized a loss on sale of $3,229,000.

During September 2003, OMI agreed to sell two single hulled product carriers built in 1989 and 1990 for an aggregate sales price of approximately $15,360,000. The vessels were delivered in October and November 2003. The aggregate loss on disposal of these vessels of $7,737,000 was recognized.

During March 2003, OMI agreed to sell two 1984 built single hulled product carriers for an aggregate sales price of approximately $9,554,000. The vessels were delivered in April and May 2003. The aggregate loss on disposal of these vessels of $3,392,000 was recognized.

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

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 12—Disposal Of Vessels (continued)

Loss (gain) on disposal of assets-net consists of the following:

	For the Years Ended December 31,

	2003	2002	2001

Loss (gain) on disposal of assets	$14,358	$289	$(18,076)
Gain on early termination of lease obligations (see Note 7)	—	—	(1,440)

Total	$14,358	$289	$(19,516)

Note 13—Financial Information Relating to Segments

The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet—includes vessels that normally carry crude oil and “dirty” products. The current fleet includes four sizes of vessels; Suezmax, ULCC, Panamax and handysize.

Product Carrier Fleet—includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes three sizes of vessels, Panamax, handymax and handysize vessels.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)

The following is a summary of the operations by major operating segments for each of the three years in the period ended December 31, 2003:
	For the Years Ended December 31,

	2003	2002	2001

Revenues:
Crude Oil Fleet	$186,955	$93,319	$127,111
Product Carrier Fleet	131,772	105,606	82,353

Subtotal	318,727	198,925	209,464
Other	225	127	472

	$ 318,952	$199,052	$209,936
Total
Time Charter Equivalent Revenues: (1)
Crude Oil Fleet	$ 145,465	$ 66,491	$105,174
Product Carrier Fleet	123,707	96,977	72,558
Other	—	—	1

Total	$ 269,172	$163,468	$177,733

Operating Income:
Crude Oil Fleet(2)	$ 72,989	$ 9,725	$ 74,314
Product Carrier Fleet(2)	37,266	37,764	35,328

	110,255	47,489	109,642
General and administrative expense not allocated to vessels	(11,417)	(8,716)	(8,447)
Other	486	129	659

Total	$ 99,324	$ 38,902	$101,854

Identifiable Assets—At End of Year:
Crude Oil Fleet	$ 499,777	$416,829	$374,843
Product Carrier Fleet	569,299	522,795	458,782

	1,069,076	939,624	833,625
Investments in, and advances to joint ventures	15	138	237
Cash and cash equivalents	48,788	40,890	17,730
Other	35,941	8,969	24,035

Total	$1,153,820	$989,621	$875,627

Capital Expenditures:
Crude Oil Fleet(3)	$ 99,118	$112,530	$155,429
Product Carrier Fleet(4)	130,488	94,086	286,323
Other	114	141	135

Total	$ 229,720	$206,757	$441,887

Depreciation and Amortization:
Crude Oil Fleet	$ 25,391	$ 19,956	$ 17,564
Product Carrier Fleet	25,118	23,259	14,793
Other	382	368	331

Total	$50,891	$ 43,583	$ 32,688

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)
	For the Years Ended December 31,

	2003	2002	2001

Interest Expense:
Crude Oil Fleet	$ 8,847	$ 8,355	$ 10,418
Product Carrier Fleet	11,056	13,246	7,891

	19,903	21,601	18,309
Other	3,951	3,244	2,612

Total	$ 23,854	$ 24,845	$ 20,921

(1)	The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

The following is a reconciliation of TCE revenue for the year ended December 31, 2003:
	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$186,955	$131,772	$318,727
Voyage Expenses	41,490	8,065	49,555

TCE Revenue	$145,465	$123,707	$269,172

The following is a reconciliation of TCE revenue for the year ended December 31, 2002:
	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$ 93,319	$105,606	$198,925
Voyage Expenses	26,828	8,629	35,457

TCE Revenue	$ 66,491	$ 96,977	$163,468

The following is a reconciliation of TCE revenue for the year ended December 31, 2001:
	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$127,111	$ 82,353	$209,464
Voyage Expenses	21,937	9,795	31,732

TCE Revenue	$105,174	$ 72,558	$177,732

(2)	Operating income includes loss (gain) on disposal of assets—net (see below).

	For the Years Ended December 31,

	2003	2002	2001

Loss (gain) on disposal of assets—net:
Crude Oil Fleet	$ —	$ —	$ (18,881)
Product Carrier Fleet	14,358	289	(635)

Total	$ 14,358	$ 289	$ (19,516)

(3)	Includes progress payments and capitalized interest aggregating $0 in 2003, $2,081,000 in 2002 and $49,849,000 in 2001 for newbuildings.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)

(4)	Includes progress payments and capitalized interest aggregating $43,395,000 in 2003, $27,317,000 in 2002 and $31,982,000 in 2001 for newbuildings.

For the year ended December 31, 2003, revenues from two major customers (10% or more of Revenues) aggregated $42,720,000 or 13 percent of Consolidated Revenue from El Paso Marine Company and $33,851,000 or 11 percent from Chartering and Shipping S.A. (a subsidiary of Total). For the year ended December 31, 2002 revenues from the same two major customers aggregated $34,045,000 or 17 percent of Consolidated Revenue from Chartering and Shipping S.A. and $28,082,000 or 14 percent from El Paso Marine Company. There were no charterers that were considered to be major customers in 2001.

Note 14—Savings Plan

The Company has a 401(k) Plan (the “Plan’’) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to ten percent of their annual salaries with the Company matching up to the first six percent in 2003, 2002 and 2001. The Company may elect to make additional contributions to the Plan at the discretion of the Company’s Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

The following is a summary of Company contributions to these Plans primarily recorded to General and administrative expense on the Consolidated Statements of Income for each of the three years in the period ended December 31, 2003:

	2003	2002	2001

401 (k) Plan	$264	$283	$428
Executive Savings Plan	123	189	97

	$387	$472	$525
Total

Note 15—Stock Option Plan

In 2003, the Stockholders’ approved the 2003 Stock Incentive Plan, which replaced the 1998 Stock Incentive Plan. This plan provides for the granting of options to officers, employees, consultants and Directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of Stock may be awarded as Restricted Stock (see Note 17). There were no stock options granted under this plan in 2003.

The stockholders’ approved the 1998 Stock Option Plan (“The 1998 Plan”) on May 19, 1998. The Plan provided for the granting of options to officers, employees, consultants and Directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the 1998 Plan were 2,500,000 not including the replacement options granted in June 1998 to replace those which were previously granted by the Company’s former parent.

There were no options granted in 2003. In 2002, the Company granted 30,000 options at $3.93, which is also the weighted average fair value for the options granted. In 2001, the Company granted 17,000 options at $5.75, which is also the weighted average fair value for the options granted.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Stock Option Plan

The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2003 (in whole numbers, not thousands except for Exercise Prices):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2001	2,151,402	$4.56
Granted	17,000	5.75
Exercised	(122,167)	3.81
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	2,046,235	4.61
Granted	30,000	3.93
Exercised	—	—
Forfeited	—	—
Expired	(30,000)	5.48

Outstanding, December 31, 2002	2,046,235	4.59
Granted	—	—
Exercised	(1,381,168)	4.34
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2003	665,067	$5.11

The following table summarizes information about stock options outstanding as of December 31, 2003 (in whole numbers, except for Exercise Prices and Contractual life in years):

		Options Outstanding		Options Outstanding

	December 31, 2003	Weighted	Weighted Average	December 31, 2003	Weighted
Range of	Number of	Average	Remaining	Number of	Average
Exercise Price	Options	Exercise Prices	Contractual Life	Options Exercisable	Exercise Price

$ 1.50 — 3.93	90,000	$2.31	$4.76	84,583	$2.07
4.63 — 4.9375	127,000	4.50	4.80	127,000	4.50
5.25 — 5.75	328,067	5.20	1.95	328,067	5.20
6.67	90,000	6.67	4.47	90,000	6.67
8.95	30,000	8.95	4.41	30,000	8.95

Total	665,067	$5.11	$3.33	659,650	$5.05

As of December 31, 2002, there were 1,982,276 options exercisable at a weighted average price of $4.48. As of December 31, 2001, there were 1,778,426 options exercisable at a weighted average price of $4.40. Proceeds received from the exercise of the options are credited to the capital accounts.

See Note 16 regarding “Change in Control”.

Compensatory Options

In accordance with APB 25, the Company records compensation expense relating to stock options, which were accounted for using variable plan accounting. All options under variable plans were fully vested by January 1, 2003. There was no compensation expense related to stock options for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Stock Option Plan (continued)

As of December 31, 2001, capital surplus was debited for $481,000 relating to the current years adjustment to adjust unvested options to OMI’s stock price at that date (market value) and deferred compensation relating to options that were granted pursuant to a Stock Option Award Agreement, initiated in June 2000, that modified the 1998 Performance Unit Plan. At December 31, 2001, the balance in deferred compensation relating to options was zero, resulting from the option prices being below OMI’s stock price at that date.

Note 16—Employment Agreements

OMI has employment agreements with all of its executive officers, which provide for an annual base salary and a performance incentive bonus. The base salary is the prior year’s base salary plus any raise granted by the OMI Board of Directors (“Board”). Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provides that if the executive’s employment (i) is terminated without cause (as defined in his or her employment agreement), (ii) the executive voluntarily terminates his or her employment within 90 days of a relocation (following a Change in Control) or reduction in compensation or responsibilities, or (iii) the executive is disabled (as defined in his or her employment agreement), such executive will continue to receive base salary and other benefits for a period of two years. For five senior executives, following a Change in Control (as defined in his or her employment agreement), the executive’s future bonuses will be equal to 150% of the executive’s annual salary. If an executive’s employment is terminated by the Company (other than for “cause” or becoming “disabled”) within two years after a Change in Control, OMI is required to pay the executive a bonus equal to his or her bonuses paid during the previous twelve months preceding the Change in Control (for executives other than the five senior executives) and 150% of the then effective annual salary of the executive for the five senior executives (the “termination bonus”). In addition, in the event of a Change in Control (as defined in the employment agreement) and if any such executive’s employment is terminated by OMI without cause (other than for reasons of disability) or by the employee as described in clause (ii) above, within two years before or after such a Change in Control, OMI will pay such executive an amount equal to three times the sum of his or her then current base salary and his or her termination bonus, reduced, in the case of a termination occurring prior to such a change in control by any severance theretofore paid to the executive under his or her employment agreement.

Note 17—Stockholders’ Equity

Common Stock

During December 2002, OMI issued 6,500,000 shares of common stock pursuant to an equity agreement. Net proceeds received were approximately $21,483,000 (net of expenses).

See Note 3 for Issuances of common stock relating to vessel purchases.

Restricted Stock

As of December 31, 2003, the Company had granted an aggregate of 1,418,314 shares of restricted stock to certain of its employees, executive officers and directors (see Note 15 for Stock Incentive Plans). The market value of restricted stock awarded totaled an aggregate of approximately $8,609,000 on the respective grant dates in July 2001, April 2002 and September 2003, each grant is described in more detail below, and was recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the vesting periods. For the years ended December 31, 2003, 2002 and 2001 we recognized compensation expense related to restricted stock of $1,290,000, $1,033,000 and $510,000, respectively.

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

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 17—Stockholders’ Equity (continued)

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

Treasury Stock

On August 4, 1998, the Board of Directors (the “BOD”) approved a plan to repurchase up to 10 percent of the outstanding shares of the Company’s common stock. During 2002, the BOD’s amended this plan to repurchase up to 10 percent of the outstanding stock at a given date, less repurchases of common stock.

There were 2,076,700 shares repurchased under this plan. On March 31, 2001, the Board of Directors resolved to retire 2,028,000 shares of treasury stock aggregating $8,834,000.

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

Dividends

On March 10, 2004, the Board declared a quarterly dividend of $0.05 per share or approximately $4,100,000, payable on April 14, 2004 to shareholders of record at the close of business on March 22, 2004. The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 5 to the Consolidated Financial Statements.)

OMI CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 18—Commitments and Contingencies

Contracts Relating to Vessels

OMI currently has commitments to purchase six ice class 1A product carriers (not including one recently delivered in 2004) which are under construction, four of which begin five year time charters upon delivery. The product carriers are expected to be delivered in April 2004, August 2004, November 2004, June 2005, August 2005 and April 2006. One product carrier that was under construction at December 31, 2003 was delivered in February 2004 and began a five year time charter (see Note 5). As of December 31, 2003, OMI paid $31,030,000 for vessels under construction and paid $19,698,000 in February 2004 for the vessel delivered. Bank financing will provide most of the amounts to be paid (see Note 5). Construction and delivery payments of $147,393,000 (excluding the vessel delivered in February), before financing, will be made as follows:

Year	Payments

2004	$ 73,240
2005	54,188
2006	19,965

Total Remaining Payments	$147,393

Agreement with the Department of Justice

OMI reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. Sentencing is scheduled for May 2004. If the presiding judge sentences us according to the agreement, we will pay a $4,200,000 fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 has been expensed in the fourth quarter 2003. Any amounts received under insurance policies will be recognized when received.

Other

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of OMI Corporation:

We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York

March 10, 2004

Item 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)
(In thousands, except per share amounts)

	2003 Quarter Ended				2002 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues(1)	$83,785	$77,926	$72,204	$85,037	$44,346	$48,189	$46,708	$59,809
Operating Income(2)	31,765	30,919	15,687	20,953	5,268	8,494	7,843	17,297
Net income	$25,728	$25,440	$10,772	$14,531	$ 377	$ 1,832	$ 2,654	$10,606

Basic Earnings Per Common Share:
Net income	$ 0.33	$ 0.33	$ 0.14	$ 0.18	$ 0.01	$ 0.03	$ 0.04	$ 0.15

Weighted average number of shares of common stock outstanding—basic	76,836	76,846	78,151	79,913	70,248	70,279	70,279	71,692

Diluted Earnings Per Common Share:
Net income	$ 0.33	$ 0.33	$ 0.14	$ 0.18	$ 0.01	$ 0.03	$ 0.04	$ 0.15

Weighted average number of shares of common stock outstanding—diluted	77,036	77,123	78,445	80,122	70,441	70,508	70,475	71,891

(1)	Revenues are comprised of voyage revenue, time charter revenue and other revenue.
(2)	Operating income includes Provision for settlement loss and related expenses, provision for impairment loss on vessels and Loss on disposal of vessels in 2003; aggregating $3,215,000 in the first quarter, $7,558,000 in the third quarter and $12,355,000 in the fourth quarter.
(3)	Earnings per share are based on stand-alone quarters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report, based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF OMI CORPORATION

Pursuant to General Instruction G(3) the information regarding directors and the Audit Committee called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears in Item 4A of Part I of this Form 10-K Annual Report.

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

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

          1. Financial statements as indicated in the index are set forth on page 48.

          2. Financial Statement Schedules

                           None.

         3. The index to Exhibits is on page 79.

(b) Reports on Form 8-K:

•	On October 14, 2003, OMI filed a Form 8-K announcing construction of additional vessel and time charters.

•	On October 22, 2003, OMI filed a Form 8-K announcing its financial results for the third quarter of 2003.

•	On November 13, 2003, OMI filed a Form 8-K announcing that OMI Corporation is launching $150 million Senior Notes Offering and an agreement to establish a $57 million equity line of credit.

•	On November 14, 2003, OMI filed a Form 8-K announcing that OMI Corporation has reached an agreement in principle with the U.S. Department of Justice.

•	On November 24, 2003, OMI filed a Form 8-K announcing OMI Corporation has priced a $200 million senior unsecured notes offering.

•	On February 17, 2004, OMI filed a Form 8-K announcing its financial results for the fourth quarter of 2003.

•	On March 9, 2004, OMI filed a Form 8-K to comply with Regulation FD for text slides presented by the Company at an investors conference.

•	On March 11, 2004, OMI filed a Form 8-K announcing that it has established a regular quarterly dividend, declaration of a dividend and earnings guidance for the first quarter of 2004.

•	On March 12, 2004, OMI filed a Form 8-K announcing it has ordered a 47,000 dwt ice class 1A product carrier.

EXHIBITS

Number	Incorporated by Reference to	Description of Exhibit

3(i)	Registration Statement on Form S-1	Articles of Association of OMI
(No. 333-52771) Filed May 15, 1998

3(ii)	Registration Statement on Form S-1	By-laws
(No. 333-52771) Filed May 15, 1998

4.1	Form 8A Filed December 14, 1998	Registration Statement of Preferred Stock Purchase
Rights

4.2	(No. 333-72458) Filed October 30, 2001

4.3	Registration Statement on Form S-8	2001 Restricted Stock Plan (1)
(No. 333-72456) Filed October 30, 2001

4.4	Registration Statement on Form S-8	OMI Corporation Executive Savings Plan (1)
(No. 333-72460) Filed October 30, 2001

10.1	Registration Statement on Form S-1	Form of Common Stock Certificate
(No. 333-52771) Filed May 15, 1998

10.2	Registration Statement on Form S-1	OMI Corporation Stock Option Plan (1)
(No. 333-52771) Filed May 15, 1998

10.3	Form S-8 Filed June 17, 1998	Employee Benefit Plan Registration Statement (1)

10.4	Form 10-Q Filed August 13, 2001	Amended Form of Employment Agreements for
Senior Executives (1)

10.5	Form 10-Q Filed August 13, 2001	2001 Incentive Bonus Plan (1)

10.6	Registration Statement on Form S-8	OMI Corporation 2004 Equity Incentive Plan (1)
Filed February 12, 2004

21	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	OMI Corporation’s certification by
the Chief Executive Officer on Form 10-K
for the year ending December 31, 2003 as
adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.

31.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K
for the year ending December 31, 2003 as
adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.

32.1	OMI Corporation’s certification by the
Chief Executive Officer on Form 10-K for
the year ending December 31, 2003
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

32.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K for
the year ending December 31, 2003
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
March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG H. STEVENSON, JR.	Chief Executive Officer and Director	March 10, 2004
(Principal Executive Officer)
Craig H. Stevenson, Jr.

/S/ ROBERT BUGBEE	President, Chief Operating Officer	March 10, 2004
and Director
Robert Bugbee

/s/ MICHAEL KLEBANOFF	Director	March 10, 2004

Michael Klebanoff

/s/ JAMES N. HOOD	Director	March 10, 2004

James N. Hood

/s/ PHILIP J. SHAPIRO	Director	March 10, 2004

Philip J. Shapiro

/s/ EDWARD SPIEGEL	Director	March 10, 2004

Edward Spiegel

/s/ DONALD C. TRAUSCHT	Director	March 10, 2004

Donald C. Trauscht

/s/ JAMES D. WOODS	Director	March 10, 2004

James D. Woods

/s/ KATHLEEN C. HAINES	Senior Vice President, Chief	March 10, 2004
Financial Officer, Treasurer and
Kathleen C. Haines	Chief Accounting Officer
(Principal Financial and Accounting Officer)