Form 10-Q
period 2004-03-31
OMI CORP/M I
filed 2004-05-10
CIK 1061571

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2004

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from ___________________ to ___________________

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

YES ___X   NO ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ___X   NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock,
as of    May 10, 2004   :

Common Stock, par value $0.50 per share 81,075,212 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of
	Income (unaudited) for the three months
	ended March 31, 2004 and 2003
		3

	Condensed Consolidated Balance Sheets-
	March 31, 2004 (unaudited) and December 31, 2003	4

	Condensed Consolidated Statement of Comprehensive
	Income and Changes in Stockholders' Equity
	(unaudited) for the three months ended March 31, 2004	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the three months ended March 31, 2004 and 2003	6

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risks	38

Item 4.	Controls and Procedures	38

PART II:	OTHER INFORMATION	39

SIGNATURES		41

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2004	2003

Revenue	$126,638	$83,785

Operating Expenses:
Voyage expense	15,336	12,227
Vessel expense	13,948	14,706
Charter hire expense	15,537	5,239
Depreciation and amortization	13,363	12,099
General and administrative	4,383	4,534
Loss on disposal of assets	—	3,215

Total operating expenses	62,567	52,020

Operating Income	64,071	31,765

Other (Expense) Income:
Interest expense	(7,819)	(6,130)
Interest income	157	93

Net Other Expense	(7,662)	(6,037)

Net Income	$56,409	$25,728

Basic Earnings Per Share	$0.70	$0.33

Diluted Earnings Per Share	$0.70	$0.33

Weighted Average Shares Outstanding:
Basic	80,908	76,836
Diluted	81,048	77,036

Cash Dividends Declared Per Share	$0.05	n/a

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2004	2003

	(UNAUDITED)
ASSETS
Current Assets:
Cash, including cash equivalents:
2004-$61,705; 2003-$39,607	$65,989	$48,788

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $2,729 in 2004 and
$1,926 in 2003	36,839	26,840
Other	4,728	8,900
Other prepaid expenses and current assets	10,488	10,266
Vessels held for sale	23,769	16,514

Total Current Assets	141,813	111,308

Vessels and other property, at cost	1,139,825	1,119,130
Construction in progress	38,266	31,584

Total vessels and other property	1,178,091	1,150,714
Less accumulated depreciation	(139,470)	(127,957)

Vessels and other property-net	1,038,621	1,022,757

Drydock costs-net of amortization	1,122	1,551
Other assets and deferred charges	17,520	18,204

Total Assets	$1,199,076	$1,153,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,172	$11,704
Accrued Liabilities	19,866	19,709
Deferred charter hire revenue	8,431	6,202
Dividend Payable	4,051	—
Charter Hire Payable	5,872	1,999
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	22,709	21,369

Total Current Liabilities	76,658	62,540

Long-term debt	521,865	543,503
Other liabilities	4,400	4,926
Deferred gain on sale of vessels	4,698	5,087
Stockholders’ equity	591,455	537,764

Total Liabilities & Stockholders’ Equity	$1,199,076	$1,153,820

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS)
(UNAUDITED)

					Unearned		Accumulated
					Compensation		Other	Total
	Common Stock		Capital	Retained	Restricted	Treasury	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Stock	Loss	Equity	Income

Balance at January 1, 2004	80,658	$40,330	$340,866	$164,403	$(5,776)	$ —	$(2,059)	$537,764

Comprehensive Income:
Net income				56,409				56,409	$56,409
Derivative loss							(692)	(692)	(692)

Comprehensive income									$55,717

Dividends declared				(4,051)				(4,051)
Exercise of stock options	367	183	1,622					1,805
Treasury stock					376	(637)		(261)
Amortization of restricted stock					481			481

Balance at March 31, 2004	81,025	$40,513	$342,488	$216,761	$(4,919)	(637)	$(2,751)	$591,455

See notes to condensed consolidated financial statements.

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2004	2003
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income	$56,409	$25,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and
other property	13,363	12,099
Loss on disposal of assets	—	3,215
Amortization of deferred gain on sale of vessels	(389)	(389)
Amortization of debt issue costs	588	559
Amortization of restricted stock awards	481	259

Changes in assets and liabilities:
Increase in receivables and other current assets	(7,242)	(4,018)
Increase (decrease) in accounts payable and
accrued liabilities	7,673	(407)
(Increase) decrease in other assets and deferred
charges	(50)	10
Decrease in other liabilities	(6)	—
Other	(258)	(4)

Net cash provided by operating activities	70,569	37,052

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property	(36,020)	(55,120)
Proceeds from disposition of vessels	1,034	—
Payments for drydocking	(34)	(44)
Proceeds from disposition of joint venture	—	200
Escrow of funds	250	250

Net cash used in investing activities	(34,770)	(54,714)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,200	30,699
Payments on debt	(70,498)	(18,576)
Payments for debt issue costs	(105)	(2,513)
Proceeds from issuance of common stock	1,805	121

Net cash (used) provided by financing activities	(18,598)	9,731

Net increase (decrease) in cash and cash equivalents	17,201	(7,931)
Cash and cash equivalents at beginning of year	48,788	40,890

Cash and cash equivalents at end of period	$65,989	$32,959

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income.

     Newly Issued Accounting Standards— In January 2003, the Financial Accounting Standards Board “FASB” released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s financial statements.

     Stock-Based Compensation— The Company currently sponsors stock option plans and restricted stock award plans. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions by using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

     OMI has adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. As a result of this adoption, the Company records compensation expense for new options issued. No stock-based employee compensation expense for stock options was reflected in net income for the three months ended March 31, 2004 and 2003. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted in the first quarter of 2004 or 2003.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three months ended March 31, 2004 and 2003.

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2004	2003

Net income as reported	$56,409	$25,728
Stock based compensation expense determined
by using the fair value method (1)	—	30

Pro forma net income	$56,409	$25,698

Basic earnings per common share:
Net income per common share, as reported	$0.70	$0.33

Net income per common share, as pro forma	$0.70	$0.33

Diluted earnings per common share:
Net income per common share, as reported	$0.70	$0.33

Net income per common share, as pro forma	$0.70	$0.33

(1) As of March 31, 2004, an immaterial number of options were unvested.

     The following table is a summary of the average fair values of options granted during the three months ended March 31, 2004 and 2003 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

	For the Three Months
	Ended March 31,
	2004	2003

Average fair value of options granted	n/a	n/a
Expected volatility	66%	73%
Risk free interest rate	2.78%	2.71%
Dividend yield rate	1.75%	n/a
Weighted average expected lives of options	4.50	3.60

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Restricted Stock

     The Company has granted an aggregate of 1,313,923 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The market value of the remaining restricted stock awarded (net of 104,391 forfeited shares, which are included in treasury stock) totaled an aggregate of approximately $7,973,000. Restricted stock awards granted in July 2001, April 2002 and September 2003 and were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the vesting periods. During the three months ended March 31, 2004 and 2003, we recognized $481,000 and $259,000, respectively, of compensation expense related to restricted stock.

Note 2 – Credit Facilities and Loan Agreements

As of March 31, 2004 the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a
margin plus variable rates above the London	$216,645
Interbank Offering Rate (“LIBOR”) (1), (2)
Reducing revolving facilities at a margin plus
variable rates above LIBOR * (1), (2)	127,929
7.625% Unsecured Senior Notes due November 2013	200,000

Total	544,574
Less current portion of long-term debt:
Scheduled payments of debt	22,709

Long-term debt	$521,865

* As of March 31, 2004, the available debt undrawn under all credit facilities was $283,667,000. Currently, approximately $317,000,000 of undrawn debt is available.

(1) Rates for the three months ended March 31, 2004 ranged from 1.97 percent to 3.0625 percent (including margins). Rates at March 31, 2003 ranged from 2.875 percent to 4.8125 percent (including margins).

(2) As of March 31, 2004, OMI had various interest rate swaps that fix notional amount aggregating $234,300,000 (not including $57,840,000 that begins in July 2004) of variable rate debt ranging from 2.07 percent to 4.86 percent (excluding margins) with maturity dates ranging from June 2004 to February 2009.

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and the repurchasing of its stock. As of March 31, 2004, we were in compliance with all covenants.

2004 Financing Transactions

  During April 2004, OMI drew $24,000,000 on a term loan for a product carrier newbuilding delivered (see Note 6).

Note 2 – Credit Facilities and Loan Agreements (continued)

  During April 2004, the Company’s $348 million revolver was reduced by an unscheduled payment of $25,000,000.
  We have secured financing for three vessels currently under construction for approximately $71.0 million. The interest rate is based on LIBOR plus a margin on the loan that will vary in accordance with charter status of the vessels.

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

     As of March 31, 2004, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of March 31, 2004, we had various interest rate swaps aggregating $292,140,000 (which includes a notional amount of $57,840,000 on an interest rate swap that commences in July 2004) on various debt tranches within a range of 2.07% to 4.86% expiring from June 2004 to February 2009. The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of March 31, 2004, the Company has recorded a liability, which is included in Other liabilities in the Balance Sheet of $2,810,000 and an asset of $59,000 related to the fair market value of these hedges and a corresponding reduction of $2,751,000 to Accumulated other comprehensive income.

Note 4 – Earnings Per Common Share and Cash Dividend Declared

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options using the treasury stock method and the conversion of the 7% convertible note, which matured in March 2004, to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

Note 4 – Earnings Per Common Share and Cash Dividend Declared (continued)

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	80,908	76,836

Diluted earnings per share:
Weighted average common shares outstanding	80,908	76,836
Options	140	200

Weighted average common shares-diluted	81,048	77,036

Basic earnings per common share	$0.70	$0.33

Diluted earnings per common share	$0.70	$0.33

      For the three months ended March 31, 2003, the effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Cash dividend declared

     OMI's board of directors declared a regular quarterly dividend of $0.05 per share. The current Cash dividend of $4,051,000 was paid on April 14, 2004 to shareholders based on the number of common shares outstanding of 81,025,000 at the record date at the close of business on March 22, 2004.

Note 5 - Supplemental Cash Flow Information

     During the three months ended March 31, 2004 and 2003 cash paid for interest, net of amounts capitalized, totaled approximately $2,911,000 and $6,117,000, respectively.

Note 6 – Acquisitions

     During February 2004, OMI took delivery of a 37,000 dwt 1A ice-class product carrier, the LOIRE, which began a five year time charter upon delivery. At March 31, 2004, the vessel had total capitalized costs of $28,892,000. The vessel was partially financed with a term loan in the amount of $25,200,000.

     During April 2004, OMI took delivery of another 37,000 dwt 1A ice-class product carrier, the GARONNE, which began a five year time charter upon delivery. At March 31, 2004, the vessel had total contracted shipyard costs of approximately $28,150,000. The vessel was partially financed with a term loan in the amount of $24,000,000 (see Notes 2 and 9).

Note 7 –Vessels Held for Sale

     During March 2004, two 1981 single hull Panamaxes with an aggregate net book value of $7,255,000 were reclassified to Vessels held for sale in the Current Asset Section of the Condensed Consolidated Balance Sheets. The net book values were adjusted at December 31, 2003 to the vessels’ projected estimated undiscounted future cash flow plus its salvage value, as the Company had planned to scrap these vessels in 2004. Also during March, one of these vessels was contracted to be sold for scrap. The sale is expected to close in the second quarter of 2004.

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

     The following is a summary by major operating segments for the three months ended March 31, 2004 and March 31, 2003:

	For the Three Months
	Ended March 31,
(in thousands)	2004	2003
Revenue:
Crude Oil Fleet	$97,239	$50,956
Product Carrier Fleet	29,164	32,741

Subtotal	126,403	83,697
Other	235	88

Total	$126,638	$83,785

Time Charter Equivalent Revenue: (1)
Crude Oil Fleet	$82,298	$42,058
Product Carrier Fleet	28,769	29,412
Other	—	—

Total	$111,067	$71,470

Net Income:
Crude Oil Fleet	$49,777	$23,514
Product Carrier Fleet (2)	12,736	5,956

	62,513	29,470
General and administrative expense not
allocated to vessels	(2,753)	(3,230)
Other	(3,351)	(512)

Total	$56,409	$25,728

(1) The Company uses time charter equivalent ("TCE") revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

      The following is a reconciliation of TCE revenue for the three months ended March 31, 2004:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$97,239	$29,164	$126,403
Voyage Expenses	14,941	395	15,336

TCE Revenue	$82,298	$28,769	$111,067

The following is a reconciliation of TCE revenue for the three months ended March 31, 2003:

(in thousands)	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$50,956	$32,741	$83,697
Voyage Expenses	8,898	3,329	12,227

TCE Revenue	$42,058	$29,412	$71,470

Note 8 - Financial Information Relating to Segments (continued)

(2) Net income includes Loss on disposal of assets of $3,215,000 for the three months ended March 31, 2003.

      During the three months ended March 31, 2004 and 2003, mortgage debt of OMI and its related interest expense has been allocated to the above segments based upon the relative value of the vessels collateralizing the debt.

Note 9 - Other Commitments and Contingencies

Contracts to Purchase Vessels

      At March 31, 2004, OMI had commitments to construct seven vessels; six handysize and one handymax 1A ice-class product carriers (including the vessel delivered in April 2004, see Note 6) with contract costs aggregating $206,380,000. As of March 31, 2004, payments of $37,522,000 have been made to the shipyard of which, $17,757,000 was paid in the first quarter of 2004. Bank financing or operating cash will provide most of the additional amounts to be paid. One vessel was delivered in April 2004; one will be delivered in August and one in November 2004. Three vessels will be delivered in 2005 and one in 2006. Four of the vessels will begin five year time charters upon delivery. Future construction and delivery payments aggregate approximately $168,858,000 (before financing) as follows (in thousands):

Year	Payments

2004(1)	$68,438
2005	80,456
2006	19,964

Total Remaining Payments	$168,858

(1) Includes payments of $16,884,000 made for the delivery of the GARONNE in April 2004.

Agreement with the Department of Justice

     OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. Sentencing by the Judge originally scheduled for May 2004 has been rescheduled to July 2004. If the presiding judge sentences us according to the agreement, we will pay a $4,200,000 fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in the fourth quarter of 2003. Any amounts received under insurance policies will be recognized when received.

     In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas. The Company is unable at this time to determine whether sentencing for the violation described in the paragraph above will be affected by the reported incident, whether there will be additional charges or whether additional costs and fines, if any, will be material.

Note 9 - Other Commitments and Contingencies (continued)

Other

     Letters of Credit - In the normal course of business, we issued a letter of credit for $1.6 million as collateral, as required by certain of our operations.

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management; the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Management accrues an estimate of expense for any matters that are considered probable of occurring based on the facts and circumstances.

Note 10 – Treasury Stock

     During April 2004, OMI purchased 215,000 shares of its common stock in the open market aggregating $2,165,000.

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

Overview

   We provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

   We own or charter-in a fleet of 37 vessels (see our Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and aviation fuel) from refineries to distribution areas.

Financial Summary

     Our 2004 activities have supported our business strategies and also enhanced our competitive strengths. OMI’s operating results for the first quarter of 2004 were at record levels in the Company’s history on both a net income and per share basis and exceeded the annual income of the Company and its predecessors (the Company spun-off from the domestic company, OMI Corp. in 1998) for all but two years since 1984. Revenue of $126.6 million for the three months ended March 31, 2004 increased $42.8 million or 51 percent compared to revenue of $83.8 million for the three months ended March 31, 2003. Average spot rates earned by our Suezmax fleet were 38% higher in the first quarter of 2004 as compared with the first quarter of 2003. Our Company benefited in the first quarter of 2004 from the strong tanker market resulting in higher earnings for the Suezmax fleet. Average spot rates earned for the Suezmax fleet have been on the rise since the fourth quarter of 2003 and continue to be strong even after the seasonally strong winter months with rates already about 36% higher in the second quarter of 2004 as compared to average rates for the second quarter of 2003. Due to the seasonality of the demand for oil, and the effect from time to time on services for seaborne transportation, our revenues and operating income are typically higher in its first and fourth quarters. Fourth quarter rates are typically stronger than the second and third quarters because of the need to replenish inventories in the stronger months ahead.

     There were several key drivers for our Revenues and Operating income including:

(1)	increased spot rates in the Suezmax tanker market,
(2)	increased number of revenue earning operating days from the addition of vessels to our fleet,
(3)	increased marketability of our vessels by the formation of strategic alliances and capitalizing on our experience and reputation in the industry, and
(4)	low costs from operating an efficient and young fleet of vessels.

     Due to our strong financial performance, we were able to continue to meet our goal of strengthening our Balance Sheet, and at the same time, we are continuing to grow by building six more product carriers that will be delivered in 2004, 2005 and 2006.
The key elements of our strategy are:
(1)	concentrate in two vessel categories: Suezmax tankers, which offer size advantages and geographic flexibility over other vessel categories, and product carriers because of increasing demand for petroleum products in areas where there are no refineries nearby,

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

     The spot market is volatile, but we have been successful in managing our business risk by operating approximately 68% of our aggregate deadweight (“dwt”), which are primarily our crude oil carriers, in the spot market giving us the ability to take advantage of high rates in strong markets while securing long-term contract revenue at attractive rates by time chartering our product carriers. Currently, seven of our time charter contracts have profit sharing arrangements that enable us to benefit from strong tanker markets while protecting our downside when tanker rates are weak by having a floor rate.

     The Company studies market indicators and trends when making decisions for managing risk, such as: world oil demand (increases / decreases in consumption of oil ), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”), deletions (“scrappings”), and average tanker rates by vessel dwt.

     Recently issued regulations, (see Market Overview) that call for the phasing out of single hull vessels has positively impacted owners with modern fleets. Because 92% of our fleet is double hulled (excluding the three vessels we plan to dispose of in 2004), we will benefit from the demand that was previously met by single hull vessels.

     Our current financial condition permitted us to establish a regular quarterly dividend. Our liquidity increased with unrestricted cash and amounts available under our lines of credit aggregating approximately $350 million at March 31, 2004 (achieving a net leverage ratio of 45%, see Liquidity and Capital Resources section). The following are several other significant items that have recently occurred:

	•	During March 2004, we contracted for a 47,000 deadweight ton (“dwt”) 1A ice-class product carrier scheduled to be delivered in August 2005 (see Fleet Report).
	•	In February and April of 2004, we took delivery of two 37,000 dwt 1A ice-class product carriers each of which began five year time charters upon delivery.
	•	During the first quarter of 2004, time charter contracts expiring in late 2004 were extended to 2006 for two product carriers.
	•	In March 2004, we reclassified two of our 1981 single hull Panamax vessels (Volga and Nile) to Vessels held for sale.
16

Also in March 2004, we contracted to scrap the Volga, which is to occur in the second quarter of 2004.

     In 2004, we plan to capitalize on our strengths and continue to build on our capabilities as a leading transporter of crude oil and refined petroleum products. See “Liquidity and Capital Resources” section.

MARKET OVERVIEW

Suezmax Tanker Overview

     The strong freight rate environment of the tanker market in 2003 continued in the first quarter of 2004, and the average TCE for Suezmax tankers in the West Africa to U.S. trade was substantially higher compared to the preceding quarter as well as the same quarter of last year. In fact, it was the highest since 1990. This was the result of greater world oil demand due to improving world economic activity especially in the U.S., China and South East Asia, cold weather during the winter months, and the decline of the U.S. Dollar. Furthermore, the tanker market benefited from a switch of combined carrier tonnage into the strong dry bulk sector, congestion out of the Black Sea due to adverse weather conditions, more long-haul Middle East OPEC oil replacing the loss of Iraqi oil production through a pipeline to the Mediterranean, and the persistent shortfall of oil production in Venezuela, notwithstanding an increase in the world tanker fleet. Freight rates in the crude tanker market have continued to be high thus far in the second quarter of 2004.

     The average OPEC oil production in the first quarter of 2004 totaled about 28.2 million barrels per day (“b/d”), 1.4 million b/d higher than the same period last year. OPEC oil producers recently announced a reduction to their oil production quotas by 1.0 million b/d, down to 23.5 million b/d (excluding Iraq), beginning April 1, 2004. According to OPEC, this decision was taken in order to contain the seasonal increase of world oil inventories and support oil prices during the seasonal decrease in the demand for oil in the second quarter. However, OPEC oil production is well above quotas because of the current high oil prices.

OPEC Crude Oil Production and Suezmax Tanker Earnings

Note: As at 3/31/04
Source: Industry Sources

     World oil demand in the first quarter of 2004 averaged more than 81 million b/d, and was higher than the preceding quarter as well as above the level prevailing in the same period of last year. World oil demand is expected to decrease seasonally in the current quarter, but still average substantially higher than the second quarter of last year.

     Preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of the first quarter of 2004 were about 53 million barrels, or 2.7% higher than last year’s level, but 1.0% below the average of the last five years. At the same time, crude oil inventories were 0.9% and petroleum products inventories were 1.1% below the average of the last five years, respectively. Oil inventories are expected to increase in the first half of 2004, but decrease in the later part of the year, and by year-end be at about the same levels as the end of 2003.

US, W. Europe and Japan Crude Oil Inventories

     The world tanker fleet totaled 295.3 million dwt at the end of the first quarter of 2004, up by 6.1 million dwt or 2.1% from the year-end 2003 level. The tanker orderbook totaled about 83.1 million dwt, or 28.1% of the existing fleet at the end of the first quarter of 2004. Approximately 20.5 million dwt are for delivery in 2004, 30.1 million dwt in 2005, 19.8 million dwt in 2006 and most of the balance in 2007. The tanker orderbook includes 84 Suezmaxes of about 13.2 million dwt or 34.1% of the existing internationally trading Suezmax tanker fleet.

     The accelerated phase-out of single-hull tankers due to new IMO and European Union (“EU”) regulations is expected to moderate the effect of the relatively large tanker orderbook. At the end of the first quarter of

2004, approximately 41.5 million dwt or 14.1% of the total tanker fleet was 20 or more years old, including 18.3 million dwt or 6.2% of the fleet which was 25 or more years old. Furthermore, 19 Suezmaxes were 20 or more years old, including 9 which were 25 or more years old.

     Tanker sales for scrap totaled about 3.0 million dwt in the first quarter of 2004, including four Suezmaxes and three VLCCs. Tanker deletions are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

     The EU adopted new tanker regulations, which commenced on October 21, 2003. In response to the EU regulations, the IMO adopted new strict tanker regulations which will commence on April 5, 2005. These regulations primarily prevent single-hull tankers of 5,000 dwt and above from carrying heavy fuel oils from early April 2005; accelerate the phase-out of single-hull tankers to 2010, in line with EU rules, with some exceptions, and force all single hull tankers to comply with the Condition Assessment Scheme (CAS) from the age of 15 years, commencing in 2005.

     At the end of the first quarter of 2004 there were 112.2 million dwt of tankers or 38% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     The strong performance of the product tanker market in 2003 continued in the first quarter of 2004, and the average spot TCE for handysize product tankers in the Caribbean was 76% higher than the previous year, and the highest since 1990. The product tanker market improvement was the result of increasing world economic activity especially in the U.S., China and Southeast Asia and the usual seasonal oil demand gains, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have continued at high levels thus far in the second quarter of 2004.

     The world product tanker fleet totaled about 54.4 million dwt at the end of the first quarter of 2004, up by about 2.8% from the year-end 2003 level. The product tanker orderbook for delivery over the next few years totals about 24.1 million dwt, or about 44.3% of the existing product tanker fleet at the end of the first quarter of 2004. Approximately 6.8 million dwt are for delivery in 2004, 8.9 million dwt in 2005, 5.8 million dwt in 2006 and most of the balance in 2007. At the end of the first quarter of 2004, approximately 12.6 million dwt or 23.2 % of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of the first quarter of 2004 totaled about 10 million dwt or 30.5% of the existing handysize and handymax product tanker fleet.

     The tanker market is expected to benefit as a result of higher world oil demand due to improving world economic activity, especially in the U.S., Latin America, China and Southeast Asia, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria, and stricter tanker regulations by IMO and the European Union. However, given the high tanker orderbook, tanker rates will depend on the level of world economic activity and oil demand growth as well as the total amount of tanker scrappings.

OMI’s Fleet

OMI’s fleet currently comprises 37 vessels (excluding two Suezmax vessels in the Gemini pool owned by a pool member) aggregating approximately 3.0 million dwt, consisting of ten Suezmaxes (including two chartered-in vessels), two Panamax tankers carrying crude oil (excluding one vessel contracted for sale), two Panamax product carriers, 20 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier (“ULCC”).

	Number
	Of vessels	Dwt

Crude Oil Fleet:

1998-2002 built Suezmax vessels (1)	10	1,585,871
1986 built ULCC (2)	1	322,466
1980’s built Panamax vessels (3)	2	132,555
1993 built handysize vessels	2	72,707

Total	15	2,113,599

Product Carrier (“Clean”) Fleet:

1999-2004 built handysize vessels	12	437,300
2000-2003 built handymax vessels	6	282,216
1988-1991 built handysize vessels	2	59,995
2003 built Panamax vessels	2	140,659

Total	22	920,170

Total Fleet (4)	37	3,033,769

(1)	Two Suezmax vessels are chartered-in; one charter expires June 2010 and the other charter expires December 2006.
(2)	Vessel is held for sale.
(3)	One vessel (NILE) is held for sale. The above table excludes the vessel (VOLGA) contracted for sale at March 31, 2004, which is scheduled to be delivered in the second quarter of 2004.
(4)	81% of our vessels are double hulled (92% are double hulled, excluding the three single hulled vessels held for sale)

     Currently we have the following vessels under construction:

	Type of	Date To Be			Charter
Name of Vessel	Vessel	Delivered	Hull (1)	Dwt	Expiration

SAONE	Handysize	Aug-04	DH	37,000	Aug-09
GANGES	Handysize	Nov-04	DH	37,000	SPOT
FOX	Handysize	Jun-05	DH	37,000	Jun-10
THAMES	Handymax	Aug-05	DH	47,000	SPOT
TEVERE	Handysize	Aug-05	DH	37,000	Aug-10
RHINE	Handysize	Apr-05	DH	37,000	SPOT

Total				232,000

          (1) DH-double-hulled

Critical Accounting Estimates

     There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2004 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results

     OMI’s net income was $56.4 million or $0.70 basic and diluted earnings per share (“EPS”) for the first quarter of 2004 compared to net income of $25.7 million or $0.33 basic and diluted EPS for the first quarter of 2003.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months ended March 31, 2003

     The following table summarizes our results of operations for the three months ended March 31, 2004, compared to the three months ended March 31, 2003:

	For the Three Months
	Ended March 31,
	2004	2003	Change

(In thousands)
Voyage and time charter revenue	$126,403	$83,697	$42,706
Voyage expenses	15,336	12,227	3,109

Time charter equivalent revenue	111,067	71,470	39,597
Other revenue	235	88	147
Vessel expenses	13,948	14,706	(758)
Charter hire expense	15,537	5,239	10,298
Depreciation and amortization	13,363	12,099	1,264
General and administrative expenses	4,383	4,534	(151)
Loss on disposal of assets		3,215	(3,215)

Operating income	64,071	31,765	32,306

Interest expense	(7,819)	(6,130)	(1,689)
Interest income	157	93	64

Net income	$56,409	$25,728	$30,681

Time Charter Equivalent Revenue

     TCE revenue comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating in the spot market. Consistent with industry practice: (1) we use TCE revenue as a key performance indicator as we measure and analyze fluctuations between financial periods, (2) TCE revenue serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors and (3) as a method of equating TCE revenue generated from a voyage charter to time charter revenue. A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time, during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account.

     The Company earned TCE revenue of $111.1 million for the three months ended March 31, 2004 and $71.5 million for the three months ended March 31, 2003. During the first quarter of 2004, 27 percent or $29.8 million of our TCE revenue was earned by vessels operating on TC and 73 percent or $81.3 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market. The TCE revenue earned by TC was $5.7 million higher for the three months ended March 31, 2004 compared to the respective 2003 period, primarily because of the additional 348 operating days from five newbuildings that began TCs. However, the percent of TCE revenue earned by vessels on TC to total TCE revenue declined in 2004 from 34 percent for the first quarter 2003 to 27 percent because the spot market was stronger in 2004. There was an increase of 71 percent or $33.8 million in TCE revenue earned by vessels operating in the spot market during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

      Our business strategy is to blend long-term contract revenue at attractive rates with the ability to capture additional earnings in strong spot markets with the Suezmax tanker fleet, certain of our product carriers and from profit sharing arrangements (seven of our product carriers are currently on time charters with profit sharing). Currently, 23 of our 37 vessels operate on time charters. However, the majority of our tonnage (approximately 68 percent), including all of our Suezmaxes, operates in the spot market, giving us the ability to take advantage of high rates. Currently, every $1,000 per day revenue increase in our vessels operating in the spot market (including vessels with profit sharing arrangements) increases annual TCE revenue by approximately $6.3 million or $0.08 basic EPS. All of our contracts that have profit sharing arrangements have a floor rate and profit sharing without a cap. In 2004 and 2005, three more vessels with profit sharing arrangements will be delivered. These profit sharing arrangements enable us to benefit from strong tanker markets while protecting our downside in weaker tanker markets with floor rates. During 2004, the contracts for three vessels with profit sharing expire, but two of those vessels have been extended at a fixed rate.

     The following table compares TCE revenue earned by vessels on TC for the three months ended March 31, 2004 to the three months ended March 31, 2003, in thousands of dollars and as a percent of Total TCE revenue in each of the 2004 and 2003 first quarter periods:

	For The Three Months
	Ended March 31,		Net
TCE Revenue for vessels on TC	2004	2003	Change

Crude Oil Fleet	$2,988	$2,890	$98
Product Carrier Fleet	26,792	21,207	5,585

Total	$29,780	$24,097	$5,683

% of TCE Revenue for vessels
on TC to Total TCE Revenue	27%	34%

(1) Increases in TCE revenue resulted from the delivery of five new vessels in 2003 and 2004.

     The following table compares TCE revenue earned by vessels on spot for the three months ended March 31, 2004 to the three months ended March 31, 2003, in thousands of dollars and as a percent increase in spot revenue in 2004:

	For The Three Months
	Ended March 31,		Net
TCE Revenue for vessels on Spot	2004	2003	Change

Crude Oil Fleet (1)	$79,310	$39,240	$40,070
Product Carrier Fleet (2)	1,977	8,205	(6,228)

Total	$81,287	$47,445	$33,842

% increase in spot revenue in 2004			71%

(1)Increases in 2004 resulted from additional operating days from vessels acquired and increased TCE spot rates.

(2)Decreases in 2004 resulted from the disposal of five single hull vessels and the redelivery of a vessel chartered-in.

     TCE revenue increased during the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of improvement in the market (see Market Overview and Segment Information-Detailed Results of Operations) and additional operating days.

     There were additional operating days during the first quarter of 2004 as a result of vessels acquired:

  Suezmax fleet on spot charters— acquired two second hand vessels in August 2003 increasing the fleet’s operating days by 182. Two vessels that began operating in the Gemini Suezmax tanker pool in December 2003(see description of pool below) also increased the fleet’s operating days by 182.
  Product carriers—acquired five newbuildings delivered in January, March, April and July 2003 and February 2004, which contributed an increase of 348 operating days in the first quarter of 2003 over the first quarter of 2004.

     TCE revenue declined for product carriers operating in the spot market resulting from the disposal of five single hull vessels, two in April, one in October and two in November 2003.

     Vessel expense—Vessel expense of $13.9 million for the three months ended March 31, 2004, decreased minimally by $0.8 million compared to $14.7 million for the three months ended March 31, 2003.

     Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws, by charterers and our own standards.

     Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. We maintain marine hull and machinery coverage to cover damage to or loss of vessels and concomitant war risk insurance to cover the same resulting from war risk events. We also have protection and indemnity coverage (mutual liability insurance provided by “P&I Clubs”) for general vessel liabilities, pollution, and some war and terrorist related liabilities. Additional war risk premiums for voyages into war designated areas are typically for the account of the charterers.

     OMI’s vessels are technically managed (excluding insurance provided for vessels, which is managed directly by OMI) by a wholly owned subsidiary, OMI Marine Services LLC (“OMS”), located at offices in Stamford, Connecticut and Houston, Texas. OMS subcontracts some day-today operations to Orinoco Marine Consultancy India Private Limited (“OMCI”), located in Mumbai, India (not a related party to OMI or any of its subsidiaries). OMCI is primarily responsible for the crewing, general maintenance and repairs, the stocking of supplies on vessels and for the drydocking of the vessels.

     Vessel expense decreased $0.8 million for the three months ended March 31, 2004 primarily as a result of the disposal of the five older single hull vessels, which had higher operating costs than the newbuildings acquired.

     Charter hire expense— Charter hire expense of $15.5 million for the three months ended March 31, 2004, increased by $10.3 million compared to $5.2 million for the three months ended March 31, 2003. Charter hire expense increased $11.3 million for two vessels operating in the Gemini pool, which was partially offset by a decrease in charter hire expense of $1.0 million primarily for the redelivery of a product carrier in October 2003 that we chartered during the first quarter of 2003.

     Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses.

     In December 2003, OMI began operating Gemini Tankers ("Gemini"), which is a wholly owned subsidiary of OMI. Gemini is a pool for double hulled Suezmax vessels. Currently, there are 12 Suezmax vessels (10 from OMI and two from a European shipowner) operating in the pool. The earnings of the pool are allocated to the pool members by an agreed upon formula. The revenues and expenses (included primarily as charter hire expense) of Gemini are consolidated into OMI and are reflected in the results for the three month period ended March 31, 2004.

     Depreciation and amortization expense— Depreciation and amortization expense of $13.4 million for the three months ended March 31, 2004, increased by $1.3 million compared to $12.1 million for the three months ended March 31, 2003 because of the acquisition of seven vessels since 2003. Additionally, depreciation expense was accelerated for four single hull vessels beginning in the first quarter of 2004 (resulting from the shortening of the estimated useful lives of four vessels, two of which were reclassified to Vessels held for sale at March 31, 2004). The increase in depreciation expense was partially offset by decreases as a result of the disposal of five vessels since 2003.

     Loss on disposal of assets— During the first quarter of 2003 a loss of $3,215,000 was recorded, which resulted from the sale of two single hull product carriers built in 1984.

     Interest expense— Interest expense during the three months ended March 31, 2004 of $7.8 million increased $1.7 million compared to the three months ended March 31, 2003 of $6.1 million. Interest expense was higher during the first quarter of 2004 for primarily two reasons, first, the increase in the average debt balance during the 2004 period due to the acquisition of vessels and second, the increase in fixed rate debt from the 7.625 percent $200 million Unsecured Senior Notes issued in November 2003 that replaced variable rate bank debt based on LIBOR plus a margin.

     The following table is a breakdown of Interest expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003:

	For The Three
	Months Ended
	March 31,
In millions	2004	2003

Interest before swap interest,
capitalized interest &
amortization of debt issue costs	$6.7	$5.0
Impact of swaps	1.0	1.0
Capitalized interest	(0.5)	(0.5)
Amortization of debt issue cost	0.6	0.6

Interest expense	$7.8	$6.1

Segment Information—Detailed Results of Operations

     OMI’s segment information is detailed by its two operating segments, its crude oil tankers and product carrier fleets. OMI also manages its performance by category in the tables that follow.

     The following discussion of Vessel Operating Income (defined as, TCE revenue less vessel expense, charter hire expense and depreciation and amortization) for our crude oil tanker fleet and our product carrier or clean fleet segments excludes Loss on disposal of assets and General and administrative expenses.

Crude Oil Tankers Results of Operations

     Vessel Operating Income of $53.2 million for the three months ended March 31, 2004 increased $27.1 million over the comparable balance for the three months ended March 31, 2003 of $26.1 million. The net increase in Vessel Operating Income during the 2004 period was primarily attributable to an increase in the Suezmax, Panamax and ULCC TCE revenue resulting from improved spot rates in addition to increased earnings for the two Suezmaxes delivered in August 2003.

BREAKDOWN BY FLEET

(In thousands, except daily rates & expenses, number of
vessels and operating days)
	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2004	2003
CRUDE FLEET:
Suezmaxes:
TCE revenue	$68,016	$32,469
Vessel expense	3,793	2,772
Charter hire expense	15,537	4,405
Depreciation and amortization	4,432	3,262

Vessel Operating Income (1)	$44,254	$22,030

Average daily TCE (Spot)	$62,286	$45,222
Average daily vessel expense	$5,210	$5,133
Average number of OMI vessels for the period*(2)	10.0	8.0
Number of OMI TCE revenue days	910	718
Number of pool member TCE revenue days (3)	182	—

ULCC:
TCE revenue	$2,771	$1,363
Vessel expense	661	486
Depreciation and amortization (4)	—	502

Vessel Operating Income	$2,110	$375

Average daily TCE	$30,453	$15,149
Average daily vessel expense	$7,264	$5,400
Average number of vessels for the period	1	1
Number of TCE revenue days	91	90

Panamaxes:
TCE revenue	$8,523	$5,408
Vessel expense	1,341	1,818
Depreciation and amortization (5)	2,008	1,419

Vessel Operating Income	$5,174	$2,171

Average daily TCE	$31,218	$20,030
Average daily vessel expense	$4,912	$6,733
Average number of vessels for the period	3	3
Number of TCE revenue days	273	270

Handysize Crude Oil Carriers-on time charter:
TCE revenue	$2,988	$2,890
Vessel expense	621	617
Depreciation and amortization	714	714

Vessel Operating Income	$1,653	$1,559

Average daily TCE	$16,418	$16,013
Average daily vessel expense	$3,412	$3,428
Average number of vessels for the period	2	2
Number of TCE revenue days	182	180

Total Vessel Operating Income	$53,191	$26,135

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

* includes two vessels chartered -in during the periods shown.

(1)	Includes TCE revenue and expenses generated by the pool. The Suezmax pool began December 2003 and includes our 10 Suezmaxes and two Suezmaxes owned by another pool member.
(2)	In August 2003, two 2000 built Suezmax vessels were acquired.
(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.
(4)	Vessel is held for sale.
(5)	Two vessels were held for sale at March 31, 2004. One of the two vessels is contracted to be sold in the second quarter of 2004.

Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes: The increase in Vessel Operating Income of $22.3 million for the three months ended March 31, 2004 over the comparable period in 2003 was attributable to the increases in TCE revenues of $35.5 million offset in part by increases in vessel expense of $1.0 million, charter hire expense of $11.1 million and depreciation and amortization expense of $1.1 million. Increases in TCE revenue in this group was primarily the result of significant improvement in charter rates for our vessels which operate in the spot market (see Market Overview) coupled with 192 more operating days in the first quarter of 2004 compared to the same 2003 period resulting primarily from revenue earned by two Suezmax vessels acquired in August 2003. Increases in vessel expense and depreciation expense were also primarily attributable to the two vessels acquired in 2003. Charter hire expense increased $11.1 million for the three months ended March 31, 2004, primarily resulting from the expenses relating to the two vessels of a pool member operating in the Gemini pool.

     ULCC: The increase in Vessel Operating Income of $1.7 million for the three months ended March 31, 2004 over the comparable period in 2003 was attributable to the increases in TCE revenues of $1.4 million primarily resulting from higher revenue earned in the spot market in 2004 compared to revenue earned from a short-term time charter that terminated in May 2003. Vessel expense increased by $0.2 million due to increased costs to operate this vessel. Depreciation and amortization decreased $0.5 million because the vessel has been held for sale since year end 2003.

     Panamaxes: The increase in Vessel Operating Income of $3.0 million for the three months ended March 31, 2004 over the comparable period in 2003 was the result of increases in TCE revenues of $3.1 million which was due to a significant improvement in charter rates. Decreases in vessel expenses in 2004 of $0.5 million was due to lower operating expenses for the two vessels held for sale at March 31, 2004 to be scrapped in 2004. Depreciation expense increased $0.6 million as a result of the accelerated depreciation expense for two vessels whose lives were shortened.

     Handysize Crude Oil Carriers-on Time Charter: There immaterial fluctuations for the three months ended March 31, 2004 in Vessel Operating Income compared to the same period in 2003.

Product Carriers Results of Operations

Vessel Operating Income of $15.0 million for the three months ended March 31, 2004 increased $2.0 million over the comparable balance for the three months ended March 31, 2003 of $13.0 million. The increase in Vessel Operating Income for the 2004 period was attributable to the increases for five product carriers acquired in 2003 and 2004, offset by a decrease in earnings for the five single hull product carriers that were disposed of in 2003.

BREAKDOWN BY FLEET
(In thousands, except daily rates & expenses,number of
vessels and operating days)
	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2004	2003
CLEAN FLEET:
Products-on spot:
TCE revenue	$1,977	$8,205
Vessel expenses	277	2,942
Charter hire expense	—	1,242
Depreciation and amortization	348	1,608

Vessel Operating Income	$1,352	$2,413

Average daily TCE	$21,722	$13,265
Average daily vessel expense	$3,044	$5,448

Average number of vessels for the period (1)*	1.0	6.9
Number of TCE revenue days	91	620

Products-on time charter:
TCE Revenue (2)	$26,792	$21,207
Vessel expenses	7,383	6,111
Depreciation and amortization	5,766	4,499

Vessel Operating Income	$13,643	$10,597

Average daily TCE	$15,194	$15,200
Average daily vessel expense	$4,188	$4,367

Average number of vessels for the period (3)*	19.4	15.6
Number of TCE revenue days	1,763	1,400

Total Vessel Operating Income	$14,995	$13,010

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

*	includes one chartered -in vessel in 2003. The vessel operated in the spot market March 2003 and then went on time charter. The vessel was redelivered in October 2003.
(1)	During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter.
(2)	During the first quarter of 2004, OMI recognized profit sharing of approximately $1.4 million compared to $1.5 million for the first quarter ended 2003.
(3)	In February 2004, one handysize product carrier was acquired. In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired.

Fluctuations in each of the product carrier groups were as follows:
     Products–on spot: The decrease in Vessel Operating Income of $1.0 million for the three months ended March 31, 2004 over the comparable period in 2003 was attributable to the decreases in TCE revenues of $6.2 million, in addition to, decreases in vessel expense of $2.7 million, charter hire expense of $1.2 million and depreciation and amortization of $1.3 million. TCE revenue, vessel expenses and depreciation expenses were lower in the first quarter of 2004 primarily from 529 fewer operating days due primarily to the disposal of five vessels in 2003. Charter hire expense

28

decreased for the chartered-in product carrier, which has been redelivered and operated in the spot market from January to April 2003.

     Products–on time charter: Vessel Operating Income increased $3.0 million for the three months ended March 31, 2004 over the comparable period in 2003. TCE revenue increased $5.6 million primarily from 363 more operating days resulting from one newbuilding delivered in February 2004 and four newbuildings in January, March, April and July 2003. Vessel expenses and depreciation expenses were $2.6 million higher because of additional expenses relating to the acquisition of five additional vessels in 2003 and 2004.

     At March 31, 2004, six vessels with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate). For the three months ended March 31, 2004, profit sharing was recognized for one vessel of $1.4 million compared to $1.5 million for the three months ended March 31, 2003.

     In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue (a liability) until the threshold is reached.

Liquidity and Capital Resources

Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the three months ended March 31, 2004 and March 31, 2003:

	For the Three Months
	Ended March
	2004	2003	Change

(In millions)
Condensed Cash Flows
Provided (used) by:
Operating Activities	$70.6	$37.1	$33.5
Investing Activities	(34.8)	(54.7)	19.9
Financing Activities	(18.6)	9.7	(28.3)

Net Increase in Cash and Cash
Equivalents	17.2	(7.9)	25.1
Cash and Cash Equivalents at the
Beginning of the Year	48.8	40.9	7.9

Cash and Cash Equivalents at the End
of the Period	$66.0	$33.0	$33.0

Working Capital
     The two primary components of working capital are Cash and cash equivalents and Traffic receivables. We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”). Cash and cash equivalents of $66.0 million at March 31, 2004 increased $17.2 million from cash and cash equivalents of $48.8 million at December 31, 2003. Net cash provided by operating activities of $70.6 million for the quarter ended March 31, 2004 increased $33.5 million compared to net cash provided by operating activities of $37.1 million for the quarter ended March 31, 2003 primarily from higher net earnings (see “Results of Operations”). Currently, we have $317.0 million available in undrawn debt. Our working capital increased by $16.4 million from December 31, 2003 to $65.2 million at March 31, 2004.

     At March 31, 2004, current assets increased a net of $30.5 million from December 31, 2003, resulting primarily from increases in Cash and cash equivalents of $17.2 million, Traffic receivables of $10.0 million and Vessels held for sale of $7.3 million at March 31, 2004. At March 31, 2004, current liabilities increased $14.1 million from December 31, 2003, primarily because of increases in Account payable and Accrued liabilities of $2.6 million, Deferred charter hire revenue of $2.2 million, Dividend payable of $4.1 million, Charter hire payable of $3.9 million and Current portion of long-term debt of $1.3 million (see “Long-Term Debt Obligations” below). Increases relating to Traffic receivables and Deferred charter hire revenue and Voyage and vessel included in Accrued liabilities are attributable to timing differences of cash receipts and disbursements in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay a regular quarterly dividend to stockholders of our common stock.

     The Company has total projected capital expenditures of approximately $75 million (see Capital Expenditures section) for the remainder of 2004, which includes the delivery of two vessels under construction, construction in progress installment payments and projected drydock expenditures.

Vessels, Construction in Progress (“CIP”) and Other Property
     At March 31, 2004, Vessels, CIP and Other Property-net of $1,038.6 million increased a net of $15.8 million from $1,022.8 million at December 31, 2003. Capital expenditures were primarily for the final payment for one newbuilding, and installment payments for five vessels under construction. Vessels decreased due to adjustments not relating to cash, a reclass of two of our Panamax vessels to Vessels held for sale.

     Cash used by investing activities was $34.8 million for the three months ended March 31, 2004, compared to cash used by investing activities of $54.7 million for the three months ended March 31, 2003. During the 2004 period, $36.0 million was used for capital expenditures as follows:

•	$17.5 million was used for the purchase of one product carrier newbuilding delivered during the first quarter,
•	$17.8 million was paid for vessels under construction, and
•	$0.7 million was used for capital expenditures for improvements to existing vessels and capitalized interest.
30

Long-Term Debt Obligations and Credit Arrangements
     As of March 31, 2004, long-term debt obligations decreased $20.3 million to $544.6 million from $564.9 million at December 31, 2003. Long-term obligations as of March 31, 2004, consisted of the following:

	•	Term loans under bank mortgage agreements at a margin plus variable rates (1) above the London Interbank Offering Rate (“LIBOR”) of $216.6 million;
	•	Reducing revolving facilities at a margin plus variable rates(1) above LIBOR of $128.0 million; and
	•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million.
(1)	The interest rates at March 31, 2004 ranged from 1.97 percent to 3.0625 percent (including margins). Under our loan agreements, LIBOR can range from 30 days to one year.
     As of March 31, 2004, OMI had various interest rate swaps that fix notional amounts, aggregating $234.3 million (not including $57.8 million that is beginning in July 2004) of variable rate debt ranging from 2.07% to 4.86% (excluding margins) with maturity dates of the swaps ranging from June 2004 to February 2009.

     Cash used by financing activities was $18.6 million for the three months ended March 31, 2004, compared to cash provided by financing activities of $9.7 million for the three months ended March 31, 2003. During the first quarter of 2004, we made $70.5 million in principal payments ($6.3 million were scheduled payments and $64.2 million were unscheduled prepayments on the revolving lines of credit) and received $50.2 million in proceeds from the issuance of debt; $25.2 million for the purchase of a vessel and $25.0 million for working capital purposes. During April 2004, our $348 million revolver was reduced by an unscheduled payment of $25.0 million.

     As of March 31, 2004, the available debt undrawn under our two credit facilities was $283.7 million. Since we did not borrow all funds available under these two credit facilities, there are no quarterly future payments due in the next 12 months unless we draw up to the amount available. Our Current portion of long-term debt balance does not include, or are we required to include, a current amount payable relating to the $128.0 million outstanding balance of the two reducing revolving credit facilities, which can be redrawn in future periods. See “Contractual Obligations” table below for debt requirements in the next five years.

Unsecured Senior Notes and Subsidiary Guarantees:

     The Company issued $200.0 million of 7.625% Senior Notes (the "Notes") due December 1, 2013, in November 2003, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase of its stock. As of March 31, 2004, we were in compliance with all covenants.

Interest-Rate Swap

     We have interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of March 31, 2004, we had various interest rate swaps aggregating $292.1 million (which includes a notional amount of $57.8 million on an interest rate swap that commences in July 2004) on various debt tranches within a range of 2.07% to 4.86% expiring from June 2004 to February 2009. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of March 31, 2004, the Company has recorded a liability which is included in Other liabilities of $2.8 million related to the fair market value of these hedges and corresponding charges of $0.1 million in Other assets and deferred charges and $2.7 million to Other comprehensive income.

Contracted Time Charter Revenue

     The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of $1.5 million earned by one vessel currently during the first half of 2004 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our current contracted time charter revenue through 2008 and includes the three new five year time charters for the product carriers to be delivered in 2004 and 2005:

	2004		2005		2006		2007		2008

(In millions)
TC Revenue	$113.5		$69.0		$49.4		$33.5		$27.8

Number of Vessels (a)	18	(b)	13	(c)	7	(d)	7	(e)	5	(f)

(a)	Number of vessels at the end of each year.
(b)	24 vessels will operate on time charters during 2004 (including three vessels beginning time charters upon delivery); assuming no extensions, 6 vessels complete time charter contracts during the year.
(c)	20 vessels will operate on time charters during 2005 (including two vessels that will begin time charters upon delivery); assuming no extensions, 7 vessels complete time charters.
(d)	13 vessels will operate on time charters during 2006; assuming no extensions, 6 vessels complete time charters.
(e)	7 vessels will operate on time charters in 2007.
(f)	7 vessels will operate on time charters in 2008, 2 vessels complete time charters.

Capital Expenditures

2004 Drydocks

     OMI evaluates its vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. After inspecting and evaluating vessels we anticipated to be drydocked during 2004, we have reduced the number of vessels and associated off-hire days and costs to drydock for certain vessels. Currently, we anticipate drydocking up to eight vessels during 2004 for an estimated aggregate cost of $6.3 million, and the vessels could incur approximately 192 off-hire days.

The following is a breakdown of the estimated drydock cost (in thousands) for the second quarter and second half of 2004 with allocation of off-hire days by vessel type and charter type (spot or TC):

	Number of Days	Number of Days	Projected
	Second Qtr.-2004	Second Half-2004	Costs

Crude Fleet:
ULCC-spot	—	24	$1,500
Panamax-spot	24	—	900
Handysize-TC	24	24	1,200

Clean Fleet:
Products-spot	24	—	650
Products-TC	24	48	2,000

Total	96	96	$6,250

Capital Expenditures for Vessel Acquisitions

At March 31, 2004, OMI had commitments to construct seven vessels; six handysize and one handymax 1A ice class product carriers (including the vessel delivered in April 2004) with contract costs aggregating $206.4 million. As of March 31, 2004, payments of $37.5 million have been made to the shipyard of which, $17.8 million was paid in the first quarter. Bank financing or operating cash will provide most of the additional amounts to be paid. One vessel was delivered on April 19, 2004 and began a five year time charter; one will be delivered in August and one in November 2004. Three vessels will be delivered in 2005 and one in 2006. Three of the vessels will begin five year time charters upon delivery. Construction and delivery payments will aggregate approximately $168.9 million (before financing) as follows (in thousands):

Year	Payments

2004 (1)	$68,438
2005	80,456
2006	19,964

Total Remaining Payments	$168,858

(1) Including payment of $16.9 million made for the delivery of the GARONNE in April 2004.

     In December 2003, we obtained a five year $24.0 million term loan to partially finance the purchase a product carrier newbuilding, which was delivered in April 2004. There have been no amounts drawn on the loan as of March 31, 2004. The loan will be repaid in 20 quarterly installments of approximately $0.55 million plus a balloon payment of $13.55 million due with the last installment. The outstanding balance of the loan bears interest at LIBOR plus an applicable margin of 0.90% while the vessels have time charters.

     In May 2004, we have secured financing for six years on three vessels currently under construction for approximately $71.0 million. The margin on the loan will vary as to the status of the charter on the vessels.

     Our management believes that cash flow from operations, along with available borrowing capacity under our credit facilities ( see “Long-Term Debt Obligations and Credit Arrangements”), will be sufficient to meet capital requirements over the next twelve months.

Dividends

     OMI's board of directors declared a regular quarterly dividend of $0.05 per share. The current dividend of $4.1 million was paid on April 14, 2004 to shareholders of record at the close of business on March 22, 2004.

Treasury Stock

     During April 2004, OMI purchased 215,000 shares of its common stock in the open market aggregating $2.2 million.

Restricted Stock

     In 2003, the Stockholders’ approved the 2003 Stock Incentive Plan. This plan provides for the granting of options to officers, employees, consultants and Directors for restricted shares and stock options. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of stock may be awarded as restricted stock. We have not granted any stock options under this plan in 2003 or 2004. No additional restricted shares or options may be granted pursuant to any prior Company plan.

     In September 2003, we awarded and issued 498,314 shares of restricted stock to employees, executive officers and directors for a total value at the date of grant of approximately $3.4 million, which was recorded to Unearned compensation restricted stock. At March 31, 2004, 104,391 shares have been forfeited and are held by the Company as treasury stock. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five.

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

Other Commitments and Contingencies

     Please refer to the appropriate sections within the Liquidity and Capital Resource section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

Agreement with the Department of Justice

     OMI reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. Sentencing by the Judge originally scheduled for May 2004 has been rescheduled to July, 2004. If the presiding judge sentences us according to the agreement, we will pay a $4.2 million fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6.0 million was expensed in the fourth quarter of 2003. Any amounts received under insurance policies will be recognized when received.

     In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas. The Company is unable at this time to determine whether sentencing for the violation described in the paragraph above will be effected by the reported incident, whether there will be additional charges or whether additional costs and fines, if any, will be material.

Other

     OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management; the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Management accrues an estimate of expense for any matters that are considered probable of occurring based on the facts and circumstances.

Contractual Obligations

     The following table lists contractual obligations by required payment periods as of March 31, 2004:

Payments Due By Period
		Remainder
(in millions)	Total	of 2004	2005-2006	2007-2008	Thereafter

Contractual Obligations
Long –Term Debt	$544.6	$16.5	$41.5	$129.1	$357.5
Operating Leases (1)	85.3	14.8	38.7	18.5	13.3
Purchase Obligations (2)	168.9	68.4	100.5	—	—

(1)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to March 31, 2004, include leases for the chartering-in of two vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(2)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

Off-Balance-Sheet Arrangements

     As of March 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Letters of Credit - In the normal course of business, we issued a letter of credit for $1.6 million as collateral, as required by certain of our operations.

Effects of Inflation

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Newly Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board “FASB” released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to

clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We have a risk exposure to changing interest rates. At March 31, 2004, the floating rate debt was $344.6 million of the $544.6 million total debt, and we had interest rate swaps relating to the floating rate debt of $292.1 million (including $57.8 million on an interest rate swap that commences in July 2004). At December 31, 2003, the floating rate debt was $364.6 million, and we had interest rate swaps relating to the floating rate debt of $275.4 million (including $57.8 million on interest rate swaps that commences in 2004). Based on the floating rate debt at March 31, 2004, a one-percentage point increase in the floating interest rate would increase interest expense by $0.5 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $207.5 million as of March 31, 2004, and $201.3 million as of December 31, 2003, respectively. Based on the fixed rate debt at March 31, 2004, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would increase interest expense by $2.1 million per year.

     Our policy is to manage interest rate risk through the use of interest rate derivatives based upon market conditions. We use interest rate swaps to manage the impact of interest rate changes on borrowings under our variable rate credit facilities. The interest rate swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. We have entered into certain interest rate derivative transactions with certain financial institutions to manage the impact of interest rate changes on variable rate debt.

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

               None.

Item 5 - Other Information

               None.

Item 6 - Exhibit and Reports on Form 8-K

   a. Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending March 31, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending March 31, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

b. Reports on Form 8-K
•	On February 17, 2004, OMI filed a Form 8-K announcing its financial results for the fourth quarter of 2003.
•	On March 10, 2004, OMI filed a Form 8-K to comply with Regulation FD for text slides presented by the Company at an investor’s conference.
•	On March 11, 2004, OMI filed a Form 8-K to announcing that it has established a regular quarterly dividend, declaration of a dividend and earnings guidance for the first quarter of 2004.
•	On March 12, 2004, OMI filed a Form 8-K announcing it has ordered a 47,000 dwt ice class 1A product carrier.
•	On March 25, 2004, OMI filed a Form 8-K announcing a possible Marpol regulatory violation.

•	On March 26, 2004, OMI filed a Form 8-K to comply with Regulation FD for text slides presented by the Company at an investor’s conference.
•	On April 20, 2004, OMI filed a Form 8-K announcing its financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	May 10, 2004	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	May 10, 2004	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer