Form 10-Q
period 2004-06-30
OMI CORP/M I
filed 2004-08-09
CIK 1061571

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from ______________ to ______________

Commission File Number 001-14135

OMI CORPORATION

(Exact name of registrant as specified in its charter)

Marshall Islands	52-2098714

(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

One Station Place, Stamford, CT	06902

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 602-6700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicateby check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2004:

          Common Stock, par value $0.50 per share 93,594,135 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:     FINANCIAL INFORMATION

Item 1.   Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

Revenue	$97,934	$77,926	$224,572	$161,711

Operating Expenses:
Voyage expense	14,354	11,507	29,690	23,734
Vessel expense	14,552	13,373	28,500	28,079
Charter hire expense	11,883	5,799	27,420	11,038
Depreciation and amortization	12,124	12,335	25,487	24,434
General and administrative	4,534	3,993	8,917	8,527
(Gain) loss on disposal of assets	(360)	—	(360)	3,215

Total operating expenses	57,087	47,007	119,654	99,027

Operating Income	40,847	30,919	104,918	62,684

Other (Expense) Income:
Loss on investment	(3,098)	—	(3,098)	—
Interest expense	(7,578)	(5,572)	(15,397)	(11,702)
Interest income	141	93	298	186

Net Other Expense	(10,535)	(5,479)	(18,197)	(11,516)

Net Income	$30,312	$25,440	$86,721	$51,168

Basic Earnings Per Share	$0.38	0.33	$1.08	$0.67
Diluted Earnings Per Share	$0.38	0.33	$1.07	$0.66

Weighted Average Shares Outstanding:
Basic	80,372	76,846	80,649	76,841
Diluted	80,494	77,123	80,767	77,051

Cash Dividends Declared/Paid Per Share	$0.05	n/a	$0.10	n/a

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	JUNE 30, 2004	DECEMBER 31, 2003

ASSETS
Current Assets:
Cash, including cash equivalents:
2004-$249,270; 2003-$39,607	$256,201	$48,788
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $4,663 in 2004 and $1,926 in 2003	27,334	26,840
Other	6,088	8,900
Other prepaid expenses and current assets	11,076	10,266
Vessels held for sale	20,529	16,514

Total Current Assets	321,228	111,308

Vessels and other property, at cost	1,157,855	1,119,130
Construction in progress	32,732	31,584

Total vessels and other property	1,190,587	1,150,714
Less accumulated depreciation	(146,992)	(127,957)

Vessels and other property-net	1,043,595	1,022,757

Drydock costs-net of amortization	1,244	1,551
Other assets and deferred charges	19,559	18,204

Total Assets	$1,385,626	$1,153,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,590	$11,704
Accrued liabilities	17,236	19,709
Deferred charter hire revenue	9,657	6,202
Dividend payable	3,982	—
Charter hire payable	4,155	1,999
Deferred gain on sale of vessels	1,557	1,557
Current portion of long-term debt	24,919	21,369

Total Current Liabilities	78,096	62,540

Long-term debt	555,043	543,503
Other liabilities	3,002	4,926
Deferred gain on sale of vessels	4,309	5,087
Stockholders’ equity	745,176	537,764

Total Liabilities & Stockholders’ Equity	$1,385,626	$1,153,820

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(IN THOUSANDS)
(UNAUDITED)

			Capital Surplus	Retained Earnings	Unearned Compensation Restricted Stock	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehen- sive Income
	Common Stock
	Shares	Amount

Balance at January 1, 2004	80,658	$40,330	$340,866	$164,403	$(5,776)	$—	$(2,059)	$537,764

Comprehensive income:
Net income				86,721				86,721	$86,721
Derivative gain							3,155	3,155	3,155

Comprehensive income									$89,876

Dividends paid/declared				(8,033)				(8,033)
Issuance of common stock	12,204	6,102	132,438					138,540
Exercise of stock options	425	212	1,889					2,101
Treasury stock					431	(16,497)		(16,066)
Issuance of restricted stock awards	251	125	2,844		(2,969)			—
Amortization of restricted stock					994			994

Balance at June 30, 2004	93,538	$46,769	$478,037	$243,091	$(7,320)	$(16,497)	$1,096	$745,176

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003

CASH FLOWS PROVIDED BY(USED) IN OPERATING ACTIVITIES:
Net income	$86,721	$51,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,487	24,434
(Gain) loss on disposal of assets	(360)	3,215
Loss on investment	3,098	—
Amortization of deferred gain on sale of vessels	(778)	(778)
Amortization of debt issue costs	1,187	966
Amortization of restricted stock awards	994	519

Changes in assets and liabilities:
Decrease in receivables and other current assets	257	3,094
Increase in accounts payable and accrued liabilities	7,804	1,297
Decrease in other assets and deferred charges	81	22
Decrease in other liabilities	(72)	—
Other	(677)	(6)

Net cash provided by operating activities	123,742	83,931

CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES:
Additions to vessels and other property	(59,963)	(96,478)
Proceeds from disposition of vessels	11,618	9,555
Payments for drydocking	(538)	(745)
Payments for investment	(3,098)	—
Proceeds from disposition of joint venture	—	200
Escrow of funds	500	500
Proceeds from notes receivable	—	37

Net cash used in investing activities	(51,481)	(86,931)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:
Proceeds from issuance of debt	144,200	63,099
Payments on debt	(129,110)	(72,453)
Payments for debt issue costs	(707)	(3,845)
Proceeds from issuance of common stock	140,641	140
Payments of dividends	(4,051)	—
Payments for purchase of treasury stock	(15,821)	—

Net cash provided by (used) in financing activities	135,152	(13,059)

Net increase (decrease) in cash and cash equivalents	207,413	(16,059)
Cash and cash equivalents at beginning of year	48,788	40,890

Cash and cash equivalents at end of period	$256,201	$24,831

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

          OMI Corporation (“OMI” or the “Company”) is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands.  OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

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

          Revenue Recognition (Gemini Pool)—In December 2003, OMI began operating Gemini Tankers (“Gemini”), which is a wholly owned subsidiary of OMI. Gemini is a pool for double hulled Suezmax vessels.  As of June 30, 2004, there were 12 Suezmax vessels (10 from OMI and two from a European shipowner) operating in the pool.  The earnings of the pool are allocated to the pool members by an agreed upon formula.  The revenues and expenses (included primarily as charter hire expense) of Gemini are consolidated into OMI and are reflected in the results for the three and six months ended June 30, 2004.

          In the Gemini Pool, there is no ceiling or floor but there is a floor for a management fee and additional operating expenses for Gemini, which reduces the earnings available for distribution.

          Newly Issued Accounting Standards— In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, as amended, “Consolidation of Variable Interest Entities”, (“FIN 46R”).  FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s consolidated financial statements.

          Stock-Based Compensation— The Company currently sponsors stock option plans and restricted stock award plans. Prior to 2003, the Company accounted for these plans under the recognition and measurement provisions by using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations.

          OMI has adopted the fair value recognition provisions of  SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. As a result of this adoption, the Company records compensation expense for new options issued. No stock-based employee compensation expense for stock options was reflected in net income for the three and six months ended June 30, 2004 and 2003.   In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted during the six months ended June 30, 2004 or June 30, 2003.

          The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands, except per share amounts)	2004	2003	2004	2003

Net income as reported	$30,312	$25,440	$86,721	$51,168
Stock based compensation expense determined by using the fair value method (1)	—	64	—	94

Pro forma net income	$30,312	$25,376	$86,721	$51,074

Basic earnings per common share:
Net income per common share, as reported	$0.38	$0.33	$1.08	$0.67

Net income per common share, as Proforma	$0.38	$0.33	$1.08	$0.66

Diluted earnings per common share:
Net income per common share, as reported	$0.38	$0.33	$1.07	$0.66

Net income per common share, as Proforma	$0.38	$0.33	$1.07	$0.66

(1)      For the three and six months ended June 30, 2004, an immaterial number of options were unvested.

          The following table is a summary of the average fair values of options granted during the three and six months ended June 30, 2004 and 2003 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Expected volatility	66%	73%	66%	73%
Risk free interest rate	3.81%	2.42%	3.81%	2.42%
Dividend yield rate	1.68%	n/a	1.68%	n/a
Weighted average expected lives of Options	4.50	3.60	4.50	3.90

Restricted Stock

          The Company had granted an aggregate of 1,669,737 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The market value of the remaining restricted stock awarded at the dates of grant, and (net of 110,391 forfeited shares, which aggregated $676,000, which are included in treasury stock) totaled an aggregate of approximately $10,902,000. Restricted stock awards granted in July 2001, April 2002, September 2003, May 2004 and June 2004 were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the applicable vesting periods. During the three months ended June 30, 2004 and 2003, the Company recognized $513,000 and $260,000, respectively, and during the six months ended June 30, 2004 and 2003, the Company recognized $994,000 and $519,000, respectively, of compensation expense related to restricted stock.

Note 2 – Credit Facilities and Loan Agreements

As of June 30, 2004 the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a margin plus variable rates above the London Interbank Offering Rate (“LIBOR”) (1), (2)	$235,633
Reducing revolving facilities at a margin plus variable rates above LIBOR * (1), (2)	144,329
7.625% Unsecured Senior Notes due November 2013	200,000

Total	579,962

Less current portion of long-term debt:
Scheduled payments of debt	24,919

Long-term debt	$555,043

* As of June 30, 2004, the available debt undrawn under all credit facilities was $251,170,000. As of August 6, 2004, approximately $201,492,000 of undrawn debt is available.

(1)     Rates for the six months ended June 30, 2004 ranged from 1.97 percent to 3.63 percent (including margins). Rates for the six months ended June 30, 2003 ranged from 2.0625 percent to 4.8125 percent (including margins).

(2)     As of June 30, 2004, OMI had various interest rate swaps that fix notional amounts aggregating $82,278,000 (not including $83,040,000 that begins in July 2004) of variable rate debt ranging from 3.258 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2004 to February 2009.

Note 2 – Credit Facilities and Loan Agreements (continued)

          All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and the repurchasing of our stock. As of June 30, 2004, we were in compliance with all covenants.

2004 Financing Transactions

•	During April 2004, OMI drew $24,000,000 on a term loan for a delivered newbuilding product carrier (see Note 7).
•

During June 2004, the Company’s available amount under its $245 million facility was reduced by $6,578,000 as a result of the disposal of two vessels. In July the available amount was reduced by $2,615,000 for the disposal of another vessel (see Note 8).

•	The Company has secured financing for three vessels for approximately $70.8 million (to be delivered in November 2004, May 2005 and August 2005) currently under construction.
•	During February 2004, OMI drew $25,200,000 on a term loan for a delivered newbuilding product carrier (see Note 7).

          Financing Transactions Subsequent to the Second Quarter of 2004

•	During July 2004, OMI drew $25,200,000 on a term loan for a delivered newbuilding product carrier (see Note 7).
•

During July 2004, the Company obtained an unsecured $250 million bridge loan (“bridge loan”) to finance the initial payments for fourteen vessels (see Note 7) acquired in July and August. The bridge loan will be repaid with the proceeds from the long-term financing of the acquired vessels, and it matures on December 31, 2004. The outstanding balance of the loan bears interest at LIBOR plus a margin of one percent. During July 2004 and August 2004, we drew down $250,000,000 of this loan.

•	During July and August 2004, the Company’s $348 million revolver was reduced by unscheduled payments of $18,691,000.
•	During July and August 2004, the Company’s $245 million facility was reduced by unscheduled payments of $17,000,000.

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

          As of June 30, 2004, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis.  The swaps are designated and qualify as cash flow hedges.  These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

          OMI entered into interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of June 30, 2004, we had various interest rate swaps aggregating $165,318,000 (which includes notional amounts of $83,040,000 on two interest rate swaps that commenced in July 2004) on various debt tranches within a range of 2.90% to

Note 3 – Financial Instruments (continued)

4.86% expiring from October 2004 to July 2009.  The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods).  As of June 30, 2004, the Company has recorded a liability, which is included in Other liabilities in the Balance Sheet of $1,478,000 and an asset of $2,574,000 related to the fair market value of these hedges and a corresponding credit of $1,096,000 to Accumulated other comprehensive income.

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

          The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	80,372	76,846	80,649	76,841

Diluted earnings per share:
Weighted average common shares outstanding	80,372	76,846	80,649	76,841
Options	122	277	118	210

Weighted average common shares-diluted	80,494	77,123	80,767	77,051

Basic earnings per common share	$0.38	$0.33	$1.08	$0.67

Diluted earnings per common share	$0.38	$0.33	$1.07	$0.66

          For the three and six months ended June 30, 2003, the effect of the assumed conversion of the 7% convertible notes due 2004 was not included in the computation of diluted earnings per share because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 5 – Equity Transactions

          Issuance of Common Stock

          On June 29, 2004, OMI issued 12,204,000 shares of common stock pursuant to underwriting agreements for the offer and sale of common stock of the Company under the Company’s shelf Registration Statement on Form S-3, filed on May 13, 2003.

          The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and estimated offering expenses were approximately $138,540,000. All of the net proceeds were used as partial payment on the Athenian acquisition (which closed on July 8, 2004) for the purchase of vessels and vessels under construction (see Note 7).

Note 5 – Equity Transactions (continued)

          Treasury Stock

          During April and May 2004, OMI purchased 1,588,000 shares of its common stock in the open market aggregating $15,821,000.

          Cash dividends

          OMI’s board of directors declared a regular quarterly dividend of $0.05 per share.  The current cash dividend of $3,982,000 was paid on July 14, 2004 to shareholders based on the number of common shares outstanding of 79,636,000 (net of treasury shares) at the record date at the close of business on June 24, 2004. The first quarter cash dividend of $4,051,000 was paid on April 14, 2004.

Note 6 - Supplemental Cash Flow Information

          During the six months ended June 30, 2004 and 2003, cash paid for interest, net of amounts capitalized, totaled approximately $13,571,000 and $11,167,000, respectively.

Note 7 – Acquisitions

          On February 26, 2004, OMI took delivery of a new 37,000 dwt 1A ice-class1 product carrier, the LOIRE, which began a five year time charter upon delivery.  At June 30, 2004, the vessel had total capitalized costs of $29,210,000. The vessel was partially financed with a term loan in the amount of $25,200,000 (see Note 2).

          On April 20, 2004, OMI took delivery of its second 37,000 dwt 1A ice-class1 product carrier this year, the GARONNE, which began a five year time charter upon delivery.  At June 30, 2004, the vessel had total capitalized costs of $29,123,000. The vessel was partially financed with a term loan in the amount of $24,000,000 (see Note 2).

          On July 23, 2004, OMI took delivery of its third 37,000 dwt 1A ice-class1 product carrier this year, the SAONE, which began a five year time charter upon delivery.  At delivery in July, capitalized cost based on the shipyard contract aggregated approximately $28,140,000 after the final installment payment of $16,884,000 was made. The vessel was partially financed with a term loan in the amount of $25,200,000 (see Notes 2 and 10).

          On July 8, 2004, OMI entered into an agreement for the acquisition of four double hull Suezmax vessels (two built in 2003 and two in 2004), one product carrier built in July 2004 and seven product carriers under construction at the same shipyard from Athenian Sea Carriers, Ltd. (“Athenian”).  The total contract cost to be paid for the assets is $585,000,000.  During July we paid $98,393,000 to Athenian for the acquisition of seven product carriers under construction and $256,185,000 upon the delivery of three Suezmax vessels, one product carrier (which will continue a time charter until November 2004) and the deposit for one Suezmax vessel. In August 2004, OMI is expecting to pay $57,915,000 upon the delivery of the remaining Suezmax vessel, which is on time charter until November 2006. Approximately $172,507,000 is payable to the shipyard for the remaining product carriers between November of 2004 and June of 2006.

[1]   1A ice-class product carrier-refers to a vessel designed and built to be able to trade in areas in which ice is not greater than 80cm thick. This is the highest standard for vessels able to trade in ice bound waters.

Note 7 – Acquisitions (continued)

          During June 2004, OMI agreed with Arcadia Ship Management (“Arcadia”) to purchase two 2003 built double hull Suezmax vessels for an aggregate contract price of $141,200,000, $14,120,000 which was paid in July. Both of these vessels are scheduled for delivery in August 2004 when the remaining payments are due.

          The Athenian and Arcadia purchases were paid by proceeds from the issuance of common stock (see Note 5), draw downs from credit facilities, draw down on a bridge loan (see Note 2) and cash and cash equivalents.

Note 8 –Vessels Held for Sale and Vessels Disposed of

          As of June 30, 2004, one 1981 single hull Panamax vessel, NILE, with a net book value of $4,015,000 and one Ultra Large Crude Carrier (“ULCC”) with a net book value of $16,514,000 were classified as Vessels held for sale in the current asset section of the Condensed Consolidated Balance Sheets. During June, the Panamax vessel was contracted to be sold and was delivered in the third quarter of 2004.  The disposal will result in a gain on sale of approximately $737,000, which will be recorded upon delivery of the vessel in the third quarter of 2004.

          In May and June 2004, we sold two of our single hull Panamax vessels (VOLGA built in 1981 and ELBE built in 1984) one of which was previously classified as held for sale in the first quarter of 2004. The disposal resulted in a gain of $360,000 that was recorded to the Consolidated Statement of Income for the three and six months ended June 30, 2004.

          During July 2004, OMI contracted for sale its 1988 built single hull product carrier, ALMA, to be delivered later in the third quarter.  The disposal will result in a loss on sale of approximately $2,000,000, which will be recorded in the third quarter.

Note 9 - Loss on Investment

          The loss on investment of $3,098,000 for the three and six months ended June 30, 2004, was the amount written off relating to the termination of the stand still agreements in relation to the proposed stock-for-stock merger with Stelmar Shipping in June 2004.  During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

Note 10 - Financial Information Relating to Segments

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

          The following is a summary by major operating segments for the three and six months ended June 30, 2004 and June 30, 2003:

Note 10 - Financial Information Relating to Segments (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Crude Oil Fleet	$67,737	$45,059	$164,976	$96,015
Product Carrier Fleet	30,001	32,838	59,165	65,579

Subtotal	97,738	77,897	224,141	161,594
Other	196	29	431	117

Total	$97,934	$77,926	$224,572	$161,711

Time Charter Equivalent Revenue:(1)
Crude Oil Fleet	$53,919	$35,449	$136,217	$77,507
Product Carrier Fleet	29,465	30,931	58,234	60,353

Total	$83,384	$66,390	$194,451	$137,860

Net Income:
Crude Oil Fleet(2)	$27,517	$16,783	$77,294	$40,297
Product Carrier Fleet (3)	12,752	11,732	25,488	17,688

	40,269	28,515	102,782	57,985
General and administrative expense
Not allocated to vessels	(3,102)	(2,719)	(5,855)	(5,949)
Other	(6,855)	(356)	(10,206)	(868)

Total	$30,312	$25,440	$86,721	$51,168

(1)

The Company uses time charter equivalent (“TCE”) revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

          The following is a reconciliation of TCE revenue for the three months ended June 30, 2004:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$67,737	$30,001	$97,738
Voyage Expenses	13,818	536	14,354

TCE Revenue	$53,919	$29,465	$83,384

          The following is a reconciliation of TCE revenue for the three months ended June 30, 2003:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$45,059	$32,838	$77,897
Voyage Expenses	9,610	1,897	11,507

TCE Revenue	$35,449	$30,941	$66,390

          The following is a reconciliation of TCE revenue for the six months ended June 30, 2004:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$164,976	$59,165	$224,141
Voyage Expenses	28,759	931	29,690

TCE Revenue	$136,217	$58,234	$194,451

Note 10 - Financial Information Relating to Segments (continued)

The following is a reconciliation of TCE revenue for the six months ended June 30, 2003:

(in thousands)	Crude Oil Fleet	Product Carriers	Consolidated

Voyage and TC Revenues	$96,016	$65,578	$161,594
Voyage Expenses	18,509	5,225	23,734

TCE Revenue	$77,507	$60,353	$137,860

(2)	Net income includes Gain on disposal of assets of $360,000 for the three and six months ended June 30, 2004.
(3)	Net income includes Loss on disposal of assets of $3,215,000 for the six months ended June 30, 2003.

          During the three and six months ended June 30, 2004 and 2003, mortgage debt of OMI and its related interest expense has been allocated to the above segments based upon the value of the vessels collateralizing the debt.

Note 11 - Other Commitments and Contingencies

Contracts to Purchase Vessels

          At June 30, 2004, OMI had commitments to construct 13 vessels with contract costs aggregating $449,140,000; six vessels, five handysize and one handymax 1A ice-class product carriers (including the vessel delivered in July 2004, see Note 7) and seven handymax vessels with aggregate contract costs of $270,900,000 acquired from Athenian. As of June 30, 2004, payments of $31,894,000 have been made to the shipyard of which $17,748,000 was paid in the first half of 2004.  Bank financing or operating cash will provide most of the additional amounts to be paid.  One vessel was delivered in July 2004; one will be delivered in October and one in November 2004. Five vessels will be delivered in 2005 and five in 2006. Three of the vessels will begin five year time charters upon delivery. Future construction and delivery payments aggregate approximately $417,246,000 (before financing) as follows (in thousands):

Year	Payments

2004 (1),(2)	$176,920
2005	140,088
2006	100,238

Total Remaining Payments	$417,246

(1)	Includes payments of $93,393,000 made upon the closing on July 8, 2004 of the Athenian transaction for seven vessels under construction.
(2)	Includes payments of $16,884,000 made for the delivery of the SAONE in July 2004.

Note 11 - Other Commitments and Contingencies (continued)

          Agreement with the Department of Justice

          OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels.  The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management.  OMI was sentenced on August 6, 2004 according to the agreement and will pay a $4,200,000 fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in the fourth quarter of 2003.  Any amounts received under insurance policies will be recognized when received.

          In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas.  The Company conducted an investigation, which determined that no violations occurred and presented the report to the U.S. Department of Justice.  We do not anticipate any additional actions to be taken in this matter.

          Other

          Letters of Credit - In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.6 million as collateral, as required by certain of our operations.

          During August 2004, the Company terminated the Common Stock Purchase Agreement, dated as of November 13, 2003, between OMI and Acqua Wellington North American Equities Fund, Ltd.

          OMI and certain subsidiaries are defendants in various actions arising from shipping operations. Such actions are covered by insurance or, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. Management accrues an estimate of expense for any matters that are considered probable of occurring based on the facts and circumstances.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

          We own or charter-in a fleet of 40 vessels (not including three Suezmax vessels scheduled to be delivered in August) (see our Fleet section).  We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline and jet fuel) from refineries to distribution areas.

Financial Summary

          Our 2004 activities, primarily our vessel acquisitions and our chartering and operating of our vessels, have supported our business strategies and also enhanced our competitive strengths.  OMI’s net income for the first half of 2004 was at a record level in the Company’s history (the Company spun-off from a U.S. company, OMI Corp. in 1998) and exceeded aggregate annual income of the Company since 1998. Revenue of $97.9 million for the three months and $224.6 million for the six months ended June 30, 2004 increased $20.0 million or 26 percent in the second quarter and $62.9 million or 39 percent for the six months ended June 30, 2004 compared to revenue for the three months and six month periods in 2003. Average spot rates earned by our Suezmax fleet were 14 percent higher in the second quarter of 2004 as compared with the second quarter of 2003 and 27 percent higher in the first half of 2004 compared to the first half of 2003.

          Our Company benefited in the first half of 2004 from the strong tanker market resulting in higher earnings for the Suezmax fleet.  The average spot rates for our Suezmax fleet in the second quarter of 2004 proved to be the strongest second quarter rates for Suezmax vessels in OMI’s history. The second and third quarters are typically weaker quarters, in terms of demand and its effects on the average spot rates, because of seasonal declines as compared to the first and fourth quarters of the year.  Although the second quarter of 2004 average rates for Suezmax vessels were lower than our record high first quarter, they were stronger than anticipated. Our current indication of the third quarter is also stronger than the customary weaker third quarters, with the majority of the quarter’s operating days now chartered out at rates exceeding the previous second quarter 2004 and comparable third quarter of 2003. We attribute the strength in the current average rates that we are seeing to a continued robust demand growth and the accelerated scrapping of single hull vessels as a result of future regulations. Given these market fundamentals at this time, we expect average rates for our vessels operating in the spot market to be strong in 2004 and 2005 (see Market Overview).

          The following are several key drivers for our Revenues and Operating income including:

(1)	spot rates in the Suezmax tanker market,
(2)	number of revenue earning operating days from vessels and increases to the number of days from the addition of vessels to our fleet,
(3)	increased marketability of our vessels by the formation of strategic alliances and capitalizing on our experience and reputation in the industry, and
(4)	low costs from operating an efficient and young fleet of vessels.

          Due to our strong financial performance, we were able to continue to meet our goal of strengthening our Balance Sheet, and at the same time, we are continuing to grow by acquiring six Suezmax vessels and two product carriers in the third quarter of 2004 and we have committed to build twelve more product carriers that will be delivered in 2004, 2005 and 2006.

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
(3)	enter into strategic alliances and key geographic locations that provide us with market opportunities that maximize our vessel utilization and earnings and
(4)

blend long-term contract revenues at attractive rates and predictable profits with our ability to capture upside in stronger spot markets.  This strategy has been effective in strong and weak tanker markets, giving us comfort when we look at the vagaries of the shipping market.

          The spot market is volatile, but we have been successful in managing our business risk by operating approximately 69% of our aggregate deadweight (“dwt”), which are primarily our crude oil carriers, in the spot market giving us the ability to take advantage of high rates in strong markets while securing long-term contract revenue at attractive rates by time chartering our product carriers.  Currently, six of our 25 time charter contracts (not including two contracts for vessels under construction) have profit sharing arrangements (see Time Charter Equivalent Revenue section) that enable us to benefit from strong tanker markets while protecting our downside when tanker rates are weak by having a floor rate.

          The Company studies market indicators and trends when making decisions for managing  risk, such as:  world oil demand (increases / decreases in consumption of oil ), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings”).

          Recently issued regulations, (see Market Overview) that call for the phasing out of single hull vessels has positively impacted owners with modern fleets.  Because 95% of our fleet is double hulled (excluding the two vessels we plan to dispose of in 2004), we will benefit from the demand that was previously met by single hull vessels.

          Our current financial condition permitted us to establish a regular quarterly dividend. Our liquidity increased with unrestricted cash and amounts available under our lines of credit aggregating approximately $507 million at June 30, 2004, including the $138.5 million in net proceeds from the issuance of common stock (see Liquidity and Capital Resources section).  The following are several other significant items that have recently occurred:

Vessel Acquisitions
•

In June, OMI agreed to acquire seven vessels and seven vessels under construction, (the Athenian Sea Carriers Ltd (“Athenian”) and Arcadia Ship Management (“Arcadia”) transactions) which will increase the size of our fleet and reduce its average age from 6.0 [1] years at June 30, 2004 to 4.1 years by year-end 2004 (see Fleet Report and Capital Expenditures sections).

•	In February, April and July of 2004, OMI took delivery of three 37,000 dwt 1A ice-class product carriers, each of which began five year time charters with profit sharing upon delivery.
•	During March 2004, we contracted for a handymax 1A ice-class product carrier scheduled to be delivered in August 2005.

Dispositions of Single Hull Vessels
•	In May and June 2004, we sold two of our single hull Panamax vessels (VOLGA built in 1981 and ELBE built in 1984).
•

In June 2004, our remaining single hull Panamax vessel (NILE built in 1981) was contracted to be sold and was classified as held for sale at its book value at June 30, 2004.  The disposal will result in a gain on sale of approximately $0.7 million, which will be recorded upon delivery of the vessel in the third quarter of 2004.

•

During July 2004, OMI contracted for sale its 1988 built single hull product carrier, ALMA, to be delivered later in the third quarter.  The disposal will result in a loss on sale of approximately $2.0 million, which will be recorded in the third quarter of 2004.

Time charter Extensions and Operations
•	During the first half of 2004, three time charter contracts for product carriers expiring in 2004 were extended, one to 2005 and two to 2006.
•	We are expanding our chartering operations to include an office in London, which will begin operating in the third quarter.
•	During the third quarter of 2004, OMI appointed a Director of Environmental Compliance to oversee internal compliance with applicable environmental laws and regulations.
•

All of OMI’s vessels have an (“ISSC”) International Ship Security Certificate and are in compliance with the (“ISPS”) International Ship and Port Facility Security Code, which became effective July 1, 2004.  The ISPS came into existence after the September 11th attack in response to the need to have ships and ports more secure against terrorist attacks.

          In 2004, we plan to continue to capitalize on our strengths and build on our capabilities as a leading transporter of crude oil and refined petroleum products.  See “Liquidity and Capital Resources” section.

[1]           All averages referring to vessel age in this release are weighted averages based on deadweight tons (“dwt”) and are calculated as of June 30, 2004. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line. Unless otherwise indicated, when we refer to our fleet, we include two Suezmax tankers that we sold and subsequently “chartered-in” to our fleet under long-term time charters.

MARKET OVERVIEW

Suezmax Tanker Overview

          The strong tanker market continued in the second quarter of 2004, and the average TCE for Suezmax tankers in the West Africa to U.S. trade, though lower than the peak preceding quarter level, was substantially higher compared to the rate in the same quarter of last year, and the highest level for this period since at least 1990.  In addition, the average rate in the first half of 2004 was the highest level for this period since at least 1990.  The crude tanker market strength has been the result of higher world oil demand due to improving world economic activity especially in the U.S., China and South East Asia, a tight U.S. natural gas market, and the decline of the U.S. Dollar.  Furthermore, the tanker market is benefiting from a switch of combined carrier tonnage into the strong dry bulk sector, and more long-haul Middle East OPEC oil replacing the loss of Iraqi oil production through a pipeline to the Mediterranean and the persistent shortfall of oil production in Venezuela, notwithstanding an increase in the world tanker fleet.  Freight rates in the crude tanker market have continued to be strong thus far in the third quarter of 2004.

          The average OPEC oil production in the second quarter of 2004 totaled about 28.1 million barrels per day (“b/d”), an average increase of 1.5 million b/d compared to the same period last year.  Most of OPEC’s oil production growth came from the long-haul Middle East.  OPEC oil producers last February announced a reduction to their oil production quotes to 23.5 million b/d (excluding Iraq), beginning April 1, 2004.  However, OPEC decided in its early June 2004 meeting to increase its quota by 2.0 million b/d, up to 25.5 million b/d (excluding Iraq), beginning on July 1, 2004, and to implement an additional 0.5 million b/d on August 2004.  The OPEC quota increase was the result of tight oil markets and very high oil prices, relatively low oil inventories, and the expected strong world oil demand growth in the second half of the year.  Currently, OPEC oil production, including Iraq, is estimated at about 28.5 million b/d, well above its quota and 1.8 million b/d more than the year ago level, with most of the gain in the long-haul Middle East, affecting positively the oil tanker market.

Note: As at 6/30/04
Source: Industry Sources

          World oil demand in the second quarter of 2004, though lower than the preceding quarter due to seasonality, was substantially higher than the level prevailing in the same period of last year.  World oil demand is expected to be strong in the second half of 2004 due to increasing world economic activity, especially in the United States, Latin America, China and Southeast Asia, and the usual seasonal oil demand gains late in the year.

          Total commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of June 2004 were about 20 million barrels, or 1.0% lower than the year earlier level, and 3.0% below the average of the last five years.  At the same time, crude oil inventories were marginally higher and petroleum products inventories were 4.7% below the average of the last five years, respectively.  Oil inventories are expected to decrease in the second half of the year, and by year-end to be below the end 2003 level.

          The world tanker fleet totaled 298.4 million deadweight tons (“dwt”) at the end of the second quarter of 2004, an average increase of 9.2 million dwt or 3.2% from the year-end 2003 level.  The tanker orderbook totaled about 83.3 million dwt, or 27.9% of the existing fleet at the end of the second quarter of 2004.  Approximately 12.6 million dwt are for delivery in 2004, 30.9 million dwt in 2005, 21.7 million dwt in 2006 and most of the balance in 2007.  The tanker orderbook includes 80 Suezmaxes of about 12.6 million dwt or 32.2% of the existing internationally trading Suezmax tanker fleet.

          The accelerated phase-out of single-hull tankers due to new International Maritime Organization (“IMO”) and European Union (“EU”) regulations is expected to moderate the effect of the relatively large tanker orderbook.  At the end of June 2004, approximately 38.6 million dwt or 12.9% of the total tanker fleet was 20 or more years old, including 16.1 million dwt or 5.4% of the fleet which was 25 or more years old.  Furthermore, 16 Suezmaxes were 20 or more years old, including 7 which were 25 or more years old.

          Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 6.4 million dwt in the first half of 2004, including eight Suezmaxes and seven VLCCs.  Tanker deletions are likely to be high in the next few years given the age profile of the tanker fleet and stricter regulations.

          The EU adopted new tanker regulations which commenced on October 21, 2003.  In response to the EU regulations, the IMO adopted new strict tanker regulations which will commence on April 5, 2005.  These regulations primarily prevent single-hull tankers of 5,000 dwt and above from carrying heavy fuel oil from early April 2005, accelerate the phase-out of single-hull tankers to 2010, in line with EU rules, and force all single-hull tankers to comply with the Condition Assessment Scheme (“CAS”) from the age of 15 years, commencing in 2005.  Finally, tankers with only double sides or double bottoms will be allowed to operate beyond 2010, provided that these tankers were in service on July 1, 2001.  Such tankers will not be allowed to operate beyond the date on which they become 25 years of age after the date of delivery.

          At the end of the second quarter of 2004, there were about 109.4 million dwt of tankers or 36.7% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

          Freight rates in the product tanker market in the second quarter of 2004 continued at high levels, and the average spot TCE for handysize product tankers in the Caribbean, though lower than the peak preceding quarter level, was higher than last year.  In addition, the average rate in the first half of 2004 was the highest level for this period since at least 1990.  The product tanker market improvement was the result of increasing world economic activity especially in the U.S., China and Southeast Asia, a tight U.S. gas market and relatively low oil product inventories, notwithstanding a substantial increase of the world product tanker fleet.  Freight rates in the product tanker market have continued at high levels thus far in the third quarter of 2004.

          The world product tanker fleet totaled about 56.3 million dwt at the end of the second quarter of 2004, an average increase of about 6.4% from the year-end 2003 level.  The product tanker orderbook for delivery over the next few years totals about 23.8 million dwt, or about 42.3% of the existing product tanker fleet at the end of the second quarter of 2004.  Approximately 4.5 million dwt are for delivery in 2004, 8.9 million dwt in 2005, 6.8 million dwt in 2006 and most of the balance in 2007.  At the end of the second quarter of 2004, approximately 12.2 million dwt or 21.7 % of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of the second quarter of 2004 totaled about 9.7 million dwt or 29.3% of the existing handysize and handymax product tanker fleet.

          Total commercial inventories of oil products in the United States, Western Europe and Japan at the end of June 2004 were 44 million barrels or

3.3% lower than the same time a year ago, and 4.7% below the average of the last five years.  At the same time, gasoline inventories in these areas were about 3.0% and 5.3% below year ago and last five years average, respectively, and at the lowest level in the last fifteen years.

          The tanker market is expected to benefit from higher world oil demand due to improving world economic activity, especially in the U.S., Latin America, China and Southeast Asia, higher oil production by the long-haul Middle East OPEC members, relatively low oil inventories, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria and stricter tanker regulations by IMO and the European Union.

OMI’s Fleet

          OMI’s fleet currently comprises 40 vessels (excluding two Suezmax vessels in the Gemini pool owned by a pool member and the Panamax vessel sold in the third quarter) aggregating approximately 3.5 million dwt, consisting of 13 Suezmaxes (including two chartered-in vessels), two Panamax product carriers, 22 handysize and handymax product carriers, two handysize crude oil tankers and one ultra large crude carrier (“ULCC”).

	Number Of Vessels	Dwt

Crude Oil Fleet:
1998-2004 built Suezmax vessels (1)	13	2,063,276
1986 built ULCC (2)	1	322,466
1993 built handysize vessels	2	72,707

Total (3)	16	2,458,449

Product Carrier (“Clean”) Fleet:
1999-2004 built handysize vessels	13	474,300
2000-2003 built handymax vessels	7	328,786
1988-1991 built handysize vessels (4)	2	59,995
2003 built Panamax vessels	2	140,659

Total	24	1,003,740

Total Fleet (5)	40	3,462,189

Third Quarter Acquisitions:
2003 built Suezmax vessels (6)	3	489,699

Total Fleet with 3rd qtr. Acquisitions	43	3,951,888

(1)	Two Suezmax vessels are chartered-in; one charter expires June 2010 and the other charter expires December 2006.
(2)	Vessel is held for sale.
(3)	Excludes one Panamax vessel (NILE) contracted for sale at June 30, 2004, which was delivered in the third quarter of 2004.
(4)	One vessel was contracted for sale in July 2004.
(5)	86% of our vessels are double hulled (excluding the two single hulled vessels held for sale at June 30, 2004 95% of our vessels are double hulled).
(6)	Three vessels contracted for under the Athenian and Arcadia agreements are scheduled for delivery in August 2004.

Currently we have the following vessels under construction:

Name of Vessel	Type of Vessel	Date To Be Delivered	Hull (1)	Dwt	Charter Expiration

JEANETTE	Handymax	Oct-04	DH	47,000	SPOT
GANGES	Handysize	Nov-04	DH	37,000	SPOT
LAUREN	Handymax	Jan-05	DH	47,000	SPOT
BRAZOS	Handymax	Mar-05	DH	47,000	SPOT
FOX	Handysize	Jun-05	DH	37,000	Jun-10
THAMES	Handymax	Aug-05	DH	47,000	SPOT
TEVERE	Handysize	Aug-05	DH	37,000	Aug-10
WABASH	Handymax	Jan-06	DH	47,000	SPOT
KANSAS	Handymax	Mar-06	DH	47,000	SPOT
REPUBLICAN	Handysize	Apr-06	DH	47,000	SPOT
RHINE	Handysize	Apr-06	DH	37,000	SPOT
PLATTE	Handymax	Jun-05	DH	47,000	SPOT

Total				524,000

     (1)      DH-double-hulled

Critical Accounting Estimates

          There have been no significant changes to our critical accounting estimates during the three and six months ended June 30, 2004 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results

          OMI’s net income was $30.3 million or $0.38 basic and diluted earnings per share (“EPS”) for the second quarter of 2004 compared to net income of $25.4 million or $0.33 basic and diluted EPS for the second quarter of 2003. OMI’s net income was $86.7 million or $1.08 basic and $1.07 diluted earnings per share for the first half of 2004 compared to net income of $51.2 million or $0.67 basic and $0.66 diluted EPS for the first half of 2003.

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months ended June 30, 2003

          The following table summarizes our results of operations for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003:

(In thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited)	2004	2003	2004	2003

Voyage and time charter revenue	$97,738	$77,897	$224,141	$161,594
Voyage expenses	14,354	11,507	29,690	23,734

Time charter equivalent revenue	83,384	66,390	194,451	137,860
Other revenue	196	29	431	117
Vessel expenses	14,552	13,373	28,500	28,079
Charter hire expense	11,883	5,799	27,420	11,038
Depreciation and amortization	12,124	12,335	25,487	24,434
General and administrative expenses	4,534	3,993	8,917	8,527
(Gain) loss on disposal of assets	(360)	—	(360)	3,215

Operating income	40,847	30,919	104,918	62,684

Loss on investment	(3,098)	—	(3,098)	—
Interest expense	(7,578)	(5,572)	(15,397)	(11,702)
Interest income	141	93	298	186

Net income	$30,312	$25,440	$86,721	$51,168

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

          The Company earned TCE revenue of $83.4 million for the three months ended June 30, 2004 and $66.4 million for the three months ended June 30, 2003. During the second quarter of 2004, 37 percent or $31.1 million of our TCE revenue was earned by vessels operating on TC and 63 percent or $52.3 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market.  The TC revenue was $2.4 million higher for the three months ended June 30, 2004 compared to the respective 2003 period, primarily because of 284 additional operating days from four newbuildings that began TCs (two in 2004 and two in the second quarter of 2003). However, the percent of TCE revenue earned by vessels on TC to total TCE revenue declined in 2004 from 43 percent for the second quarter 2003 to 37 percent because the spot market was stronger in 2004.  There was an increase of 39 percent or $14.8 million in TCE revenue earned by vessels operating in the spot market during the three months ended June 30, 2004 compared to the comparable period in 2003.

          The Company earned TCE revenue of $194.5 million for the six months ended June 30, 2004 and $137.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, 31 percent or $60.9 million of our TCE revenue was earned by vessels operating on TC and 69 percent or $133.6 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market.  The TC revenue was $8.0 million higher for the six months ended June 30, 2004 compared to the respective 2003 period, primarily because of 632 additional operating days from six newbuildings that began TCs (two in 2004 and four in 2003). However, the percent of TCE revenue earned by vessels on TC to total TCE revenue declined in 2004 from 38 percent for the first half of 2003 to 31 percent because the spot market was stronger in 2004.  There was an increase of 57 percent or $48.6 million in TCE revenue earned by vessels operating in the spot market during the six months ended June 30, 2004 compared to the comparable period in 2003.

Our business strategy is to blend long-term contract revenue at attractive rates with the ability to capture additional earnings in strong spot markets with the Suezmax tanker fleet and certain of our product carriers with profit sharing arrangements (currently five of the product carriers are on time charters with profit sharing; there will be three more when certain vessels are delivered in 2004 and 2005). These profit sharing arrangements enable us to benefit from strong tanker markets while protecting our downside. All of our contracts that have profit sharing arrangements have a floor rate and profit sharing without a cap. Currently, 25 of our 40 vessels operate on time charters (including the two time charters on vessels acquired in July).  During 2004, contracts for three vessels expiring in

2004 were extended; two have been extended at a fixed rate plus profit sharing. Although most of our vessels operate on time charters, the majority of our tonnage (approximately 69 percent) operates in the spot market, giving us the ability to take advantage of high rates.

The following table compares TCE revenue earned by vessels on TC for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, in thousands of dollars and as a percent of Total TCE revenue in each of the 2004 and 2003 periods:

	For the Three Months Ended June 30			For the Six Months Ended June 30,
TCE Revenue for vessels on TC	2004	2003	Change	2004	2003	Change

Crude Oil Fleet	$2,987	$2,988	$(1)	$5,976	$5,878	$98
Product Carrier Fleet (1)	28,110	25,755	2,355	54,903	46,962	7,941

Total	$31,097	$28,743	$2,354	$60,879	$52,840	$8,039

% of TCE Revenue for vessels on TC to Total TCE Revenue	37%	43%		31%	38%

(1)      Increases in TCE revenue resulted from the delivery of five new vessels in 2003 and 2004.

          The following table compares TCE revenue earned by vessels on for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, in thousands of dollars and as a percent increase in spot revenue in 2004:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
TCE Revenue for vessels on Spot	2004	2003	Change	2004	2003	Change

Crude Oil Fleet (1)	$50,933	$32,342	$18,591	$130,241	$71,583	$58,658
Product Carrier Fleet (2)	1,354	5,185	(3,831)	3,331	13,390	(10,059)

Total	$52,287	$37,527	$14,760	$133,572	$84,973	$48,599

% increase in spot revenue in 2004			39%			57%

     (1)      Increases in 2004 resulted from additional operating days from vessels acquired, vessels operating in the Gemini pool and increased TCE spot rates.

     (2)      Decreases in 2004 resulted from the disposal of five vessels and the redelivery of a vessel chartered-in.

          TCE revenue increased during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily as a result of improvement in the market (see Market Overview and detailed fleet schedules) and additional operating days.

          There were additional operating days during 2004 as a result of vessels acquired:

•

Suezmax fleet on spot charters— acquired two second hand vessels in August 2003 increasing the fleet’s operating days by 182 in the second quarter and 364 days in the first half of 2004. Two vessels that began operating in the Gemini Suezmax tanker pool in December 2003 also increased the fleet’s operating days by 182 in the second quarter and 364 days in the first half of 2004.

•

Product carriers—acquired six newbuildings delivered in January, March, April and July 2003 and February and April 2004, which contributed an increase of 284 operating days for the second quarter of 2004 compared to the second quarter of 2003 and an increase of 632 operating days for the first half of 2004 compared to the first half of 2003.

          TCE revenue declined for product carriers operating on spot resulting from the disposal of five vessels, two in April, one in October and two in November 2003.

          Vessel Expense

          Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws, by charterers and our own standards.

          Vessel expense of $14.6 million for the three months ended June 30, 2004, increased $1.2 million from $13.4 million and vessel expense of $28.5 million increased minimally by $0.4 million from $28.1 million for the six months ended June 30, 2004 compared to the three and six month periods ended June 30, 2003.

          Vessel expenses increased $1.2 million for the three months and $0.4 million for the six months ended June 30, 2004 compared to the same periods in 2003, primarily as a result of vessels acquired offset by a reduction in vessel expenses for the disposal of the older single hull vessels, which had higher operating costs than the newbuildings acquired.

          Charter Hire Expense

          Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses.

          Charter hire expense increased $6.1 million for the three months and $16.4 million for the six months ended June 30, 2004 compared to the same periods in 2003, primarily for the charter hire expense for the two vessels that commenced operating in the Gemini Suezmax pool (see discussion below of the Gemini Pool).

          The Gemini Pool, Gemini Tankers (“Gemini”), which is a wholly owned subsidiary of OMI, began operating in December 2003. Gemini is a pool for double hulled Suezmax vessels.  As of June 30, 2004, there were 12 Suezmax vessels (10 from OMI and two from a European shipowner) operating in the pool. The three Suezmaxes that were acquired in July and two Suezmaxes that will be acquired in August will enter the pool within the next few months.  The earnings of the pool are allocated to the pool members by an agreed upon formula.  The revenues and expenses (included primarily as charter hire expense) of Gemini are consolidated into OMI and are reflected in the results for the three and six months ended June 30, 2004.

          As a result of increased average spot rates, additional vessels and pool members in Gemini for the three months ended June 30, 2004, Gemini TCE revenue increased by $20.2 million.  The increase in TCE revenue of approximately $5.1 million were due to the increase in average spot rates achieved by the pool, $7.1 million increase was attributable to the two Suezmax vessels acquired August 2003 and increase of $8.0 million was attributable to the additional days by the two vessels owned by the pool member and related charter hire expense increased by $8.0 million. In the first half of 2004, TCE revenue for Gemini increased by $55.7 million; approximately $17.9 million due to the increase in average spot rates achieved by the pool, $18.5 million increase was attributable to the two Suezmax vessels acquired August 2003 and increase of $19.3 million was attributable to the additional days by the two vessels owned by the pool member and related charter hire expense increased by $19.3 million.  Since Gemini did not commence until December 2003, there was no effect on the three or six months ended June 30, 2003.

          Depreciation and Amortization Expense

          Depreciation and amortization expense of $12.1 million for the three months ended June 30, 2004, decreased by $0.2 million compared to $12.3 million for the three months ended June 30, 2003. Depreciation and amortization expense of $25.5 million for the six months ended June 30, 2004, increased by $1.1 million compared to $24.4 million for the six months ended June 30, 2003. During the three months ended June 30, 2004, depreciation expense decreased due to the reduction in expense as a result of the disposal of five vessels in 2003 and one in 2004 and two vessels that were held for sale during the second quarter 2004. During the six months ended June 30, 2004, depreciation expense increased primarily because of the acquisition of vessels, which was partially offset by a reduction in depreciation expense as a result of the disposal of vessels in 2003 and 2004.

          (Gain) loss on disposal of assets

           The gain on disposal of $0.4 million for the three and six months ended June 30, 2004, resulted from the sale of two single hull vessels previously held for sale, a 1981 and 1984 built  product carrier.

          During the six months ended June 30, 2003 a loss of $3.2 million was recorded, which resulted from the sale of two single hull product carriers built in 1984.

          Loss on investment

          The loss on investment of $3.1 million for the three and six months ended June 30, 2004, was the amount written off relating to the termination of the stand still agreements in relation to the proposed stock-for-stock merger with Stelmar Shipping in June 2004.  During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

          Interest expense

          Interest expense during the three months ended June 30, 2004 of $7.6 million increased $2.0 million compared to the three months ended June 30, 2003 of $5.6 million. Interest expense during the six months ended June 30, 2004 of $15.4 million increased $3.7 million compared to the six months ended June 30, 2003 of $11.7 million.  Interest expense was higher during the three and six months ended June 30, 2004 for primarily two reasons, first, the increase in the average debt balance during the 2004 period as a result of additional financing for the acquisition of vessels and second, the increase in fixed rate debt from the 7.625 percent $200 million unsecured Senior Notes issued in November 2003 that replaced variable rate bank debt based on LIBOR plus a margin.

          The following table is a breakdown of Interest expense for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In millions	2004	2003	2004	2003

Interest before swap interest, capitalized interest & amortization of debt issue costs	$6.4	$4.2	$13.1	$9.3
Impact of swaps	1.0	1.2	2.0	2.2
Capitalized interest	(0.4)	(0.2)	(0.9)	(0.8)
Amortization of debt issue cost	0.6	0.4	1.2	1.0

Interest expense	$7.6	$5.6	$15.4	$11.7

Segment Information—Detailed Results of Operations

          OMI’s segment information is detailed by its two operating segments, its crude oil tankers and product carrier fleets. OMI also manages its performance by category in the tables that follow.

          The following discussion of Vessel Operating Income (defined as, TCE revenue less vessel expense, charter hire expense and depreciation and amortization) for our crude oil tanker fleet and our product carrier or clean fleet segments excludes (Gain) loss on disposal of assets and General and administrative expenses.

Crude Oil Tankers Results of Operations

          Vessel Operating Income increased $10.4 million for the three months and $37.4 million for the six months ended June 30, 2004 over the comparable three and six months ended June 30, 2003. The net increase in Vessel Operating Income during the 2004 period was primarily attributable to an increase in the Suezmax and ULCC TCE revenue resulting from improved spot rates in addition to increased earnings for the two Suezmaxes delivered in August 2003.

BREAKDOWN BY FLEET

(In thousands, except daily rates & expenses, number of vessels and operating days)	For The Three Ended Months June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003

CRUDE FLEET:
Suezmaxes:
TCE revenue	$46,082	$25,914	$114,096	$58,383
Vessel expense	3,962	3,014	7,755	5,786
Charter hire expense	11,882	4,546	27,420	8,951
Depreciation and amortization	4,439	3,309	8,871	6,571

Vessel Operating Income (1)	$25,799	$15,045	$70,050	$37,075

Average daily TCE (Spot)	$43,415	$38,053	$52,984	$41,732
Average daily vessel expense	$5,442	$5,520	$5,326	$5,328
Average number of OMI vessels for the period*(2)	10.0	8.0	10.0	8.0
Number of OMI TCE revenue days	879	688	1,789	1,406
Number of pool member TCE revenue days (3)	182	—	364	—

ULCC:
TCE revenue	$1,817	$686	$4,588	$2,050
Vessel expense	718	327	1,379	813
Depreciation and amortization (4)	—	504	—	1,006

Vessel Operating Income (Loss)	$1,099	$(145)	$3,209	$231

Average daily TCE	$19,968	$7,540	$25,210	$11,323
Average daily vessel expense	$7,890	$3,593	$7,577	$4,492
Average number of vessels for the period	1	1	1	2
Number of TCE revenue days	91	91	182	181

Panamaxes:
TCE revenue	$3,034	$5,742	$11,557	$11,150
Vessel expense	1,379	1,675	2,719	3,494
Depreciation and amortization (5)	418	1,449	2,426	2,869

Vessel Operating Income	$1,237	$2,618	$6,412	$4,787

Average daily TCE	$16,581	$23,199	$25,344	$21,545
Average daily vessel expense	$6,536	$6,136	$55,618	$6,435
Average number of vessels for the period (5)	2.3	3	2.7	3
Number of TCE revenue days	183	247	456	517

Handysize Crude Oil Carriers-on time charter:
TCE revenue	$2,987	$2,988	$5,976	$5,878
Vessel expense	695	461	1,316	1,078
Depreciation and amortization	714	714	1,428	1,428

Vessel Operating Income	$1,578	$1,813	$3,232	$3,372

Average daily TCE	$16,415	$16,420	$16,417	$16,218
Average daily vessel expense	$3,819	$2,533	$3,615	$2,978
Average number of vessels for the period	2	2	2	2
Number of TCE revenue days	182	182	364	362

Total Vessel Operating Income	$29,713	$19,331	$82,903	$45,465

Note:  Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.  Number of operating or TCE revenue days used to compute Average daily TCE is reduced only for the days the vessels are out of service due to drydock.

*	includes two vessels chartered -in during the periods shown.

(1)	Includes TCE revenue and expenses generated by the pool. The Suezmax pool began December 2003 and includes our 10 Suezmaxes and two Suezmaxes owned by another pool member.
(2)	In August 2003, two 2000 built Suezmax vessels were acquired.
(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.
(4)	Vessel is held for sale.
(5)	One vessel was held for sale at June 30, 2004, and will be delivered in the third quarter. Two vessels were sold in the second quarter of 2004.

Fluctuations in each of the crude oil tanker groups were as follows:

          Suezmaxes:  The increase in Vessel Operating Income of $10.7 million for the three months and $33.0 million for the six months ended June 30, 2004 over the comparable periods in 2003 were primarily attributable to the increases in TCE revenues of $20.2 million and $55.7 million for the three and six months, respectively, offset in part by increases in charter hire expense of $7.3 million and $18.5 million for the three and six months respectively, as a result of the increases primarily in the Gemini pool (see Gemini pool Section).  Vessel expenses increased $0.9 million and $2.0 million for the three and six months ended June 30, 2004 compared to the same periods in 2003. Depreciation and amortization expense increased $1.1 million and $2.3 million for the three and six months ended June 30, 2004 compared to the same periods in 2003. Increases in TCE revenue in this group was primarily the result of significant improvement in charter rates for our vessels which operate in the spot market (see Market Overview) coupled with 373 more operating days in the second quarter of 2004 and 747 more operating days in the first half of 2004 compared to the same 2003 periods resulting primarily from revenue earned by two Suezmax vessels acquired in August 2003 and two pool member vessels. Increases in vessel expense and depreciation expense were also primarily attributable to the two vessels acquired in 2003.

          ULCC: The increase in Vessel Operating Income of $1.2 million for the three months and $3.0 million for the six months ended June 30, 2004 over the comparable periods in 2003 were attributable to the increases in TCE revenues of $1.1 million for the three months and $2.5 million for the six months ending June 30, 2004, primarily resulting from higher revenue earned in the spot market in 2004 compared to revenue earned from a short-term time charter that terminated in May 2003. Vessel expense increased by $0.4 million for the three months and $0.6 million for the six months ending June 30, 2004, due to increased costs to operate this vessel. Depreciation and amortization decreased $0.5 million for the three months and $1.0 million for the six months ending June 30, 2004, because the vessel has been held for sale since year end 2003.

          Panamaxes: The decrease in Vessel Operating Income of $1.4 million for the three months ended June 30, 2004 over the comparable period in 2003 was the result of decreases in TCE revenues, vessel expenses and depreciation expense for two vessels held for sale during the second quarter and two vessels sold.  The remaining Panamax vessel was contracted to be sold in June 2004 and was delivered in the third quarter. The increase in Vessel operating income of $1.6 million during the six months ended June 30, 2004 was due to increased TCE revenue due to a significant improvement in charter rates, in addition to decreases in vessel expenses due to lower operating expenses for the two vessels held for sale and lower depreciation expense.

          Handysize Crude Oil Carriers-on Time Charter: Vessel Operating Income decreased by insignificant amounts resulting from increases in operating expenses in 2004 compared to the same period in 2003.

Product Carriers Results of Operations

          Vessel Operating Income decreased $0.3 million for the three months and increased $1.7 million for the six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.  Increases in Vessel Operating Income for the 2004 periods were attributable to the increases for six product carriers acquired in 2003 and 2004, and decreases were attributable to the five single hull product carriers that were disposed of in 2003.

BREAKDOWN BY FLEET

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(In thousands, except daily rates & expenses, number of operating days)	2004	2003	2004	2003

CLEAN FLEET:
Products-on spot:
TCE revenue	$1,354	$5,185	$3,331	$13,390
Vessel expenses	445	1,854	722	4,796
Charter hire expense	—	—	—	1,242
Depreciation and amortization	330	1,147	678	2,755

Vessel Operating Income	$579	$2,184	$1,931	$4,597

Average daily TCE	$14,880	$13,449	$18,301	$13,336
Average daily vessel expense	$4,890	$4,383	$3,967	$4,980

Average number of vessels for the period (1) *	1.0	4.0	1.0	5.8
Number of TCE revenue days	91	390	182	1,010

Products-on time charter:
TCE revenue (2)	$28,110	$25,755	$54,903	$46,962
Vessel expenses	7,472	6,175	14,855	12,291
Charter hire expense	—	1,253	—	1,253
Depreciation and amortization	6,132	5,116	11,899	9,615

Vessel Operating Income	$14,506	$13,211	$28,149	$23,803

Average daily TCE	$14,865	$15,159	$15,024	$15,159
Average daily vessel expense	$3,949	$3,840	$4,064	$4,086

Average number of vessels for the period (3)*	20.8	18.6	20.1	17.1
Number of TCE revenue days	1,891	1,695	3,654	3,005

Total Vessel Operating Income	$15,085	$15,395	$30,080	$28,400

Note:  Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.  Number of operating or TCE revenue days used to compute Average daily TCE is reduced only for the days the vessels are out of service due to drydock.

*	includes one chartered -in vessel in 2003. The vessel operated in the spot market March 2003 and then went on time charter. The vessel was redelivered in October 2003.

(1)	During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter.

(2)

During the second quarter ended 2004 OMI recognized profit sharing of approximately $1.1 million compared to $1.4 million for the second quarter ended 2003. During the six months ended June 30, 2004 OMI recognized profit sharing of approximately $2.6 million compared to $2.8 million for the six months ended June 30, 2003.

(3)

In February and April 2004, two handysize product carriers were acquired. In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired.

          Fluctuations in each of the product carrier groups were as follows:

          Products–on spot:  Decreases in Vessel operating income of $1.6 million for the three months and $2.7 million for the six months ended June 30, 2004 compared to the same periods in 2003 were attributable to the decreases in TCE revenues of $3.8 million and $10.1 million for the three and six months, in addition to, decreases in vessel expense of $1.4 million for the three months and $4.1 million for the six months, charter hire expense of $1.2 million in both periods and depreciation and amortization of $0.8 million for the three months and $2.1 million for the six months ended June 30, 2004 compared to the same periods in 2003. TCE revenue, vessel expenses and depreciation expenses were lower in the 2004 periods primarily from 299  and 828 fewer operating days for the three and six month periods, respectively, ending June 30, 2004 compared to the same periods in 2003, due primarily to the five single hull product carriers that were disposed of in 2003. Charter hire expense decreased for the chartered-in product carrier, which has been redelivered and operated in the spot market from January to April 2003.

          Products–on time charter: Increases in Vessel operating income of $1.3 million for the three months and $4.3 million for the six months ended June 30, 2004 compared to the same periods in 2003, were attributable to the increases for six product carriers acquired in 2003 and 2004. TCE revenue increased $2.4 million for the three months and $7.9 million for the six months primarily from 196 and 649 more operating days in the three and six month periods, respectively, resulting from two newbuildings delivered in February and April of 2004 and four newbuildings in January, March, April and July of 2003. Vessel expenses and depreciation expenses increased by $2.3 million for the three months and $4.8 million for the six months because of additional expenses relating to the acquisition of the six additional vessels in 2003 and 2004. Charter hire expense increased for the chartered-in product carrier, which has been redelivered and operated 0n time charter from to April to June 2003.

Liquidity and Capital Resources

          Cash Flows

          The following were the net changes in Operating, Investing and Financing Activities for the six months ended June 30, 2004 and June 30, 2003:

	For the Six Months Ended June 30,
(In millions)	2004	2003	Change

Condensed Cash Flows
Provided (used) by:
Operating Activities	$123.7	$83.9	$39.8
Investing Activities	(51.5)	(86.9)	35.4
Financing Activities	135.2	(13.1)	148.3

Net Increase (Decrease) in Cash and Cash Equivalents	207.4	(16.1)	223.5
Cash and Cash Equivalents at the
Beginning of the Year	48.8	40.9	7.9

Cash and Cash Equivalents at the End of the Period	$256.2	$24.8	$231.4

Working Capital

          The primary components of working capital are Cash and cash equivalents (“Cash”), Traffic receivables and Vessels held for sale.  We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $256.2 million at June 30, 2004 increased $207.4 million from $48.8 million at December 31, 2003.  Net cash provided by operating activities of $207.4 million for the six months ended June 30, 2004 increased $223.5 million compared to net cash used by operating activities of $16.1 million for the six months ended June 30, 2003 primarily from higher net earnings (see “Results of Operations”).  As of August 6, 2004, we have $201.5 million available in undrawn debt.  Our working capital increased by $194.4 million from December 31, 2003 to $243.1 million at June 30, 2004.

          At June 30, 2004, current assets increased $209.9 million from December 31, 2003, resulting primarily from increases in Cash of $207.4 million and Vessels held for sale of $4.0 million at June 30, 2004. At June 30, 2004, current liabilities increased $15.6 million from December 31, 2003, primarily because of increases in Account payable of $4.9 million, Deferred charter hire revenue of $3.5 million, Dividend payable of $4.0 million, Charter hire payable of $2.2 million and Current portion of long-term debt of $3.6 million (see “Long-Term Debt Obligations” below).  Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements in a particular period and are not necessarily comparable between periods.

          Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay a regular quarterly dividend to stockholders of our common stock.

          As of June 30, 2004, the Company has total projected capital expenditures of approximately $636.3 million (see Capital Expenditures section) for the remainder of 2004, which includes the delivery of six Suezmax vessels, one product carrier, delivery of three product carriers under construction, construction in progress installment payments and projected drydock expenditures.

          Vessels, Construction in Progress (“CIP”) and Other Property

          At June 30, 2004, Vessels, CIP and Other Property-net and Vessels held for sale aggregating $1,064.1 million increased a net of $24.9 million from $1,039.2 million at December 31, 2003.   Capital expenditures were primarily for the final payment for two newbuildings, and installment payments for four of the six vessels under construction.  These increases were offset by the disposal of two our Panamax vessels.

          Cash used by investing activities was $51.5 million for the six months ended June 30, 2004, compared to cash used by investing activities of $86.9 million for the six months ended June 30, 2003. During the 2004 period, $60.0 million was used for capital expenditures as follows:

•	$41.1 million was used for the purchase of two product carrier newbuildings delivered in February and April,

•	$17.8 million was paid for vessels under construction, and

•	$1.1 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

          During the 2004 period, $11.6 million was provided by cash proceeds from the sale of the two Panamax vessels.

          Long-Term Debt Obligations and Credit Arrangements

          As of June 30, 2004, long-term debt obligations increased $15.0 million to $580.0 million from $565.0 million at December 31, 2003. Long-term obligations as of June 30, 2004, consisted of the following:

•	Term loans under bank mortgage agreements at a margin plus variable rates (1) above the London Interbank Offering Rate (“LIBOR”) of $235.6 million;

•	Reducing revolving facilities at a margin plus variable rates(1) above LIBOR of $144.3 million; and

•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million.

(1)	The interest rates at June 30, 2004 ranged from 1.97 percent to 3.63 percent (including margins). Under our loan agreements, LIBOR can range from 30 days to one year.

          As of June 30, 2004, OMI had various interest rate swaps that fix notional amount aggregating $82.3 million (not including $83.0 million that begins in July 2004) of variable rate debt ranging from 3.258 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2004 to February 2009.

          Cash provided by financing activities was $135.2 million for the six months ended June 30, 2004, compared to cash used by financing activities of $13.1 million for the six months ended June 30, 2003. During the first half of 2004, we made $129.1 million in principal payments ($11.3 million were scheduled payments and $117.8 million were unscheduled prepayments on the revolving lines of credit) and received $144.2 million in proceeds from the issuance of debt; $49.2 million for the purchase of two vessels, $70.0 million for initial payments for the Athenian acquisition and $25.0 million for working capital purposes. We received proceeds of $140.6 million from issuance of 12,204,000 shares of common stock and the exercise of stock options.  The proceeds were also used for the payment of vessels for the Athenian acquisition.

          As of June 30, 2004, the available debt undrawn under our two credit facilities was $251.2 million. Since we did not borrow all funds available under these two credit facilities, there are no quarterly future payments due in the next 12 months unless we draw up to the amount available. Our Current portion of long-term debt balance does not include, or are we required to include, a current amount payable relating to the $144.3 million outstanding balance of the two reducing revolving credit facilities, which can be redrawn in future periods.

          Unsecured Senior Notes and Subsidiary Guarantees:

          In November 2003, the Company issued $200.0 million of 7.625% Senior Notes (the “Notes”) due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008.  The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004.  The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

          Restrictive Covenants

          All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase of its stock. As of June 30, 2004, we were in compliance with all covenants.

          Interest-Rate Swap

          We have interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of June 30, 2004, we had various interest rate swaps aggregating $165.3 million (which includes a notional amount of $83.0 million on an interest rate swap that commences in July 2004) on various debt tranches within a range of 2.90% to 4.86% expiring from October 2004 to July 2009. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of June 30, 2004, the Company has recorded a liability which is included in Other liabilities of $1.5 million related to the fair market value of these hedges and corresponding charges of $2.6 million in Other assets and deferred charges and $1.1 million to Other comprehensive income.

Contracted Time Charter Revenue

          The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of $2.6 million earned by two vessels currently during the first half of 2004 is included.  We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

The following table reflects our current contracted time charter revenue through 2008, including the two time charters on vessels to be acquired from the Athenian transaction in July and a one year extension (executed in June 2004) on a time charter originally expiring in December 2004.

(In millions)	2004		2005		2006		2007		2008

TC Revenue	$123.7		$81.7		$57.0		$33.5		$27.8

Number of Vessels(a)	20	(b)	14	(c)	7	(d)	7	(e)	5	(f)

(a)	Number of vessels at the end of each year.

(b)	26 vessels will operate on time charters during 2004 (including four vessels beginning time charters upon delivery); assuming no extensions, 6 vessels complete time charter contracts during the year.

(c)	22 vessels will operate on time charters during 2005 (including two vessels that will begin time charters upon delivery); assuming no extensions, 8 vessels complete time charters.

(d)	14 vessels will operate on time charters during 2006; assuming no extensions, 7 vessels complete time charters.

(e)	7 vessels will operate on time charters in 2007.

(f)	7 vessels will operate on time charters in 2008, 2 vessels complete time charters.

Capital Expenditures

2004 Drydocks

          OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. On a regular basis we have certain vessels inspected and evaluated in anticipation of a drydock during the year.  Currently, we anticipate drydocking six vessels during the second half of 2004 for an estimated aggregate cost of $4.1 million, and the vessels could incur approximately 135 off-hire days.

          The following is a breakdown of the estimated drydock cost (in thousands) for the second half of 2004 by quarter, with allocation of off-hire days by vessel type and charter type (spot or TC):

	Number of Days Second Qtr.-2004	Number of Days Second Half-2004	Projected Costs

Crude Fleet:
ULCC-spot	—	35	$1,500

Clean Fleet:
Products-TC	40	60	2,600

Total	40	95	$4,100

Capital Expenditures for Vessel Acquisitions

          During June 2004, OMI signed agreements with Athenian and Arcadia, which included the purchase of seven vessels and seven product carriers under construction.  Four vessels (three Suezmaxes and one product carrier) were   delivered in July and three Suezmax vessels are scheduled to be delivered in August. OMI will pay $455.3 million, in aggregate, in July and August for these two transactions upon the delivery of each vessel.  The payments for the construction contracts are discussed below.

          At June 30, 2004, OMI had commitments with a shipyard to construct six vessels; five handysize and one handymax 1A ice class product carriers (including the vessel to be delivered in July 2004) and a commitment with Athenian to purchase the construction contracts (from the same shipyard) for seven handysize product carriers with total contract costs for the 13 vessels aggregating $449.1 million. As of June 30, 2004, $31.9 million of payments has been made to the shipyard.  Upon the closing of the Athenian transaction in July, OMI paid Athenian $98.4 million for the seven construction contracts and will pay the remaining balance to the shipyard in accordance with the yard schedule of installment payments (see schedule below).   Cash, undrawn debt, bank financing and/or operating cash flow will provide most of the additional amounts to be paid.  We have also obtained an unsecured $250 million bridge loan to finance the initial payments and until we finalize long-term financing for the vessels.   One vessel, which we had contracted for in 2003, will be delivered on July 23, 2004, and two more will be delivered October and November of 2004. Five vessels will be delivered in 2005 and five in 2006. Three of the vessels will begin five year time charters upon delivery. As of June 30, 2004, future construction and delivery payments aggregate approximately $417.2 million (before financing) as follows (in thousands):

Year	Payments

2004 (1), (2)	$176,920
2005	140,088
2006	100,238

Total Remaining Payments	$417,246

(1) Includes payment of $98.4 million upon the closing on July 8, 2004 for the seven Athenian vessels under construction.
(2) Includes payment of $16.9 million in July 2004 for the delivery of the SAONE.

          During July and August 2004, the Company’s $348 million revolver was reduced by unscheduled payments of $18.7 million.

          During July and August 2004, the Company’s $245 million facility was reduced by unscheduled payments of $17.0 million.

          During July 2004, the Company obtained an unsecured $250 million bridge loan (“bridge loan”) to finance the initial payments for fourteen vessels acquired in July and August. The bridge loan will be repaid with the proceeds from the long-term financing of the acquired vessels, and it matures on December 31, 2004. The outstanding balance of the loan bears interest at LIBOR plus a margin of one percent. During July 2004 and August 2004, we drew down $250 million of this loan.

          In May 2004, we have secured financing for six years on three vessels currently under construction for approximately $71.0 million.  During July 2004, OMI drew $25.2 million on this term loan for the product carrier newbuilding delivered.

          Our management believes that cash flow from operations, along with available borrowing capacity under our credit facilities ( see “Long-Term Debt Obligations and Credit Arrangements”), will be sufficient to meet capital requirements over the next twelve months.

          Dividends

          OMI’s board of directors declared a regular quarterly dividend of $0.05 per share.  The current dividend of $4.0 million was paid on July 14, 2004 to shareholders of record at the close of business on June 24, 2004.

          Treasury Stock

          During April and May 2004, OMI purchased 1,588,000 shares of its common stock in the open market aggregating $15.8 million.

          Restricted Stock

          The Company had granted an aggregate of 1,669,737 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The market value of the remaining restricted stock awarded at the dates of grant, and (net of 110,391 forfeited shares, which aggregated $0.7 million, which are included in treasury stock) totaled an aggregate of approximately $10.9 million. Restricted stock awards granted in July 2001, April 2002, September 2003 and May and June 2004 and were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the applicable vesting periods.

          Other Commitments and Contingencies

          Please refer to the appropriate sections within the Liquidity and Capital Resource section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

          Agreement with the Department of Justice

          OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels.  The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management.  OMI was sentenced on August 6, 2004 according to the agreement and will pay a $4,200,000 fine and serve a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in the fourth quarter of 2003.  Any amounts received under insurance policies will be recognized when received.

          In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas.  The Company conducted an investigation, which determined that no violations occurred and presented the report to the U.S. Department of Justice.  We do not anticipate any additional actions to be taken in this matter.

          Other

          During August 2004, the Company terminated the Common Stock Purchase Agreement, dated as of November 13, 2003, between OMI and Acqua Wellington North American Equities Fund, Ltd.

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

          Contractual Obligations

          The following table lists contractual obligations by required payment periods as of June 30, 2004:

Payments Due By Period

(in millions)	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter

Contractual Obligations
Long –Term Debt	$580.0	$12.5	$45.8	$178.5	$343.2
Operating Leases (1)	79.2	9.6	37.8	18.5	13.3
Purchase Obligations (2)	872.5	632.2	240.3	—	—

(1)

Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to June 30, 2004, include leases for the chartering-in of two vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(2)

Purchase obligations relate to contracts to construct vessels and vessel deliveries in July and August from the Athenian and Arcadia acquisition contracts.  Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

          Off-Balance-Sheet Arrangements

          As of June 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

               Letters of Credit - In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.6 million as collateral, as required by certain of our operations.

               Effects of Inflation

          The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

          Newly Issued Accounting Standards

          In January 2003, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 46, as amended, “Consolidation of Variable Interest Entities”, (“FIN 46R”).  FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or “FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          We have a risk exposure to changing interest rates.  At June 30, 2004, the floating rate debt was $380.0 million of the $580.0 million total debt, and we had interest rate swaps relating to the floating rate debt of $165.3 million (including $83.0 million on an interest rate swap that commences in July 2004). At December 31, 2003, the floating rate debt was $364.6 million, and we had interest rate swaps relating to the floating rate debt of $275.4 million (including $57.8 million on interest rate swaps that commences in 2004). Based on the floating rate debt at June 30, 2004, a one-percentage point increase in the floating interest rate would increase interest expense by $3.8 million per year.

          The fair market value of the fixed rate debt on the balance sheet was $196.0 million as of June 30, 2004, and $201.3 million as of December 31, 2003, respectively. Based on the fixed rate debt at June 30, 2004, if interest rates were to increase (decrease) by one percent with all other variables remaining constant, the market value of the fixed rate debt would increase interest expense by $2.0 million per year.

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

PART II:  OTHER INFORMATION

Item 1 - Legal Proceedings

                              None.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          Stock Repurchases

          In 1998, the Board of Directors approved the purchasing of up to 10 percent of the outstanding shares of the Company’s common stock and did not impose an expiration date on such purchases. As of June 30, 2004, the Company has repurchased an aggregate of 3,665,000 shares, leaving 5,689,000 shares available for repurchase under this authority.

The following table shows the monthly 2004 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2004	215,000	$10.7	215,000	5,816,000
May 2004	1,373,000	$9.95	1,373,000	4,443,000

Total (1)	1,588,000	$9.96	1,588,000

March 2004	104,000	$6.10	n/a	n/a
April 2004	6,000	$6.60	n/a	n/a

Total (2)	110,000	$6.15	n/a	n/a

(1)

The increase in share repurchases in second quarter 2004 reflects the Company’s strong cash flow, which has been used for repayment of debt under revolving credit facilities. The Company’s current outstanding debt has favorable interest rates; accordingly, the Company is using cash generated from operations to enhance shareholder value by repurchasing shares of its common stock.

(2)	Increase in the number of shares repurchased resulted from forfeitures of restricted stock granted.

          Restricted Stock

               During the second quarter 2004, the Company issued 251,000 shares of its restricted stock to senior officers, an employee and directors valued at an aggregate of $2,969,000 pursuant to the Company’s 2003 Stock Incentive Plan.

          Offering and Sale of Common Stock

               On June 24, 2004, the Company entered into an underwriting agreement with Goldman, Sachs & Co., as representative of the underwriters, for the offering and sale of 9,000,000 shares of common stock of the Company under the Company’s shelf Registration Statement on Form S-3 (File No. 333-105195; the “Registration Statement”). On the same date, the Company entered into a separate underwriting agreement with Goldman, Sachs & Co., as representative of the underwriters, for the offering and sale of 2,000,000 shares of common stock of the Company under the Company’s Registration Statement. The sale of the common stock pursuant to the Underwriting Agreements closed on June 29, 2004. In connection with the offering of 9,000,000 shares, the Company granted the underwriters an option to purchase shares of its common stock based on the same terms and such option is exercisable within 30 days from June 24, 2004. During June 2004, the underwriters purchased 1,204,000 shares through exercise of such option.

               The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and estimated offering expenses were approximately $138,540,000. All of the net proceeds were used as partial payment on the Athenian acquisition (which closed on July 8, 2004) for the purchase of vessels and vessels under construction.

Item 3 - Defaults upon Senior Securities

                              None.

Item 4 – Submission of Matters to a Vote of Security Holders

               The 2004 annual meeting of stockholders of the Company was held on May 25, 2004. The following matters were voted upon at the meeting:

(i) Pursuant to OMI’s Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The two Class III directors below whose terms expired in 2004 were re-elected for new three year terms (expiring in 2007) at this Annual Meeting.

	Number of Votes For	Withheld

Michael Klebanoff	58,302,663	17,607,888
Donald Trauscht	75,100,407	810,144

               Directors whose terms continue include Messrs. Robert Bugbee, James N. Hood and Philip J. Shapiro, Class I directors whose terms expire in 2005 and Edward Spiegel, Craig H. Stevenson, Jr., and James D. Woods, Class II directors whose terms expire in 2006.

(ii) The Board of Directors appointed Deloitte & Touche LLP as auditors of OMI and various subsidiaries for the year 2004. Deloitte & Touche LLP were ratified as auditors for 2004.

Number of Votes For	Against	Withheld

75,518,428	309,823	82,299

Item 5 - Other Information

                         On August 8, 2004, one of our Class I directors, Edward Spiegel, whose term expires in 2005, died. At this time OMI has not made a determination if Mr. Spiegel’s remaining term will be vacant or will be filled with an appointed director at a future date.

Item 6 - Exhibit and Reports on Form 8-K

     a.          Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the
Chief Executive Officer on Form 10-Q
for the period ending June 30, 2004
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the
Chief Financial Officer on Form 10-Q
for the period ending June 30, 2004
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

b.     Reports on Form 8-K

     The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered by this report:

•	On April 21, 2004, OMI filed a Form 8-K, (Items 7 & 12) announcing its financial results for the first quarter of 2004.

•	On May 12, 2004, OMI filed a Form 8-K, (Items 5 & 7) announcing its purchase of shares under an authorized repurchase plan, of its common stock in the open market.

•	On June 4, 2004, OMI filed a Form 8-K, (Items 5 & 7) with press release announcing a dividend to shareholders of record on June 24, 2004 of $0.05 per share.

•

On June 25, 2004, OMI filed a Form 8-K, (Items 5 & 9) announcing  that it had reached an agreement in principle to acquire four Suezmax vessels (built in 2003 and 2004) and eight product carriers under construction at Hyundai Mipo Shipyard from Athenian Sea Carriers, Ltd., Athens Greece.

•

On June 28, 2004, OMI filed a Form 8-K, (Items 5 & 7) announcing that the Company entered into underwriting agreements for the offering and sale of an aggregate of 12,204,000 shares of common stock (OMI also granted the underwriters an option to purchase shares of its common stock) of the Company under the Company’s shelf Registration Statement on Form S-3 (File No. 333-105195; the “Registration Statement”).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	August 9, 2004	By:	/s/ CRAIG H. STEVENSON, Jr.

Craig H. Stevenson, Jr. Chairman of the Board and Chief Executive Officer

Date:	August 9, 2004	By:	/s/ KATHLEEN C. HAINES

Kathleen C. Haines Senior Vice President, Chief Financial Officer and Treasurer