Form 10-Q
period 2004-09-30
OMI CORP/M I
filed 2004-11-09
CIK 1061571

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
 OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from ______________________________ to __________________________________

Commission File Number

001-14135
___________________

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

YES (X)       NO (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES (X)       NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2004 :

Common Stock, par value $0.50 per share 90,529,344 shares

OMI CORPORATION AND SUBSIDIARIES

INDEX

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Statements of
	Income (unaudited) for the three and nine months
	ended September 30, 2004 and 2003	3

	Condensed Consolidated Balance Sheets-(unaudited)
	September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statement of Comprehensive
	Income and Changes in Stockholders' Equity
	(unaudited) for the nine months ended September 30, 2004	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the nine months ended September 30, 2004 and 2003	6

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risks	46

Item 4.	Controls and Procedures	47

PART II:	OTHER INFORMATION	48

Item 1 - Legal Proceedings		48

Item 2 - Changes in Securities and Use of Proceeds		48

Item 3 - Defaults upon Senior Securities		49

Item 4 - Submission of Matters to a Vote of Security Holders		49

Item 5 - Other Information		49

Item 6 - Exhibits		49

SIGNATURES		51

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2004	2003	2004	2003

Revenue	$127,728	$72,204	$352,300	$233,915

Operating Expenses:
Voyage expense	19,400	12,368	49,090	36,102
Vessel expense	15,523	14,345	44,023	42,424
Charter hire expense	12,620	5,335	40,040	16,373
Depreciation and amortization	14,226	13,524	39,713	37,958
General and administrative	5,891	3,387	14,808	11,914
Loss on disposal of vessels-net	1,060	7,558	700	10,773

Total operating expenses	68,720	56,517	188,374	155,544

Operating Income	59,008	15,687	163,926	78,371

Other (Expense) Income:
Gain (loss) on investments	—	618	(3,098)	618
Interest expense	(8,857)	(5,613)	(24,254)	(17,315)
Interest income	313	80	611	266

Net Other Expense	(8,544)	(4,915)	(26,741)	(16,431)

Net Income	$50,464	$10,772	$137,185	$61,940

Basic Earnings Per Share	$0.55	0.14	$1.63	$0.80

Diluted Earnings Per Share	$0.55	0.14	$1.62	$0.80

Weighted Average Shares
Outstanding:
Basic	91,884	78,151	84,388	77,274
Diluted	91,997	78,445	84,513	77,535

Cash Dividends Declared Per Share	$0.05	n/a	$0.15	n/a

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2004	2003

ASSETS
Current Assets:
Cash, including cash equivalents:
2004-$31,442; 2003-$39,607	$42,125	$48,788

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $3,824 in 2004 and
$1,926 in 2003	40,787	26,840
Other	3,680	8,900
Other prepaid expenses and current assets	13,180	10,266
Vessels held for sale	16,514	16,514

Total Current Assets	116,286	111,308

Vessels and other property, at cost	1,555,523	1,119,130
Construction in progress	131,121	31,584

Total vessels and other property	1,686,644	1,150,714
Less accumulated depreciation	(146,337)	(127,957)

Vessels and other property-net	1,540,307	1,022,757

Drydock costs-net of amortization	3,056	1,551
Non current restricted cash	7,683	2,000
Other assets and deferred charges	19,792	16,204

Total Assets	$1,687,124	$1,153,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,306	$11,704
Accrued liabilities	20,215	19,709
Deferred charter hire revenue	5,607	6,202
Dividend payable	4,595	—
Charter hire payable	3,757	1,999
Deferred gain on sale of vessels	1,557	1,557
Bridge loan	250,000	—
Current portion of long-term debt	25,242	21,369

Total Current Liabilities	328,279	62,540

Long-term debt	562,334	543,503
Other liabilities	3,117	4,926
Deferred gain on sale of vessels	3,919	5,087
Stockholders’ equity	789,475	537,764

Total Liabilities & Stockholders’ Equity	$1,687,124	$1,153,820

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN THOUSANDS)
(UNAUDITED)

					Unearned		Accumulated
					Compensation		Other	Total
	Common Stock		Capital	Retained	Restricted	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	Stock	(Loss) Income	Equity	Income

Balance at January 1, 2004	80,658	$40,330	$340,866	$164,403	$(5,776)	$—	$(2,059)	$537,764

Comprehensive income:
Net income				137,185				137,185	$137,185
Derivative gain							1,415	1,415	1,415

Comprehensive income									$138,600

Dividends declared				(12,628)				(12,628)
Issuance of common stock	12,204	6,102	131,593					137,695
Exercise of stock options	481	240	2,194					2,434
Acquisition of treasury
stock					431	(16,497)		(16,066)
Retirement of treasury
stock	(1,698)	(849)	(15,648)			16,497		—
Issuance of restricted stock
awards	251	125	2,844		(2,969)			—
Amortization of restricted stock					1,676			1,676

Balance at September 30,
2004	91,896	$45,948	$461,849	$288,960	$(6,638)	$—	$(644)	$789,475

See notes to condensed consolidated financial statements.

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE
	MONTHS ENDED
	SEPTEMBER 30,
	2004	2003

CASH FLOWS PROVIDED BY(USED) IN OPERATING ACTIVITIES:
Net income	$137,185	$61,940
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39,713	37,958
Loss on disposal of assets	700	10,773
Loss (gain) on disposal of investments	3,098	(618)
Amortization of deferred gain on sale of vessels	(1,168)	(1,168)
Amortization of debt issue costs	2,140	1,430
Amortization of restricted stock awards	1,676	808

Changes in assets and liabilities:
Increase in receivables and other current assets	(12,890)	(4,336)
Increase in accounts payable and accrued
liabilities	6,851	6,369
(Increase)decrease in other assets and deferred
charges	(6,356)	27
Decrease in other liabilities	(77)	—
Other	(668)	(5)

Net cash provided by operating activities	170,204	113,178

CASH FLOWS PROVIDED BY (USED) IN INVESTING ACTIVITIES:
Additions to vessels and other property	(585,211)	(205,274)
Proceeds from disposition of vessels	26,139	9,555
Payments for drydocking	(3,015)	(1,350)
Investment in Stelmar	(3,098)	—
Proceeds from disposition of joint venture	—	686
Escrow of funds	752	750
Proceeds from notes receivable	—	37

Net cash used in investing activities	(564,433)	(195,596)

CASH FLOWS PROVIDED BY (USED) IN FINANCING ACTIVITIES:
Proceeds from issuance of debt	461,709	172,274
Payments on debt	(189,005)	(107,811)
Payments for debt issue costs	(1,413)	(4,472)
Proceeds from issuance of common stock	140,129	2,421
Payments of dividends	(8,033)	—
Payments for purchase of treasury stock	(15,821)	—

Net cash provided by financing activities	387,566	62,412

Net decrease in cash and cash equivalents	(6,663)	(20,006)
Cash and cash equivalents at beginning of year	48,788	40,890

Cash and cash equivalents at end of period	$42,125	$20,884

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a bulk shipping company incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

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

     Revenue Recognition (Gemini Pool)—In December 2003, OMI began operating Gemini Tankers ("Gemini"), which is a wholly owned subsidiary of OMI. Gemini is a pool for double hulled Suezmax vessels. Currently, there are 12 Suezmax vessels (10 from OMI and two from a European shipowner) operating in the pool. Our five Suezmax vessels that were acquired in the third quarter of 2004 will enter the pool in the fourth quarter of 2004. The earnings of the pool are allocated to the pool members using an agreed upon formula. The revenues and expenses (included primarily as charter hire expense) of Gemini are reflected on a gross basis in the results for the three and nine months ended September 30, 2004. Since Gemini did not commence until December 2003, there was no effect on the first nine months of 2003.

     In the Gemini Pool, there is no limit on the amount the vessels can earn, but there are expenses (management fees), which reduce the earnings available for distribution.

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

     OMI has adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. As a result of this adoption, the Company records compensation expense for new options issued. No stock-based employee compensation expense for stock options was reflected in net income for the three and nine months ended September 30, 2004 and 2003. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted during the nine months ended September 30, 2004 or September 30, 2003.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three and nine months ended September 30, 2004 and 2003.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(in thousands, except per share
amounts)	2004	2003	2004	2003

Net income as reported	$50,464	$10,772	$137,185	$61,940
Stock based compensation expense
determined by using the fair
value method (1)	—	23	—	117

Pro forma net income	$50,464	$10,749	$137,185	$61,823

Basic earnings per common share:
Net income per common share, as
reported	$0.55	$0.14	$1.63	$0.80

Net income per common share, as
Proforma	$0.55	$0.14	$1.63	$0.80

Diluted earnings per common share:
Net income per common share, as
reported	$0.55	$0.14	$1.62	$0.80

Net income per common share, as
Proforma	$0.55	$0.14	$1.62	$0.80

(1) For the three and nine months ended September 30, 2004, an immaterial number of options were unvested.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003: no dividend yield; expected volatility of 73%; risk-free interest rate of 2.82%; and the weighted average expected lives of options for the three and nine months ended September 30, 2003 was 3.6 years and 3.9 years, respectively.

Restricted Stock

     The Company had granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The Company awarded restricted stock of 900,000 shares (of which, 75,000 shares were forfeited in 2004) in July 2001, 20,000 in April 2002, 498,314 in September 2003, 21,000 in May 2004 and 230,423 (of which 35,391 shares were forfeited in 2004) in June 2004, which were recorded as unearned compensation as a separate component of stockholders’ equity. The weighted-average grant date fair value of such shares was $5.69 in July 2001, $4.00 in April 2002, $6.84 in September 2003, $10.46 in May 2004 and $11.93 in June 2004. During July 2004, restrictions expired on 225,000 shares of the July 2001 award and the shares were delivered to directors and officers. The Company is amortizing unearned compensation over the applicable vesting periods. During the three months ended September 30, 2004 and 2003, the Company recognized $682,000 and $289,000, respectively, and during the nine months ended September 30, 2004 and 2003, the Company recognized $1,676,000 and $808,000, respectively, of compensation expense related to restricted stock.

Note 2 – Credit Facilities and Loan Agreements

As of September 30, 2004, the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a margin
plus variable rates above the London Interbank Offering Rate (“LIBOR”) (1), (2)	$253,938
Reducing revolving facilities at a margin plus variable rates above LIBOR * (1), (2)	133,638
Bridge loan facility at a margin plus variable rates above LIBOR (1)	250,000
7.625% Unsecured Senior Notes due November 2013	200,000

Total	837,576
Less current debt:
Bridge loan	250,000
Scheduled payments of debt	25,242

Long-term debt	$562,334

*	As of September 30, 2004, the available debt undrawn under all credit facilities was $246,057,000. As of November 5, 2004, approximately $226,292,000 of undrawn debt is available.

(1) Rates for the nine months ended September 30, 2004 ranged from 1.97 percent to 3.625 percent (including margins). Rates for the nine months ended September 30, 2003 ranged from 1.9934 percent to 4.8125 percent (including margins).

(2) As of September 30, 2004, OMI had various interest rate swaps that fix notional amounts aggregating $158,643,000 of variable rate debt ranging from 2.9 percent to

Note 2 – Credit Facilities and Loan Agreements (continued)

4.86 percent (excluding margins) with maturity dates ranging from October 2004 to July 2009.

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and the repurchasing of our stock. As of September 30, 2004, we were in compliance with all covenants.

2004 Financing Transactions

Financing for 2004 Acquisitions (see Note 7)

  During July 2004, OMI drew $25,200,000 under a term loan for the delivery of a newbuilding product carrier.
  During July 2004, the Company obtained an unsecured $250 million bridge loan (“bridge loan”), as amended, to finance the initial payments for fourteen vessels acquired in July and August. The bridge loan will be repaid with the proceeds from the long-term financing of the acquired vessels, and it matures on November 29, 2004. The outstanding balance of the loan bears interest at LIBOR plus a margin of one percent. During July 2004 and August 2004, we drew down the entire amount of this loan. In November 2004, we obtained commitments to refinance the $250 million bridge loan on a long-term basis.
  During April 2004, OMI drew $24,000,000 on a term loan for a delivered newbuilding product carrier.
  During February 2004, OMI drew $25,200,000 on a term loan for a delivered newbuilding product carrier.

Financing Transactions for Vessels disposed of (see Note 8)

  The Company’s available amount under its $245 million facility was reduced during 2004 as the result of the disposal of vessels as follows: in June by $6,578,000 as a result of the disposal of two vessels, in July by $2,615,000 for the disposal of one vessel, in August by $3,988,000 for the disposal on one vessel and in October by $9,764,000 as a result of the pending disposal of another vessel in the fourth quarter of 2004.

Financing Arranged for Certain Vessels Under Construction

  The Company has secured financing for three vessels under construction of approximately $66.4 million at September 30, 2004. In November, OMI drew down $20,482,000 for one vessel delivered October 29, 2004. The remaining vessels will be delivered in May and August of 2005.

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

     As of September 30, 2004, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     OMI entered into interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of September 30, 2004, we had various interest rate swaps aggregating $158,643,000 on various debt tranches within a range of 2.9% to 4.86% expiring from October 2004 to July 2009.

      The Company will pay fixed-rate interest amounts and will receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). As of September 30, 2004, the Company has recorded a liability, which is included in Other liabilities in the Balance Sheet of $1,598,000 and an asset of $954,000 related to the fair market value of these hedges and a corresponding unrealized net loss of $644,000 to Accumulated other comprehensive income (loss).

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

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Basic earnings per share:
Weighted average common shares outstanding	91,884	78,151	84,388	77,274

Diluted earnings per share:
Weighted average common shares outstanding	91,884	78,151	84,388	77,274
Options	113	294	125	261

Weighted average common shares-diluted	91,997	78,445	84,513	77,535

Basic earnings per common share	$0.55	$0.14	$1.63	$0.80

Diluted earnings per common share	$0.55	$0.14	$1.62	$0.80

For the three and nine months ended September 30, 2003, the effect of the assumed conversion of the 7% convertible notes due March 2004 was not included in the computation of diluted earnings per share because the average price of OMI’s stock was less than the stock conversion price of $7.375.

Note 5 – Equity Transactions

     Issuance of Common Stock

     On June 29, 2004, OMI issued 12,204,000 shares of common stock pursuant to underwriting agreements for the offer and sale of common stock of the Company under the Company's shelf Registration Statement on Form S-3, filed on May 13, 2003.

      The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and offering expenses were approximately $137,695,000. All of the net proceeds were used as partial payment on the Athenian acquisition in July 2004 for the purchase of vessels and vessels under construction (see Note 7).

     Acquisition and Retirement of Treasury Stock

     During April and May 2004, OMI purchased 1,588,000 shares of its common stock in the open market aggregating $15,821,000.

      During September 2004, the Board of Directors retired 1,698,000 shares of common stock (consisting of 1,588,000 shares acquired in 2004 and 110,000 of forfeited restricted stock) and resolved to retire future repurchases of common stock under the current program simultaneously upon acquisition.

      During October and November 2004, OMI purchased 1,357,000 shares of its common stock, in the open market for retirement, aggregating $23,309,000.

     Cash dividends

     OMI's board of directors declared a regular quarterly dividend of $0.05 per share. The current cash dividend of $4,595,000 was paid on October 13, 2004 to shareholders at the record date at the close of business on September 23, 2004. The second quarter cash dividend of $3,982,000 was paid on July 14, 2004. The first quarter cash dividend of $4,051,000 was paid on April 14, 2004.

Note 6 - Supplemental Cash Flow Information

     During the nine months ended September 30, 2004 and 2003, cash paid for interest, net of amounts capitalized, totaled approximately $16,080,000 and $16,131,000, respectively.

     During August 2003, OMI issued two million shares of OMI common stock at $6.00 per share as partial payment on two 2000 built Suezmax tankers.

Note 7 – Acquisitions

     The following table summarizes the acquisitions of vessels during the nine months ended September 30, 2004:

		Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost (1)

LOIRE(2), (3)	February 2004	2004	Handysize	$29,253
GARONNE(2), (4)	April 2004	2004	Handysize	29,229
SAONE(2), (3)	July 2004	2004	Handysize	29,362
HORIZON	July 2004	2004	Handymax	39,346
ADAIR	July 2004	2003	Suezmax	70,561
ANGELICA	July 2004	2004	Suezmax	70,571
JANET	July 2004	2004	Suezmax	70,689
ARLENE	August 2004	2003	Suezmax	70,845
INGBORG	August 2004	2003	Suezmax	70,936

Total				$480,792

Note 7 – Acquisitions (continued)

(1)	Capitalized costs include capitalized interest.
(2)	1A ice class vessel. (Note: 1A ice-class product carrier-refers to a vessel designed and built to be able to trade in areas in which ice is not greater than 80cm thick. This is the highest standard for vessels able to trade in ice bound waters.)

(3)	The vessel was partially financed with a term loan in the amount of $25,200,000 (see Note 2).
(4)	The vessel was partially financed with a term loan in the amount of $24,000,000 (see Note 2).

      The 2004 acquisitions were paid with proceeds from the issuance of common stock (see Note 5), draw downs from credit facilities, term loans, draw down on a bridge loan (see Note 2) and cash and cash equivalents.

Note 8 –Vessel Held for Sale and Vessels Disposed of

     As of September 30, 2004, one 1986 built single hull Ultra Large Crude Carrier (“ULCC”) with a net book value of $16,514,000 was classified as Vessel held for sale in the current asset section of the Condensed Consolidated Balance Sheets. During September 2004, OMI entered into an agreement to sell the ULCC vessel for conversion of the vessel for an offshore project. The disposal of the vessel will result in a gain on sale of approximately $3,200,000, which will be recorded in the fourth quarter of 2004.

     In May and June 2004, we sold two of our single hull Panamax vessels (VOLGA built in 1981 and ELBE built in 1984) one of which was previously classified as held for sale in the first quarter of 2004. The disposals resulted in a net gain of $360,000 that was recorded to the Consolidated Statement of Income for the nine months ended September 30, 2004.

     During August 2004, we sold two single hull vessels, one 1988 built product carrier, ALMA, which resulted in a loss on disposal of $1,967,000 and one 1981 built Panamax vessel, NILE, which resulted in a gain on disposal of $907,000.

Note 9 - Loss on Investment

     The loss on investment of $3,098,000 for the nine months ended September 30, 2004, resulted from expenses related to the termination of the attempted Stelmar Shipping acquisition in June 2004. During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

Note 10 - Financial Information Relating to Segments

      The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

      Crude Oil Tanker Fleet - includes vessels that normally carry crude oil and “dirty” products. The fleet includes four sizes of vessels; Suezmax, ULCC, Panamax and handysize.

      Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. This fleet includes three sizes of vessels, Panamax, handymax and handysize vessels.

     The following is a summary by major operating segments for the three and nine months ended September 30, 2004 and September 30, 2003:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Revenue:
Crude Oil Fleet	$89,647	$34,915	$254,623	$130,931
Product Carrier Fleet	37,901	37,281	97,066	102,859

Subtotal	127,548	72,196	351,689	233,790
Other	180	8	611	125

Total	$127,728	$72,204	$352,300	$233,915

Time Charter Equivalent Revenue: (1)
Crude Oil Fleet	$70,746	$24,443	$206,963	$101,951
Product Carrier Fleet	37,402	35,385	95,636	95,737

Total	$108,148	$59,828	$302,599	$197,688

Net Income:
Crude Oil Fleet (2)	$43,104	$5,213	$120,398	$45,510
Product Carrier Fleet (3)	16,614	7,596	42,102	25,283

	59,718	12,809	162,500	70,793
General and administrative expense
Not allocated to vessels	(3,969)	(2,133)	(9,824)	(8,082)
Other (4)	(5,285)	96	(15,491)	(771)

Total	$50,464	$10,772	$137,185	$61,940

(1)	The Company uses time charter equivalent (“TCE”) revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

     The following is a reconciliation of TCE revenue for the three months ended September 30, 2004:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$89,647	$37,901	$127,548
Voyage Expenses	18,901	499	19,400

TCE Revenue	$70,746	$37,402	$108,148

The following is a reconciliation of TCE revenue for the three months ended September 30, 2003:

(in thousands)	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$34,915	$37,281	$72,196
Voyage Expenses	10,472	1,896	12,368

TCE Revenue	$24,443	$35,385	$59,828

Note 10 - Financial Information Relating to Segments (continued)

     The following is a reconciliation of TCE revenue for the nine months ended September 30, 2004:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$254,623	$97,066	$351,689
Voyage Expenses	47,660	1,430	49,090

TCE Revenue	$206,963	$95,636	$302,599

The following is a reconciliation of TCE revenue for the nine months ended September 30, 2003:

(in thousands)	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$130,931	$102,859	$233,790
Voyage Expenses	28,980	7,122	36,102

TCE Revenue	$101,951	$95,737	$197,688

(2)	Net income includes a gain on disposal of one vessel of $907,000 for the three months and a net gain on the disposal of three vessels of $1,267,000 for the nine months ended September 30, 2004.
(3)	Net income includes loss on disposal of a vessel of $1,967,000 for the three and nine months ended September 30, 2004. Net income includes loss on disposal of two vessels of $7,558,000 for the three months and loss on disposal of four vessels of $10,773,000 for the nine months ended September 30, 2003.

(4)	Other, included in net income primarily includes interest expense on unsecured senior notes for both the three and nine month periods and a loss on investment of $3,098,000 relating to the expenses from the attempted acquisition of Stelmar for the nine months ended September 30, 2004. Other includes a gain recorded for the settlement of an investment of $618,000 for the three and nine months ended September 30, 2003.

      During the three and nine months ended September 30, 2004 and 2003, mortgage debt of OMI and its related interest expense has been allocated to the above segments based upon the value of the vessels collateralizing the debt.

Note 11 - Other Commitments and Contingencies

Long-Term Time Charter Revenue

     During 2004, OMI agreed to extend two time charter contracts for product carriers, the OHIO and ORONTES, expiring in December 2004 and March 2005 for one year to December 2005 and March 2006.

     In October 2004, OMI contracted for a new three year time charter for a product carrier, the NECHES, which began after the expiration of the previous time charter in October 2004.

     Minimum future revenues (not including profit sharing) to be received subsequent to September 30, 2004 are as follows: $30,822,000 in the remaining fourth quarter of 2004, $83,676,000 in 2005, $56,579,000 in 2006, $38,899,000 in 2007, $26,959,000 in 2008 and $18,856,000 thereafter.

Note 11 - Other Commitments and Contingencies (continued)

Contracts to Purchase Vessels

      During September 2004, OMI agreed to purchase a handysize ice class 1B product carrier newbuilding from another owner for $37,500,000 to be delivered during the fourth quarter of 2004. OMI paid $3,750,000 as a deposit and will pay the balance upon delivery.

      At September 30, 2004, we had commitments to take delivery of 13 product carriers; one handysize ice class 1B product carrier, four handysize ice class 1A product carriers, seven handymax product carriers, which were acquired in the Athenian transaction (see Note 7) and one handymax 1A ice class product carrier. The total contract costs for the 13 vessels aggregated $458,500,000. As of September 30, 2004, $132,558,000 of payments have been made (which includes the $105,355,000 for the Athenian vessels under construction and $3,750,000 mentioned above, which were paid in the third quarter). One vessel, the JEANETTE, was delivered on October 8, 2004, and another two vessels are scheduled to be delivered in the fourth quarter of 2004. Five vessels will be delivered in 2005 and five in 2006. Two of the vessels will begin five year time charters upon delivery. As of September 30, 2004 future construction and delivery payments (before financing) are as follows:

Year	Payments

Remaining in the fourth quarter of 2004(1)	$85,617
2005	135,910
2006	104,415

Total Remaining Payments	$325,942

(1)  Includes payments of $35,560,000 in October 2004 for the deliveries of the JEANETTE and GANGES.

Contract for Disposal of a Vessel

      During November 2004, OMI contracted to dispose of a 1991 built single hull product carrier, the SHANNON. The SHANNON, scheduled to be delivered in the fourth quarter of 2004, is the last single hull vessel to be sold in our fleet. The disposal of the vessel will result in an estimated loss on disposal of approximately $1.1 million, which will be recorded in the fourth quarter 2004 Consolidated Statement of Income.

Agreement with the Department of Justice

     OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. OMI was sentenced on August 6, 2004 according to the agreement and paid a $4,200,000 fine and is serving a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in the fourth quarter of 2003. Any amounts received under insurance policies will be recognized when received.

     In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas. The Company conducted an investigation, which determined that no violations

Note 11 - Other Commitments and Contingencies (continued)

occurred and presented the report to the U.S. Department of Justice. We do not anticipate any additional actions to be taken in this matter.

     Other

     Letters of Credit - In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.2 million as collateral, as required by certain of our operations.

     During August 2004, the Company terminated the Common Stock Purchase Agreement dated as of November 13, 2003 between OMI and Acqua Wellington North American Equities Fund, Ltd.

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. Neither party has yet stated the amount of damages it will be seeking.

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

We own or charter-in a fleet of 41 vessels (including two vessels delivered in October and excluding two vessels scheduled to be disposed of in the fourth quarter of 2004) (see our Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily into two vessel types, Suezmax tankers, which generally carry crude oil from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (such as gasoline, heating oil and jet fuel) from refineries to distribution areas.

Financial Summary

     Our 2004 activities are reflective of our growth strategy of acquiring modern double hull vessels and marketing such vessels to maximize profit in strong markets and at the same time remain profitable in weaker tanker markets. As of September 30, 2004, the average age of our vessels (excluding two vessels to be sold in the fourth quarter of 2004) was three years old, which is one year younger than at the end of the second quarter 2004. (Note: All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.)

     OMI’s net income of $137.2 million for the nine months ended September 30, 2004 was at a record level in the Company’s history (the Company was spun-off from a Delaware company, OMI Corp. in 1998) and even exceeded annual income in each of the fiscal years preceding 2004 since our spin-off in 1998. Revenue of $127.7 million for the three months and $352.3 million for the nine months ended September 30, 2004 increased $55.5 million or 77 percent in the third quarter and $118.4 million or 51 percent for the nine months ended September 30, 2004 compared to revenue for the comparable three and nine month periods in 2003. Average spot rates earned by our Suezmax fleet were 160 percent higher in the third quarter of 2004 as compared with the third quarter of 2003 and 55 percent higher in the year to date (“YTD”) period of 2004 compared to the YTD period of 2003.

      Our Company benefited in 2004 from the strong tanker market resulting in higher earnings for the Suezmax fleet, unusual for a third quarter, which is normally the weakest quarter in a year. Earnings benefited with five more Suexmax vessels acquired earlier in the third quarter at a time when rates were very strong compared to prior year rates. The average spot rates for our Suezmax fleet in the third quarter of 2004 were the strongest third quarter rates for Suezmax vessels in OMI’s history. The second and third quarters are typically weaker quarters due to seasonally lower oil demand and its effects on the average spot rates. The current year’s third quarter average rates for Suezmax vessels were higher than expected and rates continue to climb to higher levels into the fourth quarter. We attribute the strength in the current average rates that we are seeing to a continued robust demand growth for oil products. Given these market fundamentals at this time, we expect average rates for our vessels operating in the spot market to be strong after 2004 into 2005 (see Market Overview).

     The following are several key drivers for our Revenues and Operating income including:

(1)	spot rates in the Suezmax tanker market and product tanker market (for those product carriers operating in the spot market or on time charters with profit sharing arrangements) (Note: for the next twelve months, a variation of $1,000 per day for vessels on spot would increase/decrease net income by $10.8 million or $0.12 earnings per share),

(2)	number of revenue earning operating days from the addition of vessels to our fleet,
(3)	increased marketability/utilization of our vessels by the formation of strategic alliances (better scheduling of vessels and positioning)and capitalizing on our experience and reputation in the industry (ability to take advantage of premium cargoes), and

(4)	controlled costs from operating an efficient and young fleet of vessels.

     Due to our strong financial performance, we were able to continue to meet our goal of strengthening our Balance Sheet. We continued to grow our fleet by acquiring five Suezmax vessels and two product carriers in the third quarter of 2004, and we have committed to acquire 13 more product carriers (which includes one 1B and five 1A ice class vessels), two of which were delivered in October, one to be delivered in November 2004, five in 2005 and five in 2006. At the same time we have kept our debt level within the Company’s targeted parameters, with a net leverage ratio (net debt is total debt less cash and cash equivalents and net capitalization is total debt plus stockholders’ equity less cash and cash equivalents)of 50 percent at September 30, 2004.

The key elements of our strategy are:

(1)	concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last year we have accumulated seven ice class handysize product carriers,

(2)	maintain an optimal balance for purchasing vessels as market conditions and opportunities arise while maintaining prudent financial ratios (e.g. leverage ratio),
(3)	enter into strategic alliances and key geographic locations that provide us with market opportunities that maximize our vessel utilization and earnings and
(4)	balance the ability to capture upside in stronger spot markets with predictable profits from long-term contracted revenues at attractive rates to cover a significant portion of fixed costs. This strategy has been effective in strong and weak tanker markets, giving us comfort when we look at the vagaries of the shipping markets.

     The Company studies market indicators and trends when making decisions for managing risks, such as: world oil demand (increases / decreases in consumption of oil ), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings”).

     Recently issued regulations, (see Market Overview) that call for the phasing out of single hull vessels has positively impacted owners with modern fleets. Because 98% of our fleet, or all but two double sided vessels are double hulled (excluding the two vessels to be disposed of in the fourth quarter of 2004), we will benefit from the demand that was previously met by single hull vessels.

     Our current financial condition permitted us to establish a regular quarterly dividend and repurchase our stock. Over the past year our liquidity increased with unrestricted cash and amounts available under our lines of credit aggregating approximately $288.2 million at September 30, 2004. The following are several other significant items that have occurred during 2004:

Vessel Acquisitions

  In September, we contracted for the purchase of a 2004 built product carrier from another owner to be delivered during the fourth quarter of 2004.
  In July and August, we took delivery of five Suezmax vessels and one product carrier and agreed to acquire seven vessels under construction, the first of which was delivered in October 2004 (the Athenian Sea Carriers Ltd (“Athenian”) and Arcadia Ship Management (“Arcadia”) transactions)(see Fleet Report and Capital Expenditures sections).
  In February, April and July, OMI took delivery of three 37,000 dwt 1A ice-class product carriers, each of which began five year time charters with profit sharing upon delivery.
  During March, we contracted for a handymax 1A ice-class product carrier scheduled to be delivered in August 2005.

Dispositions of Single Hull Vessels

  In May, June and August, we sold our three single hull Panamax vessels (VOLGA and NILE built in 1981 and ELBE built in 1984).
  During August, OMI sold a 1988 built single hull product carrier, ALMA.
  In September, OMI entered into an agreement to sell its 1986 built single hull (ultra large crude carrier, “ULCC”) vessel for an offshore project. The vessel will be delivered in the fourth quarter and the related gain on sale of approximately $3.2 million will be recorded upon closing.
  In November 2004, OMI entered into an agreement to sell its 1991 built single hull product carrier, the SHANNON. The SHANNON is the last single hull vessel to be sold in our fleet. The vessel will be delivered in the fourth quarter and the related loss on sale of approximately $1.1 million will be recorded upon closing.

Time charter contacts

  Two time charter contracts for product carriers expiring in 2004 and 2005 were extended, one to December 2005 and the other to March 2006.
  In October 2004, OMI contracted for a new three year time charter for a product carrier, the NECHES, which began after the expiration of its previous time charter in October 2004.

MARKET OVERVIEW

Suezmax Tanker Overview

     The strong tanker market continued in the third quarter of 2004, and the average TCE for Suezmax tankers in the West Africa to U.S. trade was substantially higher compared to the rate in the same period of last year. In addition, the average rate in the first three quarters of 2004 was by far the highest level for this period since at least 1990. The crude tanker market strength has been the result of strong world oil demand due to improving world economic activity especially in the U.S., China and Southeast Asia, slower return of downed nuclear plants in Japan, and the decline of the U.S. Dollar. Furthermore, the tanker market is benefiting from a switch of combined carrier tonnage into the strong dry bulk sector, long-haul Middle East OPEC oil replacing the loss of Iraqi oil production through a pipeline to the Mediterranean and the persistent shortfall of oil production in Venezuela, all notwithstanding an increase in the world tanker fleet. Tanker freight rates have been very strong thus far in the fourth quarter of 2004.

     The average OPEC oil production in the third quarter of 2004 totaled about 29.5 million barrels per day (“b/d”), an average increase of 2.2 million b/d compared to the same period last year. Most of OPEC’s oil production growth came from the long-haul Middle East. After a reduction to its oil production quota, beginning April 1, 2004, OPEC increased its quota by 2.0 million b/d beginning July 1, 2004, and 0.5 million b/d on August 1, 2004. OPEC has agreed to increase its quota by an additional 1.0 million b/d, up to 27 million b/d (excluding Iraq), beginning November 1, 2004. The OPEC quota increases have been the result of tight oil markets and very high oil prices, relatively low oil inventories, and the expected strong world oil demand growth in the upcoming winter months. OPEC oil production, including Iraq, is expected to average about 29.6 million b/d in the fourth quarter, well above its quota and 1.8 million b/d more than the year ago level, with most of the gain in the long-haul Middle East, affecting positively the oil tanker market.

OPEC Crude Oil Production and Suezmax Tanker Earnings

Note: As at 9/30/04
Source: Industry Sources

     World oil demand in the third quarter of 2004 was higher than the preceding quarter as well as substantially higher compared to the same period of last year. This is due to increasing world economic activity, especially in the United States, Latin America, China and Southeast Asia. World oil demand is expected to increase further in the foreseeable future due to improving world economic activity and the usual seasonal oil demand gains in the winter.

     Total commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of the third quarter of 2004 were lower by about 17 million barrels, or 0.8% than the year earlier level, and 0.8% below the average of the last five years. This has been the result of strong oil demand and the disruption of oil production in the Gulf of Mexico due to the hurricane season. At the same time, crude oil inventories were 1.0% higher and petroleum products inventories were 1.6% below the average of the last five years, respectively. Oil inventories are expected to decrease in the fourth quarter and by year-end be below the end 2003 level and the average of the last five years.

US, W. Europe and Japan Crude Oil Inventories

Note: Inventory figures as of end of the third quarter of each year. Source: Industry Sources

US, W. Europe and Japan Product Inventories

Note: Inventory figures as of end of the third quarter of each year. Source: Industry Sources

     The world tanker fleet totaled 302.1 million deadweight tons (“dwt”) at the end of the third quarter of 2004, up by 11.5 million dwt or 3.9% from the year-end 2003 level. The tanker orderbook totaled about 83.2 million dwt, or 27.5% of the existing fleet at the end of September 2004. Approximately 5.5 million dwt are for delivery in the fourth quarter of 2004, 30.6 million dwt in 2005, 23.0 million dwt in 2006 and most of the balance in 2007. The tanker orderbook includes 77 Suezmaxes of about 12.1 million dwt or 30.7% of the existing internationally trading Suezmax tanker fleet.

     The accelerated phase-out of single-hull tankers due to new International Maritime Organization (“IMO”) and European Union (“EU”) regulations is expected to moderate the effect of the relatively large tanker orderbook. At the end of the third quarter of 2004, approximately 36.4 million dwt or 12.1% of the total tanker fleet was 20 or more years old, including 14.7 million dwt or 4.9% of the fleet which was 25 or more years old. Furthermore, 15 Suezmaxes were 20 or more years old, including 6 which were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 9.2 million dwt in the first nine months of 2004, including nine Suezmaxes and 11 VLCC.

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

     At the end of September 2004, there were about 107.5 million dwt of tankers or 35.6% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     Freight rates in the product tanker market in the third quarter of 2004 continued at high levels, and the average spot TCE for handysize product tankers in the Caribbean was substantially higher compared to the rate in the same period of last year. In addition, the average rate in the first three quarters of 2004 was the highest level for this period since at least 1990. The product tanker market strength has been the result of increasing world economic activity especially in the U.S., China and Southeast Asia, and relatively low oil product inventories, notwithstanding a substantial increase of the world product tanker fleet.

     The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to as large as 100,000 dwt for coated Aframax tankers) totaled about 59.4 million dwt at the end of September 2004, up by about 12.3% from the year-end 2003 level. It should be noted that about 2.6 million dwt in the “oil/chemical carrier” tanker category were added to the product tanker fleet as of September 30, 2004. These tankers have been trading in the product tanker market.

     The product tanker orderbook for delivery over the next few years totals about 27.6 million dwt, or about 46.5% of the existing product tanker fleet at the end of September 2004. It should be noted that about 2.7 million dwt in the “oil/chemical carrier” tanker category were added to the product tanker orderbook as of September 30, 2004. Approximately 2.6 million dwt are for delivery in 2004, 9.8 million dwt in 2005, 8.7 million dwt in 2006 and most of the balance in 2007. At the end of September 2004, approximately 13.2 million dwt or 22.3% of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of September 2004 totaled about 11.5 million dwt or 32.1% of the existing handysize and handymax product tanker fleet.

     Total commercial inventories of oil products in the United States, Western Europe and Japan at the end of the third quarter of 2004 were 14 million barrels or 1% lower than the same time a year ago, and 1.6% below the average of the last five. At the same time, inventories of middle distillates, the seasonal product, in these areas were about 6.8% and 2.2% below last year and the last five years average, respectively.

     The tanker market is expected to benefit as a result of higher world oil demand due to improving world economic activity, especially in the U.S., Latin America, China and Southeast Asia, low oil inventories, higher oil production by the long-haul Middle East OPEC members, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria and stricter tanker regulations by IMO and the European Union.

OMI’s Fleet

OMI’s fleet currently comprises 41 vessels (including two product carriers delivered in October 2004 and excluding two Suezmax vessels in the Gemini pool owned by a pool member, the ultra large crude carrier (“ULCC”) vessel and the product carrier scheduled to be disposed of in the fourth quarter of 2004) aggregating approximately 3.5 million dwt, consisting of 15 Suezmaxes (including two chartered-in vessels), two Panamax product carriers, 22 handysize and handymax product carriers (including four 1B and three 1A ice class handysize product carriers)and two handysize crude oil tankers.

	Number
	Of Vessels	Dwt

Crude Oil Fleet:

1998-2004 built Suezmax vessels (1)	15	2,393,862
1993 built handysize vessels(2)	2	72,707

Total (3)	17	2,466,569

Product Carrier (“Clean”) Fleet:

1999-2004 built handysize vessels	14	511,564
2000-2004 built handymax vessels (3)	8	376,171
2003 built Panamax vessels	2	140,659

Total	24	1,028,394

Total Fleet	41	3,494,963

(1)	Two Suezmax vessels are chartered-in; one charter expires June 2010 and the other charter expires December 2006.
(2)	Double-sided single hull vessels.
(3)	Six vessels (one expires November 2004) are currently operating on time charters with profit sharing. Two vessels that were on time charters with profit sharing in 2004 went on fixed rate time charters at a higher rate.

Currently, we have the following 11 product carriers to be delivered:

Vessels to be Acquired:

	Type of	Ice	Year			Charter
Name of Vessel	Vessel	Class	Built	Hull (1)	Dwt	Expiration

Vessel Under Agreement:

TBR RUBY	Handysize	1B	2004	DH	37,000	SPOT

Total Vessel Under Agreement					37,000

	Type of	Ice	Date To Be			Charter
Name of Vessel	Vessel	Class	Delivered	Hull (1)	Dwt	Expiration

LAUREN	Handymax		Jan-05	DH	47,000	SPOT
BRAZOS	Handymax		Mar-05	DH	47,000	SPOT
FOX	Handysize	1A	Jun-05	DH	37,000	Jun-10 (P)
THAMES	Handymax	1A	Aug-05	DH	47,000	SPOT
TEVERE	Handysize	1A	Aug-05	DH	37,000	Aug-10 (P)
WABASH	Handymax		Jan-06	DH	47,000	SPOT
KANSAS	Handymax		Mar-06	DH	47,000	SPOT
REPUBLICAN	Handysize		Apr-06	DH	47,000	SPOT
RHINE	Handysize	1A	Apr-06	DH	37,000	SPOT
PLATTE	Handymax		Jun-06	DH	47,000	SPOT

Total Vessels Under Construction					440,000

Total Vessels to be Acquired					477,000

Note: “TBR” is to be renamed.

(1)	“DH” is double hull.
(P)	Time charters with profit sharing.

Critical Accounting Estimates

     There have been no significant changes to our critical accounting estimates during the three and nine months ended September 30, 2004 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Consolidated Results

     OMI’s net income was $50.5 million or $0.55 basic and diluted earnings per share (“EPS”) for the third quarter of 2004 compared to net income of $10.8 million or $0.14 basic and diluted EPS for the third quarter of 2003. OMI’s net income was $137.2 million or $1.63 basic and $1.62 diluted earnings per share for nine months ended September 30, 2004 compared to net income of $61.9 million or $0.80 basic and diluted EPS for the nine months ended September 30, 2003.

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months ended September 30, 2003

     The following table summarizes OMI Corporation’s results of operations for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003:

(In thousands, except	For the Three		For the Nine
per share data)	Months Ended		Months Ended
	September 30,		September 30,
(unaudited)	2004	2003	2004	2003

Voyage and time charter revenue	$127,548	$72,196	$351,689	$233,790
Voyage expenses	19,400	12,368	49,090	36,102

Time charter equivalent revenue	108,148	59,828	302,599	197,688
Other revenue	180	8	611	125
Vessel expenses and charter hire
expense	28,143	19,680	84,063	58,797
Depreciation and amortization	14,226	13,524	39,713	37,958
General and administrative
expenses	5,891	3,387	14,808	11,914
Loss on disposal of vessels-net	1,060	7,558	700	10,773

Operating income	59,008	15,687	163,926	78,371

Gain (loss) on investments	—	618	(3,098)	618
Interest expense	(8,857)	(5,613)	(24,254)	(17,315)
Interest income	313	80	611	266

Net income	$50,464	$10,772	$137,185	$61,940

Gemini Tankers

     In December 2003, OMI began operating Gemini Tankers ("Gemini"), which is a wholly owned subsidiary of OMI. Gemini is a pool for double hulled Suezmax vessels. Currently, there are 12 Suezmax vessels (10 from OMI and two from a European shipowner) operating in the pool. Our five Suezmax vessels that were acquired in the third quarter of 2004 will enter the pool in the fourth quarter of 2004. The earnings of the pool are allocated to the pool members using an agreed upon formula. The revenues and expenses (included primarily as charter hire expense) of Gemini are reflected on a gross basis in the results for the three and nine months ended September 30, 2004. Since Gemini did not commence until December 2003, there was no effect on the first nine months of 2003.

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

      Our business strategy is to maximize our earnings in strong spot markets with our Suezmax tanker fleet, product tankers that are in the spot market, and product carriers on time charters with profit sharing arrangements, and at the same time, maintain some product carriers on long-term (three to five year) time charter contracts at attractive rates. TC revenue earned for the nine months ended September 30, 2004, covered fixed costs such as vessel expenses, general and administrative expenses and interest expense. TC revenue has benefited us in weaker spot markets when spot earnings are lower. Currently, we have six product carriers on time charters with profit sharing arrangements; there will be two more when certain vessels are delivered in 2005. These profit sharing arrangements enable us to benefit from strong tanker markets while protecting our downside. All of our contracts that have profit sharing arrangements have a floor rate and profit sharing without a cap. Currently, 17 vessels or 70 percent of our dwt operate in the spot market, six vessels or six percent of our dwt operate on time charters with profit sharing and 19 vessels or 24 percent of our dwt operate on fixed rate time charters.

     The Company earned TCE revenue of $108.1 million for the three months and $302.6 million for the nine months ended September 30, 2004 compared to $59.8 million for the three months and $197.7 million for the nine months ended September 30, 2003.

     The following table compares TCE revenue earned by vessels for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, in thousands of dollars and as a percent increase in spot revenue in 2004:

	For the Three Months			For the Nine Months
TCE Revenue for vessels on Spot	Ended September 30,			Ended September 30,

	2004	2003	Change	2004	2003	Change

Crude Oil Fleet (1), (2)	$67,779	$21,511	$46,268	$198,020	$93,094	$104,926
Product Carrier Fleet (2)	1,281	4,031	(2,750)	4,611	17,478	(12,867)

Total	$69,060	$25,542	$43,518	$202,631	$110,572	$92,059

% increase in spot revenue
in 2004			170%			83%

(1) Increases in 2004 resulted from additional operating days from vessels acquired, vessels operating in the Gemini pool and increased TCE spot rates.

(2) Decreases in 2004 resulted from the disposal of five product carriers and the redelivery of a vessel chartered-in in 2003 and the disposal of three Panamax vessels in 2004.

     The following table compares TCE revenue earned by vessels on TC for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, in thousands of dollars and as a percent of Total TCE revenue in each of the 2004 and 2003 periods:

	For the Three Months			For the Nine Months
TCE Revenue for vessels on TC	Ended September 30,			Ended September 30,

	2004	2003	Change	2004	2003	Change

Crude Oil Fleet	$2,966	$2,962	$4	$8,943	$8,840	$103
Product Carrier Fleet (1)	36,122	31,342	4,780	91,025	78,305	12,720

Total	$39,088	$34,304	$4,784	$99,968	$87,145	$12,823

% of TCE Revenue for vessels on TC to Total TCE Revenue	36%	57%		33%	44%

(1) Increases in TCE revenue resulted from the delivery of five new vessels in 2003 and 2004 and additional profit sharing earning in 2004.

     During the third quarter of 2004, 64 percent or $69.1 million of our TCE revenue was earned by vessels operating on voyage charters and 36 percent or $39.1 million of our TCE revenue was earned by vessels operating on TC.

>	TCE revenue of $69.1 million was earned by vessels operating in the spot market during the 2004 third quarter compared to the $25.5 million revenue earned during the third quarter in 2003. Higher earnings of $43.6 million (170% increase) were the result of (1) 341 more operating days in 2004 for five Suezmax vessels acquired in the third quarter of 2004 and two Suezmax vessels acquired in August 2003 (2) higher spot rates for 10 Suezmax vessels operating in 2004 (see Gemini Tankers discussion below) compared to their performance in the comparable third quarter of 2003 and (3) additional TCE revenue relating to 139 operating days generated by pool members of the Gemini Tankers Suexmax pool operated by OMI beginning in December 2003.
>	TCE revenue of $39.1 million was earned by vessels on time charter during the 2004 third quarter compared to $34.3 million revenue earned during the third quarter of 2003. Higher earnings of $4.8 million (14% increase) were the result of (1) 353 more operating days in 2004 for four product carriers acquired in 2004 and one product carrier acquired in July 2003 (2) higher time charter revenue for two product carrier extensions with higher rates starting in 2004 and (3) higher profit sharing recorded on three vessels as a result of better market conditions over the past twelve months for product carriers.

     During the nine months ended September 30, 2004, 67 percent or $202.6 million of our TCE revenue was earned by vessels operating on voyage charters and 33 percent or $99.9 million of our TCE revenue was earned by vessels operating on TC.

>	TCE revenue of $202.6 million was earned by vessels operating in the spot market during the nine months ended September 30, 2004 compared to $110.6 million revenue earned during the nine months ended September 30, 2003. Higher earnings of $92.0 million (83% increase) were primarily the result of (1) 687 more operating days in 2004 for five Suezmax vessels acquired in the third quarter of 2004 and two acquired in August 2003 (2) higher spot rates for 10 Suezmax vessels operating in 2004 (see Gemini Tankers discussion below) compared to their performance in the comparable third quarter of 2003 and (3) additional TCE revenue relating to 503 operating days generated by pool members of the Gemini Tankers Suexmax pool operated by OMI beginning December 2003.
>	TCE revenue of $99.9 million was earned by vessels on time charter during the nine months ended September 30, 2004 compared to $87.1 million revenue earned during the nine months ended September 30, 2003. Higher earnings of $12.8 million (15% increase) were primarily the result of (1) 980 more operating days in 2004 for five product carriers acquired in 2004 and four acquired during 2003 (2) higher time charter revenue for two product carrier extensions with higher rates starting in 2004 and (3) higher profit sharing recorded on five vessels as a result of better market conditions over the respective twelve month period.

     As a result of increased average spot rates and pool members in Gemini for the three months ended September 30, 2004, TCE revenue increased for vessels operating in the Gemini pool in 2004 by $35.9 million. The increase in TCE revenue of approximately $21.9 million was due to the increase in average spot rates achieved by the pool compared to spot rates earned in prior year before the pool began, $7.2 million of the increase was attributable to the two Suezmax vessels acquired in August 2003 and an increase of $6.8 million was attributable to the additional days by the two vessels owned by the other pool member and related charter hire expense increased by $6.8 million. For the nine months ended September 30, 2004, TCE revenue for Gemini increased by $91.6 million; approximately $39.7 million was due to the increase in average spot rates achieved by the pool achieved by the pool compared to spot rates earned in prior year before the pool began, $25.8 million increase was attributable to the two Suezmax vessels acquired August 2003 and increase of $26.1 million was attributable to the additional days by the two vessels owned by the pool member and related charter hire expense increased by $26.1 million. Since Gemini did not commence until December 2003, there was no effect on the three or nine months ended September 30, 2003.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

     Vessel Expense

     Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws, by charterers and our own standards.

     Vessel expense of $15.5 million for the three months ended September 30, 2004, increased $1.2 million from $14.3 million and vessel expense of $44.0 million increased by $1.6 million from $42.4 million for the nine months ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003.

     Vessel expenses increased $1.2 million for the three months and $1.6 million for the nine months ended September 30, 2004 compared to the same periods in 2003, primarily as a result of vessels acquired offset by a reduction in vessel expenses for the disposal of the older single hull vessels, which had higher operating costs than the newbuildings acquired.

     Charter Hire Expense

     Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses.

     Charter hire expense of $12.6 million for the three months ended September 30, 2004 increased $7.3 million from $5.3 million and charter hire expense of $40.0 million for the nine months ended September 30, 2004 increased by $23.6 million from $16.4 million for the same period in 2003. Increases in charter hire expense were primarily for the expense relating to the two non-OMI vessels that operate in the Gemini Suezmax pool (see discussion in the Gemini Tankers section).

     Depreciation and Amortization Expense

     Depreciation and amortization expense of $14.2 million for the three months ended September 30, 2004, increased by $0.7 million compared to $13.5 million for the three months ended September 30, 2003. Depreciation and amortization expense of $39.7 million for the nine months ended September 30, 2004, increased by $1.7 million compared to $38.0 million for the nine months ended September 30, 2003. During the three and nine months ended September 30, 2004, depreciation expense increased primarily because of the acquisition of vessels (six in 2003 and nine in 2004), which was partially offset by a reduction in depreciation expense as a result of the disposal of five vessels in 2003 and four in 2004 with a lower depreciable basis.

     Loss on disposal of vessels-net

     The loss on disposal of vessels-net of $1.1 million for the three months and $0.7 million for the nine months ended September 30, 2004, resulted from the sale of four single hull vessels; one product carrier sold in the third quarter resulted in a loss on disposal of $2.0 million, which was partially offset by net gains on the sale of three Panamax vessels of $1.3 million (one of which, sold in the third quarter, resulting in a gain on disposal of $0.9 million)

     The loss on disposal of vessels-net of $7.6 million for the three months and $10.8 million for the nine months ended September 30, 2003, resulted from the sale of four single hull product carriers, two of which were contracted for sale in the third quarter of 2003.

     Gain (loss) on investments

     The loss on investment of $3.1 million for the nine months ended September 30, 2004, resulted from expenses related to the termination of the attempted Stelmar Shipping acquisition in June 2004. During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

     During the three and nine months ended September 2003 a gain on disposal of investments of $0.6 million was recorded. The gain relates primarily to the final settlement of accounts for an investment that was dissolved in prior years.

     Interest expense

     Interest expense during the three months ended September 30, 2004 of $8.9 million increased $3.3 million compared to the three months ended September 30, 2003 of $5.6 million. Interest expense during the nine months ended September 30, 2004 of $24.3 million increased $7.0 million compared to the nine months ended September 30, 2003 of $17.3 million. Interest expense was higher during the three and nine months ended September 30, 2004 for primarily two reasons: first, the increase in the average debt balance during the 2004 period as a result of additional financing for the acquisition of vessels (including increases in amortization in debt issue costs) and second, the increase in fixed rate debt (the 7.625 percent $200 million unsecured Senior Notes issued in November 2003 that replaced variable rate bank debt based on LIBOR plus a margin). Additionally, increases in interest expense in the 2004 periods were reduced by higher capitalized interest for more vessels under construction during the 2004 periods compared to the 2003 periods.

     The following table is a breakdown of Interest expense for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003:

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
In millions	2004	2003	2004	2003

Interest before swap interest,
capitalized interest &
amortization of debt issue costs	$8.6	$4.0	$21.7	$13.3
Impact of swaps	0.8	1.3	2.8	3.6
Capitalized interest	(1.5)	(0.2)	(2.3)	(1.0)
Amortization of debt issue cost	1.0	0.5	2.1	1.4

Interest expense	$8.9	$5.6	$24.3	$17.3

Segment Information—Detailed Results of Operations

     OMI’s segment information is detailed by its two operating segments, its crude oil tankers and product carrier fleets. OMI also manages its performance by category in the tables that follow.

     The following discussion of Vessel Operating Income (defined as TCE revenue less vessel expense, charter hire expense and depreciation and amortization) for our crude oil tanker fleet and our product carrier or clean fleet segments excludes Loss on disposal of vessels-net and General and administrative expenses.

Crude Oil Tankers Results of Operations

     Vessel Operating Income increased $38.6 million for the three months and $76.1 million for the nine months ended September 30, 2004 over the comparable three and nine months ended September 30, 2003. The net increase in Vessel Operating Income during the 2004 period was primarily attributable to an increase in the Suezmax and ULCC TCE revenue resulting from improved spot rates in addition to increased earnings for the two Suezmaxes delivered in August 2003 and five Suezmax vessels acquired in the third quarter of 2004.

BREAKDOWN BY FLEET

(In thousands, except daily rates & expenses, number of vessels and operating days)

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
CRUDE FLEET:	2004	2003	2004	2003
Suezmaxes:
TCE revenue	$64,393	$15,584	$178,489	$73,967
Vessel expenses	4,559	2,920	12,314	8,729
Charter hire expense	11,092	4,072	38,512	13,023
Depreciation and amortization	6,557	4,081	15,428	10,651

Vessel Operating Income (1)	$42,185	$4,511	$112,235	$41,564

Average daily TCE	$49,717	$19,145	$51,757	$33,424
Average daily vessel expense	$4,690	$4,628	$5,072	$5,084
Average number of OMI vessels for the period*(2)	12.6	8.9	10.9	8.3
Number of OMI TCE revenue days	1,156	815	2,945	2,229
Number of pool member TCE revenue days (3)	139	—	503	—

ULCC:
TCE revenue	$3,217	$2,039	$7,805	$4,089
Vessel expenses	586	535	1,965	1,348
Depreciation and amortization (4)	—	506	—	1,512

Vessel Operating Income	$2,631	$998	$5,840	$1,229

Average daily TCE	$34,966	$22,168	$28,486	$14,978
Average daily vessel expense	$6,370	$5,815	$7,172	$4,938
Average number of vessels for the period	1	1	1	1
Number of TCE revenue days	92	92	274	273

Panamaxes: (5)
TCE revenue	$169	$3,888	$11,726	$15,038
Vessel expenses	192	1,654	2,910	5,148
Depreciation and amortization	—	1,442	2,426	4,310

Vessel Operating (Loss) Income	$(23)	$792	$6,390	$5,580

Average daily TCE	N/A	$14,347	$24,329	$19,071
Average daily vessel expense	N/A	$5,993	$5,706	$6,286
Average number of vessels for the period	—	3.0	1.9	3.0
Number of TCE revenue days	26	271	482	788

Handysize Crude Oil Carriers-on time charter:
TCE revenue	$2,966	$2,962	$8,943	$8,840
Vessel expense	522	630	1,839	1,708
Depreciation and amortization	714	714	2,143	2,142

Vessel Operating Income	$1,730	$1,618	$4,961	$4,990

Average daily TCE	$16,120	$16,097	$16,319	$16,177
Average daily vessel expense	$2,837	$3,424	$3,356	$3,128
Average number of vessels for the period	2	2	2	2
Number of TCE revenue days	184	182	548	546

Total Vessel Operating Income	$46,523	$7,919	$129,426	$53,363

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE is reduced only for the days the vessels are out of service due to drydock.

* includes two vessels chartered -in during the periods shown.

(1)	Includes TCE revenue and expenses generated by the Gemini pool. The Suezmax pool began December 2003 and includes our 10 Suezmaxes and two Suezmaxes owned by another pool member.
(2)	In August 2003, two 2000 built Suezmax vessels were acquired.
(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.
(4)	Vessel is held for sale. The SETTEBELLO is scheduled to be delivered to new owners in the fourth quarter of 2004.
(5)	During the third quarter 2004 the remaining Panamax vessel was disposed of and delivered. Two vessels were sold in the second quarter of 2004.

Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes: The increase in Vessel Operating Income of $37.7 million for the three months and $70.7 million for the nine months ended September 30, 2004 over the comparable periods in 2003 were primarily attributable to the increases in TCE revenues of $48.8 million and $104.5 million for the three and nine months, respectively, offset in part by increases in charter hire expense of $7.0 million and $25.5 million for the three and nine months respectively, as a result of the increases primarily in the Gemini pool (see Gemini pool discussion above, included with Charter Hire Expense section). Vessel expenses increased $1.6 million and $3.6 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Depreciation and amortization expense increased $2.5 million and $4.8 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Increases in TCE revenue in this group was primarily the result of significant improvement in charter rates for our vessels which operate in the spot market (see Market Overview) coupled with 480 more operating days in the third quarter of 2004 and 1,219 more operating days for the nine months ended September 30, 2004 compared to the same 2003 periods resulting primarily from two vessels acquired in August 2003, five vessels acquired, three vessels in July and two vessels in August 2004 and two pool member vessels. Increases in vessel expense and depreciation expense were also primarily attributable to the vessels acquired.

     ULCC: The increase in Vessel Operating Income of $1.6 million for the three months and $4.6 million for the nine months ended September 30, 2004 over the comparable periods in 2003 were attributable to the increases in TCE revenues of $1.2 million for the three months and $3.7 million for the nine months ending September 30, 2004, primarily resulting from higher revenue earned in the spot market in 2004 compared to revenue earned from a short-term time charter that terminated in May 2003 and lower spot market rates subsequent, in the third quarter 2003. Vessel expense increased by $0.1 million for the three months and $0.6 million for the nine months ending September 30, 2004, due to increased costs to operate this vessel. Depreciation and amortization decreased $0.5 million for the three months and $1.5 million for the nine months ending September 30, 2004, because the vessel has been held for sale since year end 2003. In September 2004, OMI entered into an agreement to sell this vessel with scheduled delivery in the fourth quarter.

      Panamaxes: The decrease in Vessel Operating Income of $0.8 million for the three months and increase of $0.8 million for the nine months ended September 30, 2004 over the comparable periods in 2003 was due to decreases in TCE revenues, vessel expenses and depreciation expense resulting from the sale of the three Panamax vessels in this fleet category, one vessel was sold in the third quarter and two vessels were sold in the second quarter of 2004. The increase in Vessel operating income of during the nine months ended September 30, 2004 was due to increased TCE revenue due to a significant improvement in charter rates during the period the vessels operated in 2004.

      Handysize Crude Oil Carriers-on Time Charter: Vessel Operating Income fluctuated by insignificant amounts in operating expenses between quarters in 2004 when compared to the same quarters in 2003.

Product Carriers Results of Operations

     Vessel Operating Income increased $2.0 million for the three months and increased $3.6 million for the nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Increases in Vessel Operating Income for the 2004 periods were attributable to the increases for eight product carriers acquired in 2003 and 2004, and decreases were attributable to the five single hull product carriers that were disposed of in 2003.

BREAKDOWN BY FLEET

(In thousands, except daily rates &
expenses, number of operating days)
	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
CLEAN FLEET:	2004	2003	2004	2003

Products-on time charter:
TCE revenue(1)	$36,122	$31,342	$91,025	$78,305
Vessel expenses	8,779	7,369	23,634	19,673
Charter hire expense	—	1,264	—	2,516
Depreciation and amortization	6,566	5,521	18,464	15,137

Vessel Operating Income	$20,777	$17,188	$48,927	$40,979

Average daily TCE	$18,663	$17,451	$16,284	$16,000
Average daily vessel expense	$4,372	$4,274	$4,173	$4,157

Average number of vessels for the
period (2) *	21.8	18.7	20.7	17.3
Number of TCE revenue days	1,935	1,796	5,590	4,900

Products-on spot:
TCE revenue	$1,281	$4,031	$4,611	$17,478
Vessel expenses	1,004	1,313	1,725	6,101
Charter hire expense	—	—	—	1,242
Depreciation and amortization	302	1,164	981	3,918

Vessel Operating (Loss) Income	$(25)	$1,554	$1,905	$6,217

Average daily TCE	$13,919	$10,920	$16,829	$12,396
Average daily vessel expense(3)	$6,837	$3,568	$4,927	$4,584

Average number of vessels for the
period (4)*	1.0	4.0	1.0	4.9
Number of TCE revenue days	92	368	274	1,378

Total Vessel Operating Income	$20,752	$18,742	$50,832	$47,196

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

(1)	During the third quarter ended September 30, 2004 OMI recognized profit sharing revenue of approximately $7.8 million compared to $5.6 million for the third quarter ended September 30, 2003. During the nine months ended September 30, 2004 OMI recognized profit sharing revenue of approximately $10.4 million compared to $8.4 million for the nine months ended September 30, 2003.

(2)	In February, April and July 2004, three handysize and one handymax product carriers were acquired. In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired.
(3)	For the three and nine months ended September 30, 2004, $0.4 million in expense was excluded from daily vessel expenses because it relates to the settlement of a claim from 2002.
(4)	During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter.

      Fluctuations in each of the product carrier groups were as follows:

     Products–on time charter: Increases in Vessel operating income of $3.6 million for the three months and $7.9 million for the nine months ended September 30, 2004 compared to the same periods in 2003, were attributable to the increases for eight product carriers acquired in 2003 and 2004 and additional profit sharing recorded in the 2004 periods resulting from stronger rates in 2004. TCE revenue increased $4.8 million for the three months and $12.7 million for the nine months. There were 139 more operating days in the three months and 690 more in the nine months ended September 30, 2004, resulting from four 2004 built vessels delivered in February, April and July of 2004 and four newbuildings in January, March, April and July of 2003. Vessel expenses and depreciation expenses increased by $2.5 million for the three months and $7.3 million for the nine months because of additional expenses relating to the acquisition of the eight additional vessels in 2003 and 2004. Charter hire expense decreased for the chartered-in product carrier, which operated on time charter from April to October 2003 but has been redelivered.

     Products–on spot: Decreases in Vessel operating income of $1.6 million for the three months and $4.3 million for the nine months ended September 30, 2004 compared to the same periods in 2003 were attributable to the decreases in TCE revenues of $2.7 million and $12.9 million for the three and nine months, respectively. Additionally, decreases in vessel expense were $0.3 million for the three months and $4.4 million for the nine months and charter hire expense decreased $1.2 million in the nine month period. Depreciation and amortization decreased $0.9 million for the three months and $2.9 million for the nine months ended September 30, 2004 compared to the same periods in 2003. TCE revenue, vessel expenses and depreciation expenses were lower in the 2004 periods primarily from 276 and 1,104 fewer operating days for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to the five single hull product carriers that were disposed of in 2003. Charter hire expense decreased for the chartered-in product carrier, which operated in the spot market from January to April 2003 and has been redelivered.

Liquidity and Capital Resources

      Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the nine months ended September 30, 2004 and September 30, 2003:

	For the Nine Months
	Ended Nine
	2004	2003	Change

(In millions)
Condensed Cash Flows
Provided (used) by:
Operating Activities	$170.2	$113.2	$57.0
Investing Activities	(564.4)	(195.6)	(368.8)
Financing Activities	387.5	62.4	325.1

Net Increase (Decrease) in Cash and
Cash Equivalents	(6.7)	(20.0)	13.3
Cash and Cash Equivalents at the
Beginning of the Year	48.8	40.9	7.9

Cash and Cash Equivalents at the End
of the Period	$42.1	$20.9	$21.2

Working Capital

     The primary components of working capital are Cash and cash equivalents (“Cash”), Traffic receivables and Vessel held for sale. We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $42.1 million at September 30, 2004 decreased by $6.7 million from $48.8 million at December 31, 2003. Net cash provided by operating activities of $170.2 million for the nine months ended September 30, 2004 increased $57.0 million compared to net cash provided by operating activities of $113.2 million for the nine months ended September 30, 2003 primarily from higher net earnings (see “Results of Operations”). As of November 5, 2004, we had $226.3 million available in undrawn debt. Our working capital decreased by $260.7 million from December 31, 2003 to a deficit of $212.0 million at September 30, 2004. The Deficit in working capital is the result of the $250 million drawn from a bridge loan in July 2004 for the acquisition of vessels that is scheduled to be repaid in November 2004. At September 30, 2004, the bridge loan has been classified on the Balance Sheet as a current liability included in Current portion of long-term debt. We anticipate completing the refinancing the $250 million bridge loan on a long-term basis in the fourth quarter of 2004.

     At September 30, 2004, current assets increased $5.0 million from December 31, 2003, resulting primarily from increases in Traffic receivables of $14.0 million, partially offset by decreases in Cash and Other receivables at September 30, 2004. At September 30, 2004, current liabilities increased $265.7 million from December 31, 2003, primarily because of increases in Current portion of long-term debt of $253.9 million (see “Long-Term Debt Obligations” below), Accounts payable of $5.7 million, Dividend payable of $4.6 million and Interest of $4.1 million. Increases in current liabilities were partially offset by decreases in accrued voyage and vessel expenses and deferred charter hire revenue. Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically. As of November 5, 2004, we have repurchased 3.1 million shares for $39.8 million (including 0.1 million shares for $0.7 million in forfeited restricted stock awards); 1.4 million shares were purchased in the fourth quarter for $23.3 million.

     As of September 30, 2004, the Company had total projected capital commitments to acquire vessels of approximately $325.9 million (see Capital Expenditures section), which includes the remaining payment for the delivery of one product carrier purchased from another owner scheduled for December 2004, the delivery of two product carrier newbuildings delivered in October 2004 and construction in progress installments and final payments for 10 product carriers currently under construction and to be delivered in 2005 and 2006. We anticipate one product carrier on time charter to be drydocked in the fourth quarter of 2004. During the fourth quarter we expect to receive proceeds from the disposal of two vessels, the SETTEBELLO and the SHANNON of approximately $33.4 million.

Vessels, Construction in Progress (“CIP”) and Other Property

     At September 30, 2004, Vessels, CIP and Other Property aggregating $1,686.6 million increased a net of $535.9 million from $1,150.7 million at December 31, 2003. Capital expenditures contributing to the increase in Vessels, CIP and Other Property of $581.4 million were primarily for:

(1)	three 2003 and two 2004 built Suezmax vessels aggregating $353.6 million,
(2)	deposits for seven product carriers under construction and two installment payments for these vessels aggregating $105.4 million,
(3)	final payments on delivery, in addition to four installment payments, aggregating $64.4 million for three product carrier newbuildings delivered,
(4)	purchase of one 2004 built product carrier of $39.3 million,
(5)	installment payments on vessels under construction (excluding payments on the construction contracts acquired from the Athenian purchase in July included in (2) and installments for vessels delivered in 2004 included in (3) above) aggregating $15.4 million,
(6)	capital expenditures for improvements to vessels owned and capitalized interest aggregating $3.3 million.

     Additionally, we paid $3.8 million, included in Other assets on the Balance Sheet at September 30, 2004, for the deposit on a product carrier to be delivered in the fourth quarter of 2004. Increases in Vessels, CIP and Other Property were offset by $45.5 million (this amount is not net of accumulated depreciation) reduction to Vessels for the disposals of our three single hull Panamax vessels and one single hull product carrier, resulting in cash receipts on disposal aggregating $26.1 million.

     Cash used by investing activities was $564.4 million for the nine months ended September 30, 2004, compared to cash used by investing activities of $195.6 million for the nine months ended September 30, 2003. During the 2004 period, $585.2 million was used for capital expenditures primarily for the purchase of vessels and deposit/installments for vessels under construction and $26.1 million was provided by cash proceeds from the sale of the four vessels, as detailed above.

Long-Term Debt Obligations and Credit Arrangements

     As of September 30, 2004, long-term debt obligations increased $272.7 million to $837.6 million from $564.9 million at December 31, 2003. Long-term obligations as of September 30, 2004, consisted of the following:

•	Term loans under bank mortgage agreements at a margin plus variable rates (1) above the London Interbank Offering Rate (“LIBOR”) of $253.9 million;
•	Reducing revolving facilities at a margin plus variable rates(1) above LIBOR of $133.6 million; and
•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million.
(1)	The interest rates at September 30, 2004 ranged from 1.97 percent to 3.63 percent (including margins). Under our loan agreements, LIBOR can range from 30 days to one year.

As of September 30, 2004, OMI had various interest rate swaps that fix notional amounts aggregating $158.6 million of variable rate debt with interest ranging from 2.9 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2004 to July 2009.

      Cash provided by financing activities was $387.5 million for the nine months ended September 30, 2004, compared to cash used by financing activities of $62.4 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we made $189.0 million in principal payments ($18.2 million were scheduled payments and $170.8 million were unscheduled prepayments on our revolving lines of credit) and received $461.7 million in proceeds from the issuance of debt; $250.0 million in proceeds from a bridge loan and $137.3 million in draw downs under from our $348 revolving facility, which were used for initial payments for the Athenian and Arcadian acquisitions as well as for working capital purposes and $74.4 million in proceeds from term loans, which were used for the purchase of three vessels. We received proceeds of $137.7 million from issuance of 12,204,000 shares of common stock and the exercise of stock options, which were also used for the third quarter acquisitions.

     As of September 30, 2004, the available debt undrawn under our two credit facilities was $246.1 million. Since we did not borrow all funds available under these two credit facilities, there are no quarterly future payments due in the next 12 months unless we draw up to the amount available.

During July 2004, the Company obtained an unsecured $250 million bridge loan to finance the initial payments for fourteen vessels acquired in July and August. The bridge loan will be repaid with the proceeds from the long-term financing of the acquired vessels, and it matures on November 19, 2004. The outstanding balance of the loan bears interest at LIBOR plus a margin of one percent. This loan is classified as a current liability in the Condensed Consolidated Balance Sheet as of September 30, 2004. In November 2004, we obtained commitments to refinance the $250 million bridge loan on a long-term basis.

     The available amount under the Company’s $245 million facility was reduced during 2004 by a total of $23.0 million as the result of the disposal of vessels.

     Unsecured Senior Notes and Subsidiary Guarantees:

     In November 2003, the Company issued $200.0 million of 7.625% Senior Notes (the "Notes") due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase of its stock. As of September 30, 2004, we were in compliance with all covenants.

     Interest-Rate Swaps

     We have interest rate swap agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of September 30, 2004, we had various interest rate swaps aggregating $158.6 million on various debt tranches within a range of 2.90% to 4.86% expiring from October 2004 to July 2009. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of September 30, 2004, the Company has recorded a liability, which is included in Other liabilities in the Balance Sheet of $1.6 million and an asset of $1.0 million related to the fair market value of these hedges and a corresponding unrealized net loss of $0.6 million to Accumulated other comprehensive income (loss).

Capital Expenditures

2004 Drydocks

     OMI evaluates its vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. On a regular basis we have certain vessels inspected and evaluated in anticipation of a drydock during the year. Currently, we anticipate drydocking one vessel during the fourth quarter of 2004 for an estimated cost of $0.6 million. The vessel is on time charter and could incur approximately 25 off-hire days. Management is currently reviewing projections for 2005 drydocking.

Capital Expenditures for Vessel Acquisitions

During July 2004, OMI contracted to purchase seven vessels (six Suezmaxes and one product carrier) and seven product carriers under construction from Athenian Tankers and Arcadian. OMI terminated one of the Suezmax vessel agreements due to default of contracted terms. As the matter is disputed, it is currently in arbitration. Six vessels (five Suezmaxes and one product carrier) were delivered in July and August 2004. OMI paid $391.0 million, in aggregate, in July and August for the five Suezmax vessels and one product carrier delivered. The deposit paid for the terminated vessel is being held in escrow. During the third quarter of 2004, we made payments of $105.4 million relating to the seven product carriers under construction.

     During September 2004, OMI agreed to purchase a handysize ice class 1B product carrier newbuilding in September 2004 from another owner for $37.5 million, with delivery scheduled in the fourth quarter of 2004. OMI paid $3.8 million as a deposit and will pay the balance upon delivery.

     At September 30, 2004, we had commitments to take delivery of 13 product carriers (including the eight vessels discussed in the two preceding paragraphs); one handysize ice class 1B product carrier (discussed above), four handysize ice class 1A product carriers, seven handymax product carriers, which were acquired in the Athenian transaction (including the vessel delivered in October 2004) and one handymax 1A ice class product carrier. The total contract costs for the 13 vessels aggregated $458.5 million. As of September 30, 2004, $132.6 million of payments have been made (which includes the $105.4 million and $3.8 million paid in the third quarter for transactions discussed above). Cash, undrawn debt, bank financing and/or operating cash flow will provide the additional amounts remaining to be paid. One vessel was delivered on October 8, 2004, and another two vessels are scheduled to be delivered in the fourth quarter of 2004. Five vessels will be delivered in 2005 and five in 2006. Two of the vessels will begin five year time charters upon delivery. As of September 30, 2004, contracted amounts, amounts paid and future construction and delivery payments (before financing) are as follows:

		Payments Made		Payments Remaining

	Contract	Prior to	In The	In The
(In thousands)	Price	July 2004	3rd Qtr 2004	4th Qtr 2004	2005	2006

Vessels Delivered in
July and Aug. 2004 (A)	$390,950	$—	$390,950	$—	$—	$—

13 Products Carriers
Under Contract	458,500	20,638	111,920	85,617	135,910	104,415

	$849,450	$20,638	$502,870	$85,617	$135,910	$104,415

     The Company has secured financing for three vessels under construction of approximately $66.4 million at September 30, 2004. In November, OMI drew down $20.5 million for one vessel delivered October 29, 2004, the remaining vessels will be delivered in May and August of 2005.

      Management believes that cash flow from operations, along with available borrowing capacity under our credit facilities ( see “Long-Term Debt Obligations and Credit Arrangements”), will be sufficient to meet capital requirements over the next twelve months.

Contracted Time Charter Revenue

     The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of $10.4 million earned by five vessels during the nine months ended September 30, 2004 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our current contracted time charter revenue through 2008, including one time charter on a vessel that was acquired in July, time charters for two vessels that were extended by one year each in June and August 2004 and one three year time charter beginning in October 2004.

	2004		2005		2006		2007		2008

(In millions)
TC Revenue	$132.1		$83.7		$56.6		$39.0		$27.0

Number of Vessels (a)	20	(b)	15	(c)	8	(d)	7	(e)	5	(f)

(a)	Number of vessels at the end of each year.
(b)	25 vessels will have operated on time charters during 2004 (including four vessels beginning time charters upon delivery); assuming no extensions, 5 vessels complete time charter contracts during the year.
(c)	22 vessels will operate on time charters during 2005 (including two vessels that will begin time charters upon delivery); assuming no extensions, 7 vessels complete time charters.
(d)	15 vessels will operate on time charters during 2006; assuming no extensions, 7 vessels complete time charters.
(e)	7 vessels will operate on time charters in 2007.
(f)	7 vessels will operate on time charters in 2008; 2 vessels complete time charters.

Dividends

     OMI's board of directors declared a regular quarterly dividend of $0.05 per share. The current cash dividend of $4.6 million was paid on October 13, 2004 to shareholders at the record date at the close of business on September 23, 2004. The second quarter cash dividend of $4.0 million was paid on July 14, 2004. The first quarter cash dividend of $4.1 million was paid on April 14, 2004.

Acquisition and Retirement of Treasury Stock

     During April and May 2004, OMI purchased 1,588,000 shares of its common stock in the open market aggregating $15.8 million.

      During September 2004, the Board of Directors retired 1,698,000 shares of common stock (consisting of 1,588,000 shares acquired in 2004 and 110,000 of forfeited restricted stock) and resolved to retire future repurchases of common stock under the current program simultaneously upon acquisition.

      During October and November 2004, OMI purchased 1,357,000 shares of its common stock, in the open market for retirement, aggregating $23.3 million.

Restricted Stock

     The Company had granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The Company awarded restricted stock of 900,000(of which, 75,000 shares were forfeited in 2004) in July 2001, 20,000 in April 2002, 498,314 in September 2003, 21,000 in May 2004 and 230,423 (of which 35,391 shares were forfeited in 2004) in June 2004, which were recorded as unearned compensation as a separate component of stockholders’ equity. The weighted-average grant date fair value of such shares was $5.69 in July 2001, $4.00 in April 2002, $6.84 in September 2003, $10.46 in May 2004 and $11.93 in June 2004. During July 2004, restrictions expired on 225,000 shares of the July 2001 award and the shares were delivered to directors and officers. The Company is amortizing unearned compensation over the applicable vesting periods.

Other Commitments and Contingencies

     Please refer to the appropriate sections within the Liquidity and Capital Resource section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

     Contract for Disposal of a Vessel

During November 2004, OMI contracted to dispose of a 1991 built single hull product carrier, the SHANNON. The SHANNON, scheduled to be delivered in the fourth quarter of 2004, is the last single hull vessel to be sold in our fleet. The disposal of the vessel and will result in an estimated loss on disposal of approximately $1.1 million, which will be recorded in the fourth quarter 2004 Consolidated Statements of Income.

     Agreement with the Department of Justice

     OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. OMI was sentenced on August 6, 2004 according to the agreement and paid a $4.2 million fine and is serving a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6.0 million was expensed in the fourth quarter of 2003. Any amounts received under insurance policies will be recognized when received.

     In March 2004, the Company reported that a crew member had made an allegation of a Marpol violation on one of its ships on the high seas. The Company conducted an investigation, which determined that no violations occurred and presented the report to the U.S. Department of Justice. We do not anticipate any additional actions to be taken in this matter.

     Other

     During August 2004, the Company terminated the Common Stock Purchase Agreement dated as of November 13, 2003 between OMI and Acqua Wellington North American Equities Fund, Ltd.

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. Neither party has yet stated the amount of damages it will be seeking.

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

Contractual Obligations

     The following table lists contractual obligations by required payment periods as of September 30, 2004:

	Payments Due By Period
		Remainder
(in millions)	Total	2004	2005-2006	2007-2008	Thereafter

Contractual Obligations
Long –Term Debt (1)	$837.6	$256.0	$49.2	$188.4	$344.0
Interest on Fixed Rate Debt	114.4	7.6	15.3	15.3	76.2
Purchase Obligations (2)	325.9	85.6	240.3	—	—
Operating Leases (3)	74.4	4.8	37.8	18.5	13.3

(1)	In November 2004, we obtained commitments to refinance the $250 million bridge loan (included in the above table in the remainder of 2004) on a long-term basis.
(2)	Purchase obligations relate to contracts to construct vessels and vessel a contract to purchase a vessel in November 2004. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

(3)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to September 30, 2004, include leases for the chartering-in of two vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

Off-Balance-Sheet Arrangements

     As of September 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

      Letters of Credit - In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.2 million as collateral, as required by certain of our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     We have a risk exposure to changing interest rates. At September 30, 2004, the floating rate debt was $637.6 million of the $837.6 million total debt, and we had interest rate swaps relating to the floating rate debt of $158.6 million. At December 31, 2003, the floating rate debt was $364.6 million, and we had interest rate swaps relating to the floating rate debt of $275.4 million (including $57.8 million on interest rate swaps that commences in 2004). Based on the floating rate debt at September 30, 2004, a one-percentage point increase in the floating interest rate would increase interest expense by $4.8 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $206.0 million as of September 30, 2004, and $201.3 million as of December 31, 2003, respectively. Based on the fixed rate debt at September 30, 2004, if interest rates were to increase or decrease by one percent with all other variables remaining constant, the market value of the fixed rate debt would increase or decrease interest expense by $2.1 million per year.

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

     PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

     Agreement with the Department of Justice

     OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. OMI was sentenced on August 6, 2004 according to the agreement and paid a $4,200,000 fine and is serving a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in the fourth quarter of 2003. Any amounts received under insurance policies will be recognized when received.

     Arbitration with Athenian Sea Carriers Ltd.

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. Neither party has yet stated the amount of damages it will be seeking.

Item 2 - Changes in Securities and Use of Proceeds

      Stock Repurchases

     In August 1998, the Board of Directors approved the purchasing of up to 10 percent of the outstanding shares of the Company’s common stock and did not impose an expiration date on such purchases. As of September 30, 2004, the Company had repurchased an aggregate of 3,665,000 shares. During the fourth quarter through November 5, 2004, an additional 1,357,000 shares were purchased resulting in 4,435,000 shares remaining available for repurchase under this authority. The following table shows the monthly 2004 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

April 2004	215,000	$10.07	215,000	6,023,000
May 2004	1,373,000	$9.95	1,373,000	4,650,000

Total (1)	1,588,000	$9.96	1,588,000

Forfeitures of
Restricted
Stock:

March 2004	104,000	$6.10	n/a	n/a
April 2004	6,000	$6.60	n/a	n/a

Total (2)	110,000	$6.15	n/a	n/a

Fourth Quarter:

October 2004	674,000	$16.92	674,000	5,118,000
November 2004	683,000	$17.42	683,000	4,435,000

Total 2004 (3)	3,055,000	$13.03	3,055,000

(1)	Total at September 30, 2004.
(2)	Increase in the number of shares repurchased resulted from forfeitures of restricted stock granted. Average price paid per share is the grant price used at the measurement date.
(3)	Total as of the last purchase date of treasury stock up to November 5, 2004. The increase in share repurchases in 2004 reflects the Company’s strong cash flow, which has been used for repayment of debt under revolving credit facilities. The Company’s current outstanding debt has favorable interest rates; accordingly, the Company is using cash generated from operations to enhance shareholder value by repurchasing shares of its common stock.

Restricted Stock

     During the second quarter 2004, the Company issued 251,000 shares of its restricted stock to senior officers, an employee and directors valued at an aggregate of $2,969,000 pursuant to the Company’s 2003 Stock Incentive Plan.

Offering and Sale of Common Stock

     On June 24, 2004, the Company entered into an underwriting agreement with Goldman, Sachs & Co., as representative of the underwriters, for the offering and sale of 9,000,000 shares of common stock of the Company under the Company's shelf Registration Statement on Form S-3 (File No. 333-105195; the "Registration Statement"). On the same date, the Company entered into a separate underwriting agreement with Goldman, Sachs & Co., as representative of the underwriters, for the offering and sale of 2,000,000 shares of common stock of the Company under the Company's Registration Statement. The sale of the common stock pursuant to the Underwriting Agreements closed on June 29, 2004. In connection with the offering of 9,000,000 shares, the Company granted the underwriters an option to purchase shares of its common stock based on the same terms and such option was exercisable within 30 days from June 24, 2004. During June 2004, the underwriters purchased 1,204,000 shares through exercise of such option.

The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and estimated offering expenses were approximately $137,695,000. All of the net proceeds were used as partial payment on the Athenian acquisition (which closed on July 8, 2004) for the purchase of vessels and vessels under construction.

Item 3 - Defaults upon Senior Securities

       None.

Item 4 – Submission of Matters to a Vote of Security Holders

       None.

Item 5 - Other Information

       None.

Item 6 - Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.
31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2004 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.
32.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	November 8, 2004	By:	/s/ Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	November 8, 2004	By:	/s/ Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer