Form 10-K
period 2004-12-31
OMI CORP/M I
filed 2005-03-15
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 001–14135

OMI CORPORATION

(Exact name of Registrant as specified in its charter)

Marshall Islands	52–2098714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Registrant’s Address:
One Station Place
Stamford, Connecticut 06902
www.omicorp.com

Registrant’s telephone number including area code: (203) 602–6700

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

YES        X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

YES        X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES        X        NO

Aggregate market value of Registrant’s voting stock, held by non–affiliates, based on the closing price on the New York Stock Exchange as of the close of business on June 30, 2004:

$1,076,241,022

Number of shares of the Registrant’s Common Stock outstanding as of March 10, 2005:

85,679,944

The following document is hereby incorporated by reference into Part III of this Form 10–K:

(1)     Portions of the OMI Corporation 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

INDEX

PART I

Items		Page(s)

1. and 2.	Business and Properties	1
3.	Legal Proceedings	15
4.	Submission of Matters to a Vote of Security Holders	15
4A.	Management and Directors	16

PART II

5.	Market for OMI Corporation’s Common Stock and Related Stockholder Matters and Issurer Purchases of Equity Securities	18
6.	Selected Financial Data	20
7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	22
	Overview	22
	2004 Financial Summary	22
	Market Overview	25
	Critical Accounting Estimates	28
	Results of Operations	30
	Financial Condition and Capital Resources	42
7A.	Quantitative and Qualitative Disclosures about Market Risks	51
8.	Financial Statements and Supplementary Data	53
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
9A.	Controls and Procedures	81
	Management’s Report on Internal Control Over Financial Reporting	81
9B.	Other Information	84

PART III

10.	Directors and Executive Officers of OMI Corporation	84
11.	Executive Compensation	84
12.	Security Ownership of Certain Beneficial Owners and Management	84
13.	Certain Relationships and Related Transactions	84
14.	Principal Accountant Fees and Services	84

PART IV

15.	Exhibits, Financial Statement Schedules	84
	SIGNATURES

ii

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

General

OMI Corporation was incorporated under the laws of the Republic of the Marshall Islands on January 9, 1998. We have our principal place of business at One Station Place, Stamford, Connecticut and are listed on the New York Stock Exchange under the symbol “OMM”. The telephone number is (203) 602–6700.

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

Certifications Regarding Public Disclosures and Listing Standards

The unqualified certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act regarding the quality of OMI’s public disclosure are filed with the Securities and Exchange Commission as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2004.

In addition, the annual certification of the Chief Executive Officer regarding compliance by the Company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification to the New York Stock Exchange following the May 2004 annual shareholder meeting.

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

Interested parties may find the Board Guidelines on Corporate Governance Issues, the charters of its Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the Company’s Corporate Code of Ethics on our website. The information on our website is not incorporated by reference into this report.

Forward-Looking Statements

The Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” “budget,” “potential,” or “continue,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. For a description of the Forward Looking Statements which may appear in this Form 10-K, and risks and uncertainties associated with their “Forward Looking Statements” see page 50.

We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Description of Business/Properties

Development of OMI’s Business

We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The Company owns and has on order only double hull tankers. Our modern fleet comprising 42 double hull vessels is one of the youngest in the world, with an average age of approximately 2.6 years,1 compared to an industry average of approximately 9.3 years as of December 31, 2004.

Our customers include many of the world’s largest commercial and government owned oil companies and oil trading companies. To serve our customers with high-quality, modern vessels, we embarked on a fleet renewal program beginning in 1998 that has substantially reduced the age of our fleet, while at the same time expanding the fleet and concentrating our vessels into two core categories: Suezmax tankers and petroleum product carriers. As a result of our renewal program, our fleet now comprises 27 product carriers, which primarily transport refined petroleum products from refinery locations to consuming locations, and 15 Suezmax tankers (approximately 160,000 dwt each), which transport oil from production and storage locations to refinery locations. Our product carriers are smaller to mid-size tankers, namely, handysizes (25,000-40,000 dwt), handymaxes (40,000-50,000 dwt) and Panamaxes (50,000-80,000 dwt).

During 2004, the Company acquired five Suezmax crude oil tankers, all built in 2003 and 2004. We also acquired contracts for eight product carriers under construction, three of which have since been delivered to us. We acquired one other handysize product carrier built in 2004. We have taken delivery of three previously ordered product carriers in the same time period, and sold six crude oil carriers and two product carriers, six of which were single hull and two of which were double sided, leaving us with an exclusively double hull fleet.

The following sets forth a summary of our current fleet:

Crude Oil Fleet:	Number of Vessels		Aggregate dwt

1998-2004 built Suezmaxes	15	(a)	2,393,862

Product Carrier Fleet:

1999-2004 built handysizes	15		549,126
2000-2005 built handymaxes	10		470,081
2003 built Panamaxes	2		140,659

Total	27		1,159,866

Total Fleet	42		3,553,728

(a)	Two Suezmax tankers are chartered-in. One charter expires December 2006 and the other expires June 2010.

We expect to take delivery of three more new ice class 1A product carriers in 2005, and five product carriers, one of which is ice class 1A, in 2006. We also have agreed to time charter in two Suezmaxes for seven years, to commence following deliveries from the shipbuilder expected in June and September of this year.

We have been successful in implementing a chartering strategy that has allowed us to generate stable cash flow while retaining significant profit generating capabilities in a strong charter rate environment. While we have 16 of our 42 vessels on time charter, approximately 80% of our vessels on a dwt basis operate in the spot market. In 2004, we generated approximately $131 million of time charter (“TC”) revenue from time charters on 23 product carriers and two crude carriers. Revenue from time charters in 2005 is expected to be approximately $83 million, assuming seven time charters that expire are not renewed and others are not entered into. In 2004, TC revenue from time charters covered in excess of 100% of the following fixed expenses: company-wide general and administrative expense, total interest expense and operating expenses for vessels under time charter.

1
All averages referring to vessel age in this Form 10-K are based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line. Unless otherwise indicated, when we refer to our fleet of 42 vessels, we include two Suezmax tankers that we sold and subsequently “chartered-in” to our fleet under long-term time charters in 2001 and 2002. We have also included one vessel delivered to us on January 4, 2005 and one vessel delivered to us on March 1, 2005, and excluded two vessels sold in January 2005.

Our Strategy

Our strategy includes the following initiatives:

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

Balanced chartering in spot and time charter markets

We actively manage the balance between our spot and time charters to maintain cash flow stability without losing our ability to participate in strong spot markets. Our general objective is for revenue from our time chartered vessels to cover the following fixed expenses: company-wide general and administrative expense, total interest expense and operating expenses of the time chartered vessels. Our balanced chartering strategy helped us to be profitable even in the weak market conditions which prevailed from the second quarter of 2001 into the fourth quarter of 2002. In early 2004, we were able to extend the charter periods for four of our vessels, two by one year and two by two years. Additionally, of the product carriers delivered to us in 2004, three began five-year charters upon delivery from the shipyard and two being delivered in 2005 will begin five year time charters, all five of which charters provide for profit sharing. However, all of our Suezmax tankers operate in the spot market, which allows us to capitalize on a strong charter rate environment, as was the case during 2003, 2004 and currently, when market conditions were and are strong. Of the five product carriers whose charters expired in the fourth quarter of 2004, one was chartered for three years at a higher rate and the others entered into the spot market. At this time, our intention is to enter into additional time charters in order to increase the amount of predictable revenue going forward.

Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weaker in the second and third quarters. We also have several contracts of affreightment (“COAs”), which are agreements whereby the shipowner is hired to move an agreed amount of cargo on an agreed route at a set price per ton. Our existing COAs are of shorter duration than most of our time charters, but serve the same function. Finally, we have recently commenced trading in freight futures or the “paper market.” We can take a “long” position, which is similar in effect to chartering in a vessel (i.e. it is speculative) or a “short” position, which is similar in effect to time chartering out a vessel. COAs and freight futures are additional means of balancing risks in our business.

The following table reflects our contracted TC revenue through 2009:

Time Charter Revenue:
	Actual
(In Millions)	2004	2005	2006	2007	2008	2009

TC Revenue	$130.6	$82.5	$57.3	$38.9	$27.1	$14.1
Number of Vessels (a)	21(b)	15(c)	8(d)	7(e)	5(f)	2(g)

(a)	Number of vessels at the end of each year.
(b)	Twenty-five vessels operated on time charters during 2004; four vessels began contracts upon delivery, four vessels began new or renewal contracts and five vessels completed contracts during the year.
(c)	Twenty-three vessels will operate on time charters during 2005, including two vessels that will begin time charters upon delivery; assuming no extensions, 8 vessels complete time charters.
(d)	Fifteen vessels will operate on time charters during 2006; assuming no extensions, 7 vessels complete time charters.
(e)	Eight vessels will operate on time charters during 2007; assuming no extensions, 1 vessel will complete its time charter.
(f)	Seven vessels will operate on time charters during 2008; assuming no extensions, 2 vessels will complete their time charters.
(g)	Three vessels will complete their time charters in 2009 and two in 2010.

Note:
TC revenue is the amount contracted to date in the table above and does not include projections other than for expected delivery dates of newbuildings and offhire relating to drydock. We intend to time charter vessels at opportunistic times.

Continued acquisition of modern vessels while improving our balance sheet

Our strategy is to continue building our fleets of Suezmax tankers and product carriers as market conditions and opportunities warrant, while maintaining a prudent debt-to-total capitalization ratio. During 2004, we invested $675 million in acquiring modern vessels, while at the same time our total debt (current portion of long-term debt plus long-term debt) to total capitalization (debt plus stockholders’ equity) went from 51% as of December 31, 2003 to 55% as of December 31, 2004. During the period we issued $140 million value in our common stock and expended $141 million in repurchasing common stock.

The rise of the total debt-to-total capitalization to 55% occurred due to the repurchase of 6.3 million shares of common stock in the fourth quarter, which reduced equity. Due to continuing strong tanker markets, we expect to reduce this percentage during 2005. We will continue to monitor opportunities to acquire modern vessels at attractive returns on capital.

Enter into strategic alliances

Working with other business enterprises in our industry provides us with superior market information, scheduling efficiencies and access to expertise. It provides opportunities to reduce ballast time which may result in higher earnings for our vessels. All 15 of our Suezmax tankers are marketed through a marketing alliance known as Alliance Chartering LLC (“Alliance”) with another large Suezmax tanker owner Frontline Ltd. Commencing in December 2003, our Suezmax tankers were pooled with a European shipowner in the Gemini Pool (“Gemini”). This pool for double hull Suezmax vessels, is operated by Gemini Tankers LLC, a wholly owned subsidiary of OMI and marketed by Alliance.

Our Fleet

The following tables set forth additional detail about our fleet. Our current fleet consists of two segments; crude oil fleet and product carrier fleet.

EXISTING FLEET(a)

		Ice	Year		Charter
Name of Vessel	Type of Vessel	Class(b)	Built	Dwt	Expiration

CRUDE OIL FLEET:
ARLENE	Suezmax		2003	165,293	SPOT
INGEBORG	Suezmax		2003	165,293	SPOT
SOMJIN	Suezmax		2001	160,183	SPOT
HUDSON	Suezmax		2000	159,999	SPOT
POTOMAC	Suezmax		2000	159,999	SPOT
DELAWARE	Suezmax		2002	159,452	SPOT
DAKOTA	Suezmax		2002	159,435	SPOT
ADAIR	Suezmax		2003	159,199	SPOT
ANGELICA	Suezmax		2004	159,106	SPOT
JANET	Suezmax		2004	159,100	SPOT
SACRAMENTO	Suezmax		1998	157,411	SPOT
PECOS	Suezmax		1998	157,406	SPOT
SABINE	Suezmax		1998	157,332	SPOT
OLIVER JACOB(c)	Suezmax		1999	157,327	SPOT
MAX JACOB(c)	Suezmax		2000	157,327	SPOT

				2,393,862

PRODUCT CARRIER FLEET:
OTTAWA	Panamax		2003	70,297	Apr-08
TAMAR	Panamax		2003	70,362	Jul-08
NECHES	Handymax		2000	47,052	Oct-07
SAN JACINTO	Handymax		2002	47,038	SPOT
MOSELLE	Handymax		2003	47,037	Feb-06
GUADALUPE	Handymax		2000	47,037	SPOT
AMAZON	Handymax		2002	47,037	SPOT
ROSETTA	Handymax		2003	47,015	Mar-06
BRAZOS(d)	Handymax		2005	47,000	SPOT
LAUREN(e)	Handymax		2005	46,955	SPOT
JEANETTE	Handymax		2004	46,955	SPOT
HORIZON	Handymax		2004	46,955	SPOT
ORONTES	Handysize	1B	2002	37,383	Mar-06
OHIO	Handysize	1B	2001	37,278	Dec-05
GARONNE	Handysize	1A	2004	37,278	Apr-09(f)
GANGES	Handysize	1A	2004	37,178	SPOT
RUBY	Handysize	1B	2004	37,384	SPOT
ASHLEY	Handysize	1B	2001	37,270	SPOT
MARNE	Handysize	1B	2001	37,230	SPOT
LOIRE	Handysize	1A	2004	37,106	Feb-09(f)
SAONE	Handysize	1A	2004	36,986	Jul-09(f)
TRINITY	Handysize		2000	35,834	Oct-06
MADISON	Handysize		2000	35,828	Sep-06

Our Fleet (continued)

		Ice	Year		Charter
Name of Vessel	Type of Vessel	Class(b)	Built	Dwt	Expiration

RHONE	Handysize		2000	35,775	Apr-05
CHARENTE	Handysize		2001	35,751	Sep-06(f)
ISERE	Handysize		1999	35,438	Sep-06(f)
SEINE	Handysize		1999	35,407	Jul-05

				1,159,866

Total Current Fleet				3,553,728

(a)	All vessels are double hull.
(b)	See Glossary beginning on page12 for trading capabilities.
(c)	Chartered –in vessel.
(d)	Vessel delivered from the shipbuilder in March 2005.
(e)	Vessel delivered from the shipbuilder in January 2005.
(f)	Time charters with profit sharing. (SEINE and RHONE received profit sharing in 2004; however, the 2004 time charter extensions were renewed at higher rates with no profit sharing)

Currently, we have the following eight product carriers and two Suezmaxes to be delivered:

VESSELS TO BE ACQUIRED(a)

		Ice	Date To Be		Charter
Name of Vessel	Type of Vessel	Class(b)	Delivered	Dwt	Expiration

Vessels under construction:
FOX	Handysize	1A	Jun-05	37,000	Jun-10(c)
THAMES	Handymax	1A	Aug-05	47,000	SPOT
TEVERE	Handysize	1A	Aug-05	37,000	Aug-10(c)
WABASH	Handymax		Jan-06	47,000	SPOT
KANSAS	Handymax		Mar-06	47,000	SPOT
REPUBLICAN	Handymax		Apr-06	47,000	SPOT
RHINE	Handysize	1A	Apr-06	37,000	SPOT
PLATTE	Handymax		May-06	47,000	SPOT

Total				346,000

Vessels to be Chartered in:
TBN(d)	Suezmax		Jun-05	160,000	SPOT
TBN(d)	Suezmax		Sep-05	160,000	SPOT

Total				320,000

Total Vessels to be delivered				666,000

Total Fleet with Vessels to be Acquired				4,219,728

(a)	All vessels are double hull.
(b)	See Glossary beginning on page12 for trading capabilities.
(c)	Time charters with profit sharing.
(d)	To be named; vessel is time chartered-in for seven years.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial Operations, which involves chartering a vessel; and

•	Technical Operations, which involves maintaining, crewing and insuring a vessel.

Our office staff, either directly or through a subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition, construction management and oversight; and

•	financial, accounting and information technology services.

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

Under a time charter, the owner of the vessel provides the vessel to the charterer to use for a fixed period of time in return for the payment of a specified daily or monthly hire rate. Operating costs, such as for crews, maintenance and insurance are typically paid by the vessel owner, while voyage costs, such as fuel and port charges, are paid by the charterer. Once we have time chartered a vessel, trading of the vessel and the commercial risk shift to the customer.

We charter our vessels for varying periods, ranging from a single voyage, as in the case of our spot market charters, to multiple years, as in the case of our long-term time charters. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs. In addition, there is also a profit sharing element in five of our existing time charters (and two currently under construction) that allows us to further capitalize on the upside of the spot market without undue risk. Operating vessels in the spot market affords us greater speculative opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control.

Crude oil tankers

Our Suezmax tankers are commercially managed by Alliance Chartering LLC, a marketing alliance we operate in conjunction with Frontline Ltd., another large Suezmax tanker owner and operator. Alliance currently manages approximately 44 Suezmax tankers, including the Suezmax fleets of Frontline Ltd. and several smaller owners. The overall size and quality of the fleet give us access to market information and improve our vessel utilization.

Alliance operates through Frontline’s offices in Oslo, Norway and through our offices in Stamford, Connecticut. The Oslo office commences trading at the time of its opening and transfers trading to our Stamford office later in the day. Our vessels may load at any oil production area and discharge at any refinery suitable for Suezmax vessels. Typical voyages chartered through Alliance for our Suezmax tankers are for loading crude oil in North Sea or West African ports and discharging it at refineries in the East or Gulf Coasts of the United States. Alliance employs objective criteria when it selects a vessel for a particular charter. Each vessel owner receives the revenues from voyages it performs.

Under an arrangement that commenced in December 2003, we have pooled all of our Suezmax tankers with two Suezmax tankers owned by a European shipowner in a pool called “Gemini Tankers”. Alliance commercially manages the vessels in the pool and revenues are paid into the pool for the vessel performing the charter. Revenues received by the pool are shared by the Company and the European shipowner according to an agreed formula.

Product carriers

Our product carriers are available for spot market voyages, contracts of affreightment or time charters and are commercially managed by us from our Stamford and London offices. Sixteen of our 27 product carriers currently are on time charter. The charterers of time chartered vessels decide where to send the vessels to load and discharge. We trade the other product carriers in the spot market.

Technical operations

All of our owned vessels are operated and managed on a technical basis by our wholly owned subsidiary, OMI Marine Services LLC, which has offices in Houston, Texas and Stamford, Connecticut. Technical management involves crewing, maintaining and insuring the vessels and arranging for vetting by customers, potential customers and others. OMI Corporation provides certain services to OMI Marine Services LLC, including arranging insurance and providing claims services. OMI Marine Services LLC currently obtains crews through Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), an unaffiliated crewing agent in Mumbai, India. OMCI provides crews, most of whom are from India. In addition to operating the vessels during voyages, the crews perform general maintenance, sometimes with the help of additional personnel. A portion of our technical management is subcontracted to the crewing agent as well, as the crewing agent has access to many seamen who have previously served on our vessels and therefore have knowledge of our ships and experience with our operations.

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

Competition

The international shipping industry is highly competitive with many market participants. There are approximately 3,100 tankers aggregating approximately 305.7 million dwt, and the largest tanker owner has less than 5.0% of the total market dwt. The refined petroleum products transport segment is even more fragmented than the crude oil transport segment with the largest fleet being approximately 2.1% of the segment.

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

Employees and Labor Relations

As of December 31, 2004, we had approximately 50 office employees. Additionally, there are in aggregate approximately 1,200 seagoing personnel on board our vessels at any one time.

Our agent signs labor contracts in India with labor organizations that represent seagoing personnel. We are not a party to these contracts. One of these contracts is with a union representing the ratings, or non-officer, seagoing personnel and another is with a union representing officers. Our labor relations historically have been good and we expect these positive relations to continue.

Customers

Revenues from major customers, defined as 10 percent or more of consolidated revenue was as follows:

	2004	2003	2002

Chartering and Shipping S.A.	$67,327,000	$34,305,000	$34,468,000
Chevron Transport Corp.	53,966,000	—	—
El Paso Marine Company	—	43,254,000	27,762,000

We note that loss of any particular customer is irrelevant in the spot market, as other customers are always available, and relevant in the time charter market only to the extent the time charter rate with that customer exceeds the then current time charter or spot market rate.

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

United States requirements

OPA 90 affects all vessel owners and operators shipping oil or hazardous material to, from, or within U.S. waters. The law phases out the use of tankers having single hulls and effectively imposes on vessel owners and operators unlimited liability in the event of a catastrophic oil spill. OPA 90 requires that tankers over 5,000 gross tons calling at U.S. ports have double hulls if contracted after June 30, 1990 or delivered after January 1, 1994. Furthermore, OPA 90 calls for the phase out of all single hulled tankers by the year 2010 according to a schedule that is based on size and age of the vessel, unless the tankers are retrofitted with double hulls. OPA 90 permits single hulled tankers to operate until the year 2015 if they discharge at the Louisiana Offshore Oil Port (“LOOP”) or off-load, or lighter, at approved lightering areas more than 60 miles offshore.

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

The European Parliament’s new Regulation No. 1726/2003, effective October 21, 2003, provides for an accelerated phase out of non-double hull tankers. Specific phase-out dates depend upon the year of construction and whether the tanker has segregated ballast tanks, among other factors. In addition, non-double hull tankers cannot carry heavy grades of oil to or from member ports, and commencing in 2005 all single hull tankers above 15 years of age must comply with a condition assessment program to enter or leave member states’ ports. In December 2003, IMO announced the adoption of a revised accelerated phase out schedule for single hull tankers along with other measures, including an extended application of the condition assessment program for single hulled tankers 15 years old or older and a ban on the carriage of certain heavy grades of oil in single hulled tankers, all of which enter into force April 5, 2005.

We no longer have any non-double hull vessels and therefore do not have issues relating to their trading.

Other regulations

We are also required by various other governmental and quasi–governmental agencies to obtain permits, licenses and certificates for our vessels, depending upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner or charterer. We believe that we have, or can readily obtain, all permits, licenses, approvals and certificates necessary to permit our vessels to operate.

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

The requirements contained in the International Safety Management Code, or ISM Code, promulgated by the IMO also affects our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. OMI Marine Services LLC, our wholly owned subsidiary that is the technical operator of all of our owned vessels, is certified as an approved ship manager under the ISM Code, as is OMCI, to whom work is subcontracted.

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

Protection and Indemnity Insurance. We maintain P&I insurance for pollution and spillage of up to $1 billion, and for war and terrorist-related acts of $200 million, in each case per occurrence per vessel. P&I insurance is provided by mutual marine indemnity associations, or “P&I Clubs,” formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members. Each P&I Club has capped its exposure to each of its members at $4.25 billion; each member’s potential exposure to the P&I Club is not otherwise limited. Deductibles vary up to $25,000 per claim, depending on the nature of the claim. As with other forms of mutual insurance, the members of each P&I Club share in the benefits if the overall results of the P&I Club are favorable and are liable for additional payments when and if required.

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

Taxation of Operating Income

We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule. We can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our U.S. source shipping income, which constitutes not more than 50% of our gross shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

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

Combined carriers	are vessels capable of carrying either liquid or dry cargos in bulk.

Commercial operations
refers to the process of employment, or chartering, of a vessel and associated functions, including seeking and negotiating employment, billing and collecting revenues, issuing voyage instructions, purchasing fuel and appointing port agents.

Contract of Affreightment or COA
COA is the abbreviation for Contract of Affreightment, which is an agreement providing for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate. An example would be two shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading.

Crude oil tanker	means a tanker vessel designed to carry crude oil or low grade oil products.

Double bottomed	refers to a vessel with an inner and outer bottom separated by void space.

Double hull	refers to a vessel with an inner and outer side and bottom separated by void space.

Double sided	refers to a vessel with an inner and outer side separated by void space.

Drydocking	is the performance of repairs and maintenance while a vessel has been taken out of the water. During drydockings, which are required to be carried out periodically, certain mandatory Classification society inspections are carried out and relevant certifications issued. Normally, as the age of a vessel increases, the cost of drydocking increases.

dwt	means deadweight ton, which is a unit of a vessel’s capacity for cargo, fuel oil, stores and crew. A vessel’s dwt or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Gross ton	means the volume of the interior of a vessel including all spaces except the void areas related to a double hulled, double sided or double bottomed vessel, expressed in a ton equal to 100 cubic feet.

Handymax	is a vessel of 40,000 to 50,000 dwt.

Handysize	is a vessel of 25,000 to 40,000 dwt.

Hull and machinery insurance	is the basic asset coverage insurance for repair or replacement of a damaged or lost vessel.

Ice Class	refers to a vessel designed and built to be able to trade in areas in which there is ice. Ice Class 1A, 1B and 1C vessels can operate in ice areas no greater than 80cm thick, 60cm thick and 40cm thick, respectively. The vessels do not break ice, but may follow ships that do.

IMO	the abbreviation for International Maritime Organization, an agency of the United Nations, which is the body that is responsible for the administration of internationally developed maritime safety and pollution treaties, including MARPOL 73/78.

Lay-up	means taking a vessel out of service, generally for an extended period.

Lightering	is the process of discharging a vessel’s cargo into smaller vessels.

Lightweight	means the weight of the hull and superstructure in long tons.

MARPOL 73/78	is the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, which includes regulations aimed at preventing and minimizing pollution from ships by accident and by routine operations.

Newbuilding	means a newly constructed vessel.

OPA 90	is the abbreviation for the U.S. Oil Pollution Act of 1990.

Off-hire	is any period in which a vessel under charter is not earning revenue.

Orderbook	refers to vessels under contract to be constructed, usually expressed by number of vessels or dwt.

Panamax	means a vessel of 50,000 to 80,000 dwt.

Pool	is a grouping of vessels in which the financial results are aggregated, then distributed among pool members according to an agreement.

Product carrier	means a tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

P&I Insurance	is insurance obtained through a mutual association or “P&I Club” formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members.

Scrapping	is the process by which a vessel is stripped of equipment and broken up, generally for reprocessing of its steel.

Sister ship	is a vessel built to the same plans and specifications as another vessel.

Slow steaming	means slowing the speed of the vessel, which saves fuel.

Special survey	refers to the inspection of a vessel by a Classification Society surveyor which takes place every four to five years.

Spot market	is the market for immediate chartering of a vessel.

Suezmax	means a vessel of 120,000 to 200,000 dwt, which generally transports about one million barrels of oil.

Tanker	means a vessel designed to carry liquid bulk commodities.

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

Tonne-mile	means tonnes carried by a vessel multiplied by the distance traveled.

Tonne	means a metric ton - 1,000 kilograms or 2,204.6 pounds.

ULCC	means an Ultra Large Crude Carrier, of greater than 320,000 dwt

Vetting	refers to the process by which a vessel or company is inspected and appraised.

VLCC	means a Very Large Crude Carrier, of 200,000 - 320,000 dwt, which generally transports two million barrels or more of crude oil.

Voyage “Spot” Charter
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

Item 3. LEGAL PROCEEDINGS

We reached an agreement in late 2003 with the Department of Justice (“DOJ”) pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The Company was responsible due to the actions of crew on the vessel, which were not known by personnel at the Company’s offices and were against Company policy. Sentencing was in August 2004; the Company paid a $4.2 million fine and commenced serving a probationary period of three years. The fine and associated costs aggregating $6 million were expensed in 2003. The Company has filed claims with insurers with respect to the fine and costs.

The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. If the Company is correct, it will be entitled to certain additional expenses it incurred and the increase in value, if any, of the vessel over the contract price. If the Company loses, it would most likely lose the amount of its deposit, approximately $6.4 million.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

Item 4A. MANAGEMENT AND DIRECTORS

Set forth below is certain information with respect to our management and directors as of March 10, 2005.

Name	Age	Position

Craig H. Stevenson, Jr.	51	Chairman of the Board, Chief Executive Officer
Robert Bugbee	44	President and COO; Director
Kathleen C. Haines	50	Senior Vice President, Chief Financial Officer and Treasurer
Cameron Mackey	37	Senior Vice President, OMI Marine Services LLC
Fredric S. London	57	Senior Vice President, General Counsel and Secretary
Stavros Skopelitis	58	Vice President
James D. Woods	73	Director
James N. Hood	70	Director
Michael Klebanoff	84	Director
Philip J. Shapiro	52	Director
Donald C. Trauscht	71	Director
G. Allen Brooks	59	Director

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

Cameron Mackey was elected Senior Vice President of OMI Marine Services LLC in 2004. He had been working in Business Development at OMI since June 2002. Prior thereto he was obtaining an MBA and working on tankers in varying capacities for another owner.

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

James D. Woods is Chairman Emeritus of Baker Hughes Inc., one of the largest companies in the oil–services industry, and worked for it and its predecessor from 1955 to 1997. From January 1989 until January of 1997 Mr. Woods was Chairman of the Board and Chief Executive Officer of Baker Hughes Inc. Mr. Woods is also a director of Varco International Inc., Esco Technologies, Inc., United States Energy Company, Inc., and Foster Wheeler, Ltd.

James N. Hood is self employed. He was President and Chief Executive Officer of Teekay Shipping Corporation from 1992 to 1998, Director of Teekay Shipping Corporation from 1993 to 1998 and consultant to Teekay Shipping Corporation from 1998 to 2000. In addition to his 23 years of shore service in various senior management positions, Captain Hood served at sea for 19 years, including four years of command experience.

Michael Klebanoff is a private investor. He was President of Old OMI from 1969 to 1983 and was Chairman of the Board of Old OMI from 1983 until November 1995.

Philip J. Shapiro was elected director on April 3, 2002. Since 1988 he has been the President and Chief Executive Officer of Liberty Maritime Corporation, the largest privately held independent operator of U.S. flag dry bulk vessels.

Donald C. Trauscht was elected director on December 1, 2000. He has been Chairman, BW Capital Corporation since 1966. From 1967 to 1995, Mr. Trauscht held a number of positions at Borg Warner Corporation, including Chairman and Chief Executive Officer. Mr. Trauscht is a director of Esco Technologies, Inc., Integrated Electrical Services, Inc. and Bourns, Inc.

G. Allen Brooks is owner and President of G. Allen Brooks, L.L.C., a consulting firm to the oil and gas industry. From 1997 to early 2005 he was Executive Director at CIBC World Markets Corp., where he headed up the firm’s North American oil field service industry research.

PART II

Item 5. MARKET FOR OMI CORPORATION’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

OMI trades on the New York Stock Exchange under the symbol “OMM”. As of March 10, 2005 the number of stockholders of record of OMI common stock was approximately 2,788. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

2004 Quarter	1st	2nd	3rd	4th

High	$11.55	$12.88	$16.12	$22.05
Low	$ 8.76	$ 9.36	$11.81	$14.68

2003 Quarter	1st	2nd	3rd	4th

High	$5.09	$6.45	$7.72	$9.22
Low	$4.06	$4.30	$6.00	$6.00

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases

In 1998, the Board of Directors approved the purchasing of up to 10 percent of the outstanding shares of the Company’s common stock and did not impose an expiration date on such purchases. In November 2004, the Board of Directors authorized the repurchase of the Company’s common stock with up to 40% of the proceeds from the $250 million received upon the issuance of 2.875% Convertible Notes in December 2004. As of December 31, 2004, the Company repurchased an aggregate of 6,302,000 shares in the fourth quarter 2004 and 7,890,000 shares during all of 2004. On December 14, 2004, the Board of Directors established new authority for the Company to repurchase from time to time of up to 4,250,000 shares of common stock.

The following table shows the monthly 2004 stock repurchase activity:

			Total Number of
			Shares Purchased	Maximum Number
			As Part of	of Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

April 2004	215,000	$10.70	215,000	5,816,000
May 2004	1,373,000	9.95	1,373,000	4,443,000
October 2004	674,000	16.92	674,000	5,859,000
November 2004	812,000	17.46	812,000	5,941,000
December 2004	4,816,000	20.76	4,816,000	4,250,000

Total	7,890,000	17.92	7,890,000

March 2004	104,000	$ 6.10	n/a	n/a
April 2004	6,000	6.60	n/a	n/a

Total(1)	110,000	6.15	n/a	n/a

(1)	Increase in the number of shares repurchased resulted from forfeitures of restricted stock granted.

Restricted Stock

During the second and fourth quarters of 2004, the Company issued 251,000 shares and 36,500 shares, respectively, of its restricted stock to senior officers, employees and directors valued at an aggregate of $3,718,000 pursuant to the Company’s 2003 Stock Incentive Plan.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options and restricted stock have been granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	185,000	$5.16	3,285,554
Equity compensation plans not approved by security holders	—	N/A	—

Total	185,000	5.16	3,285,554

Payment of Dividends to Stockholders

The Company paid dividends on its common stock in the amount of $0.05 per share on April 14, 2004 (to holders of record on March 22), on July 14, 2004 (to holders of record on June 24, 2004) and October 13, 2004 (to holders of record on September 23, 2004). The Company paid a dividend of $0.07 per share on January 11, 2005 to holders of record on December 22, 2004. Aggregate payments were $18.6 million for dividends declared in 2004. The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party. (See Note 4 to the Consolidated Financial Statements.)

Item 6. SELECTED FINANCIAL DATA

OMI CORPORATION AND SUBSIDIARIES

	For The Years Ended December 31,

Income Statement Data:	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Revenue	$ 564,674	$ 323,153	$201,557	$212,317	$188,832
Operating Expenses:
Voyage Expense	80,183	53,756	37,962	34,111	27,707
Vessel Expense	62,801	56,783	51,478	42,344	29,297
Charter Hire Expense	59,996	22,668	16,654	8,416	16,184
Depreciation and Amortization	56,172	50,891	43,583	32,688	18,323
General and Administrative	24,867	16,603	12,689	12,420	11,269
Provision for Settlement Loss
and Related Expenses	—	6,000	—	—	—
Provision for Impairment Loss on Vessels	—	2,770	—	—	—
(Gain) Loss on Disposal of Vessels—Net	(1,726)	14,358	289	(19,516)	10,814
Operating Income	282,381	99,324	38,902	101,854	75,238
Interest Expense	34,460	23,854	24,845	20,921	27,260
Net Income	245,695	76,471	15,469	82,344	53,085

Share and Per Share Data:
Basic Earnings per Common Share	$ 2.87	$ 0.98	$ 0.22	$ 1.22	$ 0.94
Diluted Earnings per Common Share	$ 2.86	$ 0.98	$ 0.22	$ 1.21	$ 0.93
Weighted Average Shares Outstanding:
Basic	85,712	77,934	70,829	67,518	56,657
Diluted	85,839	78,182	71,033	67,892	56,940
Cash Dividend Declared per Common Share	$ 0.22	—	—	—	—

Balance Sheet Data at End of Year:
Cash and Cash Equivalents	$ 41,805	$ 48,788	$ 40,890	$ 17,730	$ 35,328
Vessels Held for Sale	—	16,514	—	—	—
Vessels and Other Property—Net	1,487,598	991,173	864,953	705,030	484,510
Construction in Progress (Newbuildings)	116,895	31,584	37,857	84,736	2,905
Total Assets	1,771,006	1,153,820	989,621	875,627	591,504
Current Portion of Long-Term Debt	33,200	21,369	32,602	40,238	40,577
Long-Term Debt	907,236	543,503	477,959	392,316	275,986
Total Stockholders’ Equity	767,402	537,764	437,822	401,816	254,703

Other Data:
Time Charter Equivalent Revenue(a)	$ 483,566	$ 269,172	$163,468	$177,733	$161,125
EBITDA(b)	336,327	151,216	82,491	135,953	98,668
Capital Expenditures:
Vessels, Other Property and Construction in
Progress Payments	675,639	229,720	206,757	441,887	164,396
Payments for Drydocking	4,087	1,621	5,086	6,540	—
Ratio of Total Debt to Total Capitalization(c)	55%	51%	54%	52%	55%
Ratio of Earnings to Fixed Charges(d)	5.5x	2.87x	1.32x	3.35x	2.06x

Fleet Data at End of Year:
Number of Vessels	42	36	36	31	22
Average Age of Fleet (Years)	2.8	5.8	6.2	6.6	6.1

(a)
Consistent with general practice in the tanker shipping industry, we use Time Charter Equivalent (“TCE”) revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter, which assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenues, a non-GAAP measure, eliminates this distinction and provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. The following table reconciles TCE revenues with voyage revenues.

	For The Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands)
TCE revenue:
Revenue	$564,674	$323,153	$201,557	$212,317	$188,832
Less: Other Revenue	925	225	127	473	—

Voyage and Time Charter revenue	563,749	322,928	201,430	211,844	188,832
Voyage Expenses	80,183	53,756	37,962	34,111	27,707

TCE Revenue	$483,566	$269,172	$163,468	$177,733	$161,125

(b)
OMI’s definition of EBITDA is net income before interest, taxes, and depreciation and amortization. We use EBITDA in order to provide meaningful additional information that enables management to monitor and evaluate our ongoing operating results and trends and to provide investors with an understanding of operating performance over comparative periods. OMI believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. OMI has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. OMI’s computation of EBITDA may not be comparable to similar titled measures of other companies. The following is a reconciliation of net income, as reflected in our Consolidated Statements of Income, to EBITDA:

	For The Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Net Income	$245,695	$ 76,471	$15,469	$ 82,344	$53,085
Add (Subtract):
Interest Expense	34,460	23,854	24,845	20,921	27,260
(Benefit) Provision for Income Taxes	—	—	(1,406)	—	—
Depreciation and Amortization	56,172	50,891	43,583	32,688	18,323

EBITDA	$336,327	$151,216	$82,491	$135,953	$98,668

(c)	Ratio of Total Debt to Total Capitalization was calculated as debt (current debt plus long-term debt) divided by capitalization (debt plus stockholders’ equity).

(d)	The ratios of earnings to fixed charges were calculated as follows:

	For The Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except ratios)
Earnings:
Earnings from continuing operations(1)	$245,695	$ 76,471	$14,063	$ 82,122	$49,858
Add:
Fixed charges(2)	53,849	40,586	34,737	34,438	47,666
Amortization of capitalized interest(3)	552	480	307	281	255
Distributions from joint ventures(4)	—	—	—	2,494	1,209
Subtract:
Capitalized interest	(3,717)	(1,230)	(3,114)	(4,052)	(946)

Total Earnings	$296,379	$116,307	$45,993	$115,283	$98,042

Fixed charges:(2)
Interest expense	31,359	21,895	22,478	19,303	25,806
Capitalized interest	3,717	1,230	3,114	4,052	946
Capitalized expense relating to debt	12,778	10,234	1,466	4,354	7,030
Estimate of interest in rental expense	5,995	7,227	7,679	6,729	13,884

Total Fixed charges	$ 53,849	$ 40,586	$34,737	$ 34,438	$47,666

Ratio of Earnings to Fixed Charges	5.50x	2.87x	1.32x	3.35x	2.06x

The ratios of earnings to fixed charges were calculated based on information from our records. For purposes of these tables, “earnings” is calculated by adding: (1) pre-tax income from continuing operations before income or loss from equity investees; (2) fixed charges; (3) amortization of capitalized interest; and (4) distributed income of equity investees; and then subtracting: capitalized interest. “Fixed charges” is calculated by adding: interest expensed and capitalized; amortized capitalized expenses related to indebtedness; and an estimate of the interest within rental expense. The term “equity investees” means investments that we account for using the equity method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

The following presentation of management’s discussion and analysis of results of operations and financial condition should be read in conjunction with our consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Form 10-K.

Overview

We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. Our fleet currently comprises 42 vessels (including two handymax product carriers delivered in January and March 2005, and excluding two handysize product carriers disposed of in January 2005) aggregating approximately 3.6 million dwt, consisting of 15 Suezmaxes (including two chartered-in vessels), two Panamax product carriers and 25 handysize and handymax product carriers. In the discussions that follow, we sometimes refer to our crude oil tankers as the “Crude Oil Fleet” and our product carriers as our “Clean Fleet”. Please see Part I, Items 1 and 2. Business and Properties—Our Fleet, for a list of our vessels.

2004 Financial Summary

Our 2004 activities reflect our strategy of growing the fleet by acquiring modern double hull vessels and marketing such vessels to maximize profit in strong markets and remaining profitable in weaker tanker markets. As of December 31, 2004, the average age of our vessels (excluding two vessels sold and a new building delivered in January of 2005) was 2.61 years old, which makes OMI an operator and owner of one of the youngest large fleet of double hull vessels in the world. At the same time, OMI has implemented a long-term dividend policy to maximize shareholder value while maintaining a strong balance sheet and being able to take advantage of opportunities in the market as they arise. OMI is a growing Company, with strategies to maintain shareholder value and to maintain a high quality fleet of vessels. We will continue to grow our fleet beyond our 2004 acquisitions with the delivery of 12 vessels (two vessels of which are operating leases), seven of which will be delivered in 2005 and five in 2006.

OMI’s net income of $245.7 million for the year ended December 31, 2004 was a record level in the Company’s history (the Company was spun-off from a Delaware company in 1998). Revenue of $564.7 million for the year ended December 31, 2004 increased $241.5 million or 75 percent over the comparable year ended December 31, 2003. Average spot rates earned by our Suezmax fleet were 88 percent higher for the year compared to the previous year. The following table illustrates the five year average TCE rates for our Suezmax fleet:

	Suezmax Fleet – Daily TCE rate
Period	2004	2003	2002	2001	2000

Twelve Months	$ 63,703	$ 33,961	$ 17,952	$ 29,212	$ 36,648
Fourth Quarter	90,062	35,174	24,878	19,824	49,390
Third Quarter	49,717	19,145	12,539	20,340	42,041
Second Quarter	43,415	38,053	17,833	37,426	27,185
First Quarter	62,285	45,222	14,821	38,357	22,733

Our Company benefited in 2004 from the robust tanker market (see Market Overview) resulting in higher earnings for the Suezmax fleet. Earnings also benefited from acquisitions, with five more Suezmax vessels acquired in mid-2004 at a time when rates were very strong compared to prior year rates and seven product carriers delivered at various times in 2004 operating on both time charters and in the spot market.

Due to our strong financial performance, we were able to continue to meet our goal of strengthening our Balance Sheet. Our current financial condition permitted us to establish a regular quarterly dividend in the first quarter 2004. We increased the dividend paid in the fourth quarter by 40%, from $0.05 per share to $0.07 per share, and again in the first quarter of 2005 by another 14 % to $0.08 per share. We also repurchased 7.9 million common shares for an aggregate of $141.4 million under a share repurchase program approved by the Board of Directors. In December 2004, the Board of Directors established new authority for the Company to repurchase from time to time of up to 4,250,000 shares of common stock.

1	Note: All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line

Over the past year our liquidity increased with unrestricted cash and amounts available under our lines of credit aggregating approximately $303.0 million at December 31, 2004.

OMI’s financial performance in 2004 and currently, in 2005, is based on the following key elements of our business strategy:

(1)
concentration in two vessel categories: Suezmax tankers, which offer size advantages (over aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last year we have added six ice class handysize product carriers to our fleet,

(2)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures,

(3)
manage the balance of the ability to capture upside in stronger spot markets with predictable profits from long-term contracted revenues to cover a certain portion of fixed costs. This strategy has been effective in strong and weak tanker markets, giving us comfort when we look at the vagaries of the shipping markets,

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio),

(5)	enter into strategic alliances and operate from geographic locations that provide us with market opportunities to improve our vessel utilization and earnings,

(6)	monitor and manage the repurchase of common stock when such opportunities arise, and

(7)	balance paying dividends to shareholders with other factors, such as acquiring assets at opportunistic times.

The following are several key drivers for our Revenues and Operating income including:

(1)
spot rates in the Suezmax tanker market and product tanker market (for those product carriers operating in the spot market or on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 in the rate per day for vessels on spot would increase/decrease net income by $11 million or $0.13 per share),

(2)	number of revenue earning operating days from the addition of vessels to our fleet,

(3)
marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization) and capitalizing on our experience and reputation in the industry (ability to take advantage of premium cargoes), and

(4)	controlling costs.

The Company studies market indicators and trends when making decisions for managing risks, such as: world oil demand (increases / decreases in consumption of oil ), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings” and “conversions”).

Regulations (see Market Overview) that call for the phasing out of single hull vessels have positively impacted Owners with modern fleets. As of January 2005, our entire fleet of vessels is double hull. Compliance with 2003 International Maritime Organization (“IMO”) regulations for the phasing out of the majority of single hull vessels by 2010 is no longer an issue to be addressed by the Company, our customers or investors, since we no longer have non-double hull vessels.

The following are several other significant items that have occurred during 2004 and the first quarter of 2005:

Vessel Acquisitions

•	In March 2005, we took delivery from the shipyard of the BRAZOS, a handymax product carrier, which operates in the spot market.

•	In January 2005, we took delivery from the shipyard of the LAUREN, a handymax product carrier, which operates in the spot market. We also agreed to time charter in two Suezmax vessels for seven years upon the vessels’ deliveries from a shipyard in the second and third quarters of 2005 (see Contractual Obligations section).

•	In December 2004, we purchased a 2004 built 1B ice-class product carrier, the RUBY, contracted from another owner in September. The RUBY operates in the spot market.

•	In July and August 2004, we took delivery of five Suezmax vessels, the ANGELICA, JANET, ADAIR, ARLENE, INGEBORG and one product carrier, the HORIZON, and agreed to acquire seven vessels under construction (see Capital Expenditures section). The first of which, the JEANETTE was delivered in October 2004. The vessel was involved in a collision shortly following delivery and was out of service until December. The JEANETTE began a short-term time charter in December and will operate in the spot market in 2005.

•	In February, April and July 2004, OMI took delivery of four handysize 1A ice-class product carrier newbuildings, the LOIRE, GARONNE, SAONE and GANGES, three of which began five year time charters with profit sharing upon delivery and one of which operates in the spot market.

•	During March 2004, we contracted for a handymax 1A ice-class product carrier scheduled to be delivered in August 2005 (see Capital Expenditures section).

Dispositions of Non-Double Hull Vessels

•	In January 2005, we sold our last two non-double hull vessels, the TANDJUNG AYU and BANDAR AYU. The vessels were built in 1993 and were operating on time charters due to expire in mid-2005. A gain of approximately $2.8 million will be recorded in the first quarter of 2005.

•	In May, June, August, November and December 2004, OMI sold three single hull Panamax vessels, the VOLGA, NILE and ELBE, two single hull product carriers, the SHANNON and ALMA and a 1986 built single hull ultra large crude carrier, (“ULCC”), the SETTEBELLO. The aggregate net gain on the disposal of the vessels was approximately $1.7 million.

Time Charter Contacts

•	Two time charter contracts for product carriers expiring in 2004 and 2005 were extended, one to December 2005 and the other to March 2006.

•	In October 2004, OMI contracted for a new three year time charter for a product carrier, the NECHES, which began after the expiration of its previous time charter in October 2004.

Financing (see Financial Condition and Capital Resource section)

•
In December 2004, we issued $250 million of convertible senior notes due 2024 (“Convertible Senior Notes”). The notes are senior unsecured obligations of OMI Corporation and bear interest at the rate of 2.875% per annum. The proceeds of the Notes were used to repurchase common stock, pay down outstanding balances under the Company’s revolving credit facilities and for general corporate purposes.

•
During November 2004, we entered into a ten year $375 million credit facility at LIBOR plus a margin payable semi-annually. The facility repaid a portion of the $250 million unsecured bridge loan (obtained in July 2004 to finance the initial payments for seven vessels and seven construction contracts) and amended and restated our $245 million credit facility. This facility is secured by 13 vessels, nine of which were refinanced and four vessels of which were acquired in 2004.

•
During 2004, OMI drew on various term loans aggregating $236.9 million, including a ten year $142 million term loan obtained in November 2004. The term loans are secured by nine vessels acquired in 2004.

In 2005, the Company plans to maintain its focus on the areas discussed above and continue to build its capabilities as a leading transporter of crude oil and refined petroleum products. See “Financial Condition and Capital Resources.”

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

The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrappings and the behavior of tanker users, as well as the operating efficiency of the existing fleet. Please see Part I, Items 1 and 2. Business and Properties Regulations, for additional discussion of the tanker industry.

Suezmax Tanker Overview

The tanker market was very strong in the fourth quarter of 2004, and the average TCE for Suezmax tankers in the West Africa to U.S. trade was about double that of the preceding quarter, more than double compared to the rate in the same period of last year, and the highest since the early 1970s. In addition, the average Suezmax TCE rate in 2004 was the highest since the early 1970s. This was the result of strong world oil demand due to improving world economic activity especially in the U.S., China and Southeast Asia, slower than anticipated return of nuclear plants taken off-hire for safety inspections in Japan, and the decline of the value of the U.S. Dollar. Furthermore, the tanker market benefited from high OPEC oil production, especially from the long-haul Middle East, which replaced the loss of Iraqi oil production through a pipeline to the Mediterranean, the persistent shortfall of oil production in Venezuela and the loss of short-haul oil supply due to hurricane activity in the Gulf of Mexico. Rates increased notwithstanding an increase in the world tanker fleet. Tanker freight rates have fallen from their very high levels thus far in the first quarter of 2005, but they are still at very profitable levels.

Note: As of 12/31/04
Source: Industry Sources

The average OPEC oil production in the fourth quarter of 2004 totaled about 29.8 million barrels per day (“b/d”), an average increase of 2.0 million b/d, or 7.2% compared to the same period last year. Most of OPEC’s oil production growth came from the long-haul Middle East. After a reduction to its oil production quota, beginning April 1, 2004, OPEC increased its quota three times by a total of 3.5 million b/d, during the balance of 2004, to 27 million b/d (excluding Iraq). The OPEC quota increases were the result of strong world oil demand growth, relatively low oil inventories as well as tight oil markets and very high oil prices. Last December, OPEC oil producers decided to reduce their oil production by 1.0 million b/d beginning January 1, 2005, to support weakening oil prices and to prevent oil inventory build with the seasonally low oil demand second quarter in mind. However, even after the cut, which is expected to average less than 1.0 million b/d, OPEC oil production, including Iraq, the first quarter of 2005 is expected to be at a higher rate than the same period a year ago. In their January 30, 2005 meeting, OPEC oil producers decided to extend last December’s agreement.

World oil demand in the fourth quarter of 2004 was higher than the preceding quarter as well as substantially higher than the same period of last year. World oil demand in 2004 was about 2.8 million b/d, or 3.5% higher than in 2003. This was due to increasing world economic activity, especially in the United States, Latin America, China and Southeast Asia. World oil demand is expected to increase further in the foreseeable future but at a slower rate as measures are taken to moderate economic activity, especially in the U.S. and China as well as expected persistent high oil prices due to low spare oil production capacity and ongoing geopolitical risks.

Total commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of 2004 were about 32 million barrels, or 1.5% higher than the year earlier level, and marginally above the average of the last five years. At the same time, crude oil inventories were 1.1% higher and petroleum products inventories were marginally below the average of the last five years, respectively. Oil inventories are expected to increase early in 2005 but decrease later in the year, and by year-end be below the level prevailing at the end of 2004.

Note: Inventory figures as of end of each year.
Source: Industry Sources.

The world tanker fleet totaled 305.7 million dwt at the end of 2004, up by 17.0 million dwt or 5.9% from the year-end 2003 level. The tanker orderbook totaled about 82.9 million dwt, or 27.1% of the existing fleet at the end of 2004. Approximately 28.2 million dwt are for delivery in 2005, 23.4 million dwt in 2006, 25.0 million dwt in 2007 and most of the balance in 2008. The tanker orderbook includes 74 Suezmaxes of about 11.7 million dwt or 29.4% of the existing internationally trading Suezmax tanker fleet.

The accelerated phase-out of single-hull tankers due to new IMO and European Union (“EU”) regulations is expected to moderate the effect of the relatively large tanker orderbook. At the end of 2004, approximately 33.3 million dwt or 10.9% of the total tanker fleet was 20 or more years old, including 11.8 million dwt or 3.9% of the fleet which was 25 or more years old.

Furthermore, 12 Suezmaxes were 20 or more years old, including 4 which were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 10.4 million dwt in 2004, including nine Suezmaxes and 11 VLCCs.

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

At the end of 2004, there were about 104.2 million dwt of tankers or 34.1% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

Freight rates in the product tanker market increased substantially in 2004 and, in the fourth quarter, the average spot TCE for handysize product tankers in the Caribbean was more than 50% higher than the preceding quarter rate and the rate prevailing in the same period of last year. In addition, the average rate in 2004 was the highest level since the early 1970’s. The product tanker market strength has been the result of increasing world economic activity especially in the U.S., China and Southeast Asia, and high growth in the demand for oil, notwithstanding a substantial increase of the world product tanker fleet.

The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated aframax tankers) totaled about 60.0 million dwt at the end of 2004, up by about 13.4% from the year-end 2003 level. It should be noted that about 2.6 million dwt in the “oil/chemical carrier” tanker category were added to the product tanker fleet as of September 30, 2004. These tankers have been trading in the product tanker market.

The product tanker orderbook for delivery over the next few years totaled about 27.9 million dwt, or about 46.5% of the existing product tanker fleet at the end of 2004. It should be noted that about 2.7 million dwt in the “oil/chemical carrier” tanker category were added to the product tanker orderbook as of September 30, 2004. Approximately 9.5 million dwt are for delivery in 2005, 9.5 million dwt in 2006, 7.2 million dwt in 2007 and most of the balance in 2008. At the end of 2004, approximately 11.5 million dwt or 19.2% of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of 2004 totaled about 12.3 million dwt or 34.3% of the existing handysize and handymax product tanker fleet.

Total commercial inventories of oil products in the United States, Western Europe and Japan at the end of 2004 were 16 million barrels or 1.2% higher than the same time a year ago, and marginally below the average of the last five years. At the same time, inventories of middle distillates, the seasonal product, in these areas were marginally below last year but 1.1% above the last five years average. Commercial middle distillates in the United States at the end of 2004 were approximately 6.1% and 4.5% below last year and the last five years average, respectively.

Note: Inventory figures as of end of each year.
Source: Industry Sources.

The tanker market is expected to benefit as a result of higher world oil demand due to improving world economic activity, especially in the U.S., Latin America, China and Southeast Asia, higher oil production by the long-haul Middle East OPEC members, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria and stricter tanker regulations by the IMO and the European Union.

Critical Accounting Estimates

The policies discussed below are considered by management to be critical to understanding our financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates, judgments, assumptions and form opinions in applying our accounting policies that significantly impact the results we report in our financial statements. Our most critical accounting estimates include revenue/expense recognition for voyage charters, evaluation for impairment of long-lived assets, depreciation expense and drydock amortization because they generally require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

OMI generates operating revenue from two types of charters, time charters and voyage charters. Time charters are for a specific period of time at a specific rate per day or month, and are generally not as complex or as subjective as voyage charters. Under a voyage charter, or a charter in the spot market, we agree to provide a vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for our account. Voyage expenses, such as fuel and port charges, are recognized ratably over the duration of the voyage. We recognize voyage revenue and voyage expenses on the percentage of completion method of accounting, which is the most prevalent method of accounting for voyage revenue and expenses. Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

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

These estimates are generally supported by historical trends, more specifically about the operating capability of the vessel (speed and fuel consumption) and about the trading route and port. Actual results could differ from accruals that are included as estimates in the consolidated balance sheets under the classifications Traffic receivables, Prepaid expenses and other current assets and Accrued voyage and vessel liabilities, and also under Voyage revenue and Voyage expense categories included in the consolidated statements of income that are estimates in a period.

Evaluation for Impairments on Long-Lived Assets

Vessels and construction in progress (“CIP”) payments are recorded at cost. Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. The carrying values of our vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels are cyclical and tend to fluctuate with changes in charter rates and the cost of newbuildings. Management reviews vessels for potential impairment when events or circumstances indicate that their values may have declined. In order to evaluate impairment of a vessel, assumptions about the future condition of the vessel and its operations are made. These assumptions are applied in a model in which we estimate the undiscounted projected future cash flows associated with the vessel and comparisons to the vessel’s carrying value to determine if a writedown to fair value is required. This process involves subjective assumptions about future events, and discount factors to be applied to projected cash flows when it is determined that an impairment exits. Estimated values can be affected by many factors beyond the Company’s control such as the overall market and economic trends, new regulations, and other changes. These factors can cause underperformance relative to expected operating results and impact the useful economic lives of the vessels. Consideration, evaluation and judgment is made for each of these factors when making assumptions about the future performance for each vessel. Management believes that the assumptions made to evaluate the vessels for impairment are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could result in impairment charges in future periods that may be material.

During 2003, laws and regulations were adopted by the EU, which commenced in 2003, and by the IMO, to commence on April 5, 2005, which phase out single hulled tankers at different periods from OPA 90. As a result, six of our single hull vessels would have been affected at various dates in the phase out schedule of single hull vessels. OMI disposed of all of our remaining non-double hull vessels in 2004 and in January 2005. See the “Market Overview” section for more details about the impact of the latest laws and regulations.

For the year ended December 31, 2004, there were no impairment issues. Currently, we do not own or operate any vessels which are not double hull.

Depreciation Expense

Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. We estimate the useful lives of our vessels to be approximately 25 years. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation. New regulations with phase-out dates for non-double hull vessels affected the depreciable lives of two vessels beginning in 2004; however both of these vessels were disposed of during 2004 and the accelerated depreciation expense for the portion of the year before the disposal was not material.

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

The Company uses the prepaid method of accounting for drydock expenses. Under the prepaid method, drydock expenses are capitalized and amortized until the next drydock, which we estimate to be a period of two to three years. Management believes the prepaid method better matches costs with revenue and minimizes any significant changes in estimates associated with the accrual method, including the disposal of vessels before a drydock which has been accrued before it is performed. Management uses judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in prepaid drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. Our drydock amortization expense was $1.8 million in 2004. This expense is included in Depreciation and amortization expense. The prepaid drydock balance at December 31, 2004 on the Balance Sheet of $3.6 million represents unamortized prepaid drydock balances for seven of our 40 wholly owned vessels. Since our fleet has many new and young vessels our prepaid drydock balances and related amortization have been lower relative to the fleet size. We anticipate the majority of our vessels to be drydocked within the next two years which will result in significant increases to amortization expenses relating to drydock.

Results of Operations

Overview

Our analysis and evaluation of our consolidated results of operations focuses on the operating performance of our crude oil and product carrier (“clean”) fleets. Our vessels are deployed under either medium-to-long-term time charters or spot market charters. Revenues vary with each type of charter and prevailing shipping rates. Expenses also vary with each type of charter and further depend on the cost of fuel, the ports and canals used and the shipping route.

A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter in the spot market, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account. We also have several contracts of affreightment (“COAs”), which are agreements providing for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate.

Voyage and time charters are available for varying periods, ranging from a single trip to a long-term arrangement. In general, a long-term charter assures the vessel owner of a consistent stream of revenue. Our use of time charters also ameliorates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weaker in the second and third quarters. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond our control.

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

Because the tanker industry distinguishes vessels in the market primarily on the size and design configuration of the vessels, the type of cargo vessels are equipped to transport and the arrangements under which the vessels chartered, we present various other measures of our financial performance, including:

•	separate analysis of TCE revenue for voyage (spot) charters and time charters;

•	Vessel Operating Income, which is equal to TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, by our reportable segments, the Crude oil fleet and Clean fleet;

•	the number of operating or TCE revenue days, which is the number of days our vessels were available for employment, by our Crude oil fleet and Clean fleet; and

•	average daily TCE revenue and average daily vessel expense by our Crude oil fleet and Clean fleet.

We also analyze the results of operations of our two reportable segments, Crude Oil Fleet and Product Carrier Fleet, and our vessel categories within those segments (e.g. Suezmaxes and Panamaxes), according to the same metrics.

Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws, and by charterer and our standards.

Charter hire expense is the payment made to the owner of a chartered-in vessel for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses. Charter hire expense also includes the offset of gross revenues of the Gemini pool for the two non-OMI vessels included in the pool.

Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. During 2004, we had modest increases in our Protection and Indemnity (“P & I”) rates, (i.e. liability insurance) while our hull and machinery (i.e. asset insurance) costs have stayed relatively flat, notwithstanding the rise in values of the vessels. Our loss record for P & I was worse than expected in 2004, and rates for P & I coverage will be up during 2005. Certain other insurances, such as basic war risk, also stayed relatively flat. War risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Time Charter Equivalent Revenue

Consolidated TCE revenue comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating in the spot market (“spot”). The Company earned TCE revenue of $483.5 million for the year ended December 31, 2004 compared to $269.2 million for the year ended December 31, 2003.

The following table summarizes our consolidated TCE results for the year ended December 31, 2004, compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,		Net
	2004	2003	Change

		(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$563.7	$322.9	$240.8
Voyage expenses	80.2	53.7	26.5

Time charter equivalent revenue	$483.5	$269.2	$214.3

The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier or clean fleet for the year ended December 31, 2004, compared to the year ended December 31, 2003:
	For the Years Ended
	December 31,		Net
	2004	2003	Change

		(In millions)
Time Charter Equivalent Revenue:
Crude Oil Fleet	$352.3	$145.5	$206.8
Product Carrier Fleet	131.2	123.7	7.5

Total	$483.5	$269.2	$214.3

In addition to analyzing TCE revenue by reportable segment, we also analyze fluctuations by fleet and type of charter (spot or time). In both 2004 and 2003, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market giving us the ability to take advantage of the strong spot market. Currently 80% of our vessels dwt (26 vessels) operate in the spot market and 16 of our 42 vessels operate on time charters (see Our Fleet in Part I), five of which have profit sharing arrangements. Our time charters with profit sharing arrangements have a floor rate and profit sharing without a cap, which enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (vessel expenses, general and administrative expenses and interest expense) during weak periods when spot rates are not as strong. Total revenue increased significantly for the year ended December 31, 2004 compared with 2003 year due primarily to higher rates in 2004 generated by vessels operating in the spot market. (See discussion below for the fluctuation analysis of TCE revenue and the Market Overview section for explanations for the increased rates during the periods in the spot market.) During the year ended December 31, 2004, 73 percent or $353.0 million of our TCE revenue was earned by vessels operating on spot and 27 percent or $130.5 million of our TCE revenue was earned by vessels operating on TC.

The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier fleet by TCE revenue generated by vessels operating on spot charters for the year ended December 31, 2004, compared to the year ended December 31, 2003:
	For the Years Ended
	December 31,		Net
	2004	2003	Change

		(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$340.4	$133.6	$206.8
Product Carrier Fleet	12.6	19.9	(7.3)

Total	$353.0	$153.5	$199.5

% Increase in Spot Revenue in 2004			130%

TCE revenue of $353.0 million was earned by vessels operating in the spot market during the year ended December 31, 2004 compared to $153.5 million earned during the year ended December 31, 2003. The increase in earnings of $199.4 million (130%) was the result of (1) 1,166 more operating days in 2004 for five Suezmax vessels acquired in the third quarter of 2004 and two Suezmax vessels acquired in August 2003 (2) higher spot rates for 10 Suezmax vessels in 2004 compared to rates achieved in the comparable period in 2003, (3) additional TCE revenue relating to 643 operating days generated by pool members of the Gemini Tankers Suezmax pool operated by OMI beginning in December 2003, (4) additional TCE revenue from 145 operating days from four product carriers acquired in 2004 and (5) 100 additional operating days from three product carriers whose TC‘s expired and began operating on spot charters.

The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier fleet by TCE revenue generated by vessels on time charters for the year ended December 31, 2004, compared to the year ended December 31, 2003:
	For the Years Ended
	December 31,		Net
	2004	2003	Change

		(In millions)
TCE Revenue for Vessels on TC
Crude Oil Fleet	$ 11.9	$ 11.8	$ 0.1
Product Carrier Fleet	118.6	103.8	14.8

Total	$130.5	$115.6	$ 14.9

% of TC Revenue for Vessels on TC to Total TCE Revenue	27%	43%	n/a

TCE revenue of $130.5 million was earned by vessels on time charter during the year ended December 31, 2004 compared to $115.6 million earned during the year ended December 31, 2003. The increase in earnings of $14.9 million (13%) was the result of (1) 856 more operating days in 2004 for four product carriers acquired in 2004, (2) higher profit sharing recorded on three vessels as a result of better market conditions over the past twelve months for product carriers and (3) higher time charter revenue for two product carrier extensions with higher rates starting in 2004. Increases in TCE revenue earned were offset in part by decreases in TC revenue for the expiration of four time charters in 2004 resulting in 261 less operating days in the fourth quarter (three vessels began operating on spot charters and one vessel that terminated its time charter was sold in August 2004).

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Vessel expenses and charter hire expense—Vessel expense and charter hire expense increased $43.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.

•
Vessel expenses— Vessel expenses increased $6.0 for the year ended December 31, 2004 compared to the same periods in 2003, primarily as a result of vessels acquired offset by a reduction in vessel expenses for the disposal of the older single hull vessels, which had higher operating costs than the newbuildings acquired.

•
Charter hire expense— Charter hire expense increased $37.3 million for the year ended December 31, 2004 compared to the same periods in 2003, primarily for the charter hire expense for the two vessels that commenced operating in the Gemini Suezmax pool.

In December 2003, OMI began operating Gemini Tankers (“Gemini”), which is a wholly owned subsidiary of OMI and operates a pool for double hull Suezmax vessels. Currently, there are 17 Suezmax vessels (15 from OMI and two from a European shipowner) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the two non-OMI vessels are included in OMI’s consolidated charter hire expense. Revenue increased by $40.8 million and charter hire expense increased also by approximately $40.8 million relating to revenue and expenses of the pool members consolidated with OMI Revenue and expenses on a gross basis. Since Gemini did not commence until December 2003, there was no effect on the first eleven months of 2003.

Depreciation and amortization expense—Depreciation and amortization expense of $56.2 million increased $5.3 million compared to $50.9 million for the year ended December 31, 2003. Increases in depreciation expense in 2004 resulted from the acquisition of vessels (six in 2003 and eleven in 2004), which was partially offset by the disposal of vessels with a lower depreciable basis (five vessels in 2003 and six in 2004).

General and administrative (“G&A”)—G & A increased $8.3 million for the year ended December 31, 2004, over the comparable period primarily as a result of increases in salaries of $4.9 million for new personnel due to increased fleet size and other additional corporate requirements as well as bonuses, expenses of the newly formed London office (which commenced in August 2004) and additional professional fees of $1.6 million relating to Sarbanes Oxley compliance, audit and other professional services.

(Gain) loss on disposal of vessels—The Gain on disposal of vessels for the year ended December 31, 2004 of $1.7 million resulted from the disposal of six single hull vessels, three Panamax vessels, two product carriers and our ULCC vessel. Loss on disposal of vessels of $14.4 million for the year ended December 31, 2003, resulted from the sale of five single hull handysize product carriers. The following table illustrates gains and losses on disposals by reportable segment for the years ended December 31, 2004 and 2003:

	For the Years Ended
	December 31,
	2004	2003

	(In millions)
Gain (loss) on disposal of vessels—net:
Crude Oil Fleet	$ 4.9	$ —
Product Carrier Fleet	(3.2)	(14.4)

Total	$ 1.7	$ (14.4)

Interest expense— Interest expense during the year ended December 31, 2004 increased $10.6 million compared to the year ended December 31, 2003. Interest expense was higher during the year ended December 31, 2004 primarily for two reasons: first, the increase in the average debt balance during the 2004 period as a result of additional financing for the acquisition of vessels (including increases in amortization of debt issuance costs) and second, the increase in fixed rate debt (the 7.625 percent $200 million unsecured Senior Notes issued in November 2003 that replaced variable rate bank debt based on LIBOR plus a margin). Additionally, increases in interest expense in 2004 were reduced by higher capitalized interest for more vessels under construction during 2004 compared to 2003.

The following table is a breakdown of Interest expense for the year ended December 31, 2004 compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,
	2004	2003

	(In millions)
Interest before swap interest, capitalized interest & amortization of debt issue costs	$31.7	$18.3
Impact of swaps	3.4	4.8
Capitalized interest	(3.7)	(1.2)
Amortization of debt issuance cost	3.1	2.0

Interest expense	$34.5	$23.9

Interest income—Interest income increased $0.5 million during the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase was primarily due to higher average cash equivalents balance in 2004.

(Loss) gain on investments—The loss on investment of $3.1 million recorded during the year ended December 31, 2004 resulted from expenses related to the terminated Stelmar acquisition. A gain on disposal of investments of $0.6 million was recorded during the year ended December 31, 2003.

Segment Information—Detailed Results of Operations

OMI’s segment information is detailed by its two operating segments, its crude oil and product carrier fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2004 Versus Year Ended December 31, 2003 Results

Crude Oil Fleet Results Of Operations

Vessel Operating Income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, increased $160.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The net increase in Vessel Operating Income during 2004 was primarily attributable to increases in the Suezmax TCE revenue resulting from improved spot rates and increased earnings for the five Suezmaxes delivered in July and August of 2004 and two Suezmax vessels delivered in August of 2003.

BREAKDOWN BY FLEET
	For the Years Ended
(In thousands, except daily TCE rates & expenses,	December 31,
number of vessels and days)	2004	2003

CRUDE OIL FLEET:
Suezmaxes:
TCE revenue(1),(2)	$319,247	$107,928
Vessel expenses	18,454	12,571
Charter hire expense	59,496	18,587
Depreciation and amortization	23,393	15,076

Vessel Operating Income	$217,904	$ 61,694

Average daily TCE	$ 63,703	$ 33,961
Average daily vessel expense	5,092	$ 5,125
Average number of OMI vessels for the period*(3)	11.9	8.7
Number of OMI TCE revenue days	4,324	3,133
Number pool member TCE revenue days(4)	687	45
Handysize Crude Oil Carriers-on Time Charter:(5)
TCE revenue(1)	$ 11,924	$ 11,828
Vessel expenses	2,542	2,242
Depreciation and amortization	2,857	2,856

Vessel Operating Income	$ 6,525	$ 6,730

Average daily TCE	$ 16,290	$ 16,193
Average daily vessel expense	$ 3,473	$ 3,072
Average number of vessels for the period	2	2
Number of TCE revenue days	732	730
Other Crude Carriers Sold in 2004:(6)
TCE revenue(1)	$ 21,187	$ 25,710
Vessel expenses	5,131	8,611
Depreciation and amortization	2,426	7,459

Vessel Operating Income	$ 13,630	$ 9,640

Number of TCE revenue days	782	365

Total Vessel Operating Income	$238,059	$ 78,064

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

*includes two vessels chartered-in during the periods shown.

(1)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter, which assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenues, a non-GAAP measure, eliminates this distinction and provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages.

(2)	TCE revenue and expenses includes revenue and expense generated by the Gemini pool. The Suezmax pool began December 2003 and includes our 15 Suezmaxes and two Suezmaxes owned by another pool member.

(3)	In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired.

(4)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.

(5)	In January 2005, the two handysize crude oil carriers were sold.

(6)	During the fourth quarter of 2004, our ULCC vessel was sold. Our three Panamax vessels were disposed of in the second and third quarters of 2004.

Product Carrier Fleet Results Of Operations

Vessel Operating Income increased $6.3 million for the year ended December 31, 2004 over 2003. Increases in Vessel Operating Income in 2004 were attributable to the increases for four product carriers acquired in 2003 and increases for the seven product carriers acquired in 2004. Additionally, increases in profit sharing for the year ended 2004 for three of the five vessels that earned profit sharing in both 2003 and 2004 also attributed to increased Vessel Operating Income. Increases were offset by decreases in earnings for the five and two single hull product carriers that were disposed of in 2003 and 2004, respectively.

BREAKDOWN BY FLEET

	For the Years Ended
(In thousands, except daily TCE rates & expenses,	December 31,
number of vessels and days)	2004	2003

PRODUCT CARRIER FLEET:
TCE revenue:(1)
Products—on time charter(2)	$118,646	$103,769
Products—on spot	12,563	19,938

Total TCE Revenue	131,209	123,707
Vessel expenses	37,026	33,801
Charter hire expense	—	4,081
Depreciation and amortization	27,134	25,118

Vessel Operating Income	$ 67,049	$ 60,707

Average daily vessel expense(3)	$ 4,549	$ 4,260
Average number of vessels for the period(4)	22.2	21.7
Products—on time charter:
Average daily TCE	$ 15,868	$ 15,572
Number of TCE revenue days	7,477	6,664
Products—on spot:
Average daily TCE	$ 22,555	$ 12,913
Number of TCE revenue days	$ 557	$ 1,544

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

(1)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter, which assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker furl expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenues, a non-GAAP measure, eliminates this distinction and provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages.

(2)	During the year ended December 31, 2004, OMI recognized profit sharing revenue of approximately $10.4 million compared to $8.4 million for the year ended December 31, 2003.

(3)	During the year ended December 31, 2004, $375,000 in expense was included in the daily vessel expenses relating to the settlement of a claim from 2002.

(4)
In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired. In January and March of 2003, two handymax product carriers were acquired. In April and July of 2003, two Panamax product carriers were acquired. During 2004, two vessels were sold, one in the fourth quarter and one in the third quarter. During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter.

For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Consolidated Results

Our net income was $76.5 million for the year ended December 31, 2003 compared to net income of $15.5 million for the year ended December 31, 2002.

The following were significant items that occurred during the year ended 2003:

•	We acquired six vessels during 2003, four of which began three and five year time charters upon delivery.

•	We ordered six 37,000 dwt 1A ice-class product carrier newbuildings.

•	We sold five single hull product carriers, which resulted in loss on disposals aggregating $14.4 million.

•
Management approved a plan to sell its largest single hull ULCC vessel. The net book value of $16.5 million, at December 31, 2003, was reclassified to Vessels Held for Sale in the current asset section of the balance sheet.

•	We took an impairment charge of $2.8 million for two single hull Panamax vessels.

•
As a result of new IMO regulations adopted in 2003, we reduced the depreciable lives of two vessels, which would have accelerated the depreciation expense by $0.7 million a year from 2004 to 2007 and $0.1 million from 2007 to 2015. The two vessels affected were sold in 2004.

•
During November 2003, we issued $200 million of senior unsecured notes (the “Notes”). The Notes bear interest at 7.625% and are due in 2013. The proceeds of the Notes were used to pay down outstanding balances under the Company’s revolving credit facilities and for general corporate purposes.

•
We reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on vessel acting in violation of Company policies without the knowledge of OMI management. The amount of the fine and related expenses aggregated $6.0 million, and was expensed in the fourth quarter 2003.

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

The following table summarizes the Company’s results of time charter equivalent revenue for the year ended December 31, 2003, compared to the year ended December 31, 2002:

	For the Years Ended
	December 31,		Net
	2003	2002	Change

		(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$322.9	$201.4	$121.5
Voyage expenses	53.7	37.9	15.8

Time charter equivalent revenue	$269.2	$163.5	$105.7

During the year ended December 31, 2003, our average daily TCE revenue, or TCE rates, for our Suezmax fleet and product carrier fleet showed significant improvement over the prior year. There was an increase of 110%, or $80.5 million, in TCE revenue earned in the spot market during the year ended December 31, 2003 over the comparable year 2002. Improvements in the crude oil tanker fleet operating in the spot market were from higher spot rates beginning in late 2002 to 2003.

The following tables illustrate the increase in spot revenue earned during the year ended December 31, 2003 over the year ended 2002:

	For the Years Ended
	December 31,		Net
	2003	2002	Change

		(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$133.6	$ 54.6	$ 79.0
Product Carrier Fleet	19.9	18.5	1.4

Total	$153.5	$ 73.1	$ 80.4

% Increase in Spot Revenue in 2003			110%

Increases in TCE revenue earned by vessels operating in the spot market during the 2003 period compared to the 2002 are explained in more detail as follows:

•
Increases in Crude Oil Fleet - TCE revenue for the Suezmax vessels increased by $66.2 million primarily due to the additional revenue earned by two vessels acquired in the fourth quarter of 2002, two vessels acquired in August 2003 and two vessels (not owned by OMI) that began operating in the new Suezmax pool in December 2003 all of which resulted in 852 more operating days in 2003. Additionally, average daily TCE for Suezmax vessels for the year ended December 31, 2003, was 89% higher due to improved spot rates compared to the average daily TCE earned for the year ended December 31, 2002.

Increases in TCE revenue for the Panamax and ULCC vessels aggregating $12.9 million were the result of improved average daily TCE rates earned in 2003 compared to 2002. Additionally, the ULCC incurred losses in 2002 as a result of the significant number of days that the vessel was unemployed.

•
Increases in the Product Carrier Fleet - TCE revenue for the product carriers operating in the spot market increased by $1.4 million for the year ended December 31, 2003, because of higher rates earned which was offset by 680 less operating days in 2003 (due to five single hull vessels disposed of in 2003 and one disposed of in 2002), one chartered-in vessel that was redelivered and off-hire for drydock.

During 2003, 43% or $115.6 million of our TCE revenue was earned by vessels operating on time charters. The TC revenue earned was $25.2 million higher for the year ended December 31, 2003, compared to 2002; however, the percent of TC revenue to total TCE revenue declined in 2003 from 55% for the year ended December 31, 2002, because the spot market was stronger in 2003.

The following table compares TC revenue earned for the year ended December 31, 2003 to the TC revenue earned for the year ended December 31, 2002 and as a percent of total TCE revenue for each of the 2003 and 2002 years:

	For the Years Ended
	December 31,		Net
	2003	2002	Change

		(In millions)
TCE Revenue for Vessels on TC:
Crude Oil Fleet	$ 11.8	$11.9	$ (0.1)
Product Carrier Fleet	103.8	78.5	25.3

Total	$115.6	$90.4	$25.2

% of TCE Revenue for vessels on TC to Total TCE Revenue	43%	55%	n/a

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

General and administrative—G & A increased $3.9 million for the year ended December 31, 2003, over the comparable period in 2002 because of additional expenses as a result of the increase in the size of the fleet in 2003 and the additional expense related to costs associated with implementation of the requirements of the Sarbanes-Oxley Act of 2002.

Loss on disposal of vessels—Loss on disposal of vessels was $14.4 million for the year ended December 31, 2003, compared to $0.3 million in the comparable period in 2002. The 2003 loss resulted from the sale of five single hull handysize product carriers.

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

Gain (loss) on investments—A gain on investments of $0.6 million was recorded during the year ended December 31, 2003. The gain relates primarily to the final settlement of accounts for an investment that was dissolved in prior years. The 2002 net loss of $0.7 million on disposal of investments resulted primarily from the writedown of two investments offset partially by the gain from the sale of a marketable security.

Segment Information—Detailed Results of Operations

OMI’s segment information is detailed by its two operating segments, its crude oil and product carrier fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2003, Versus Year Ended December 31, 2002 Results

Crude Oil Fleet Results Of Operations

Vessel Operating Income increased $66.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in Vessel Operating Income during 2003 was primarily attributable to an increase in the Suezmax, Panamax and ULCC TCE revenue resulting from improved spot rates, in addition to an increase in operating days and earnings due to the addition of the four Suezmaxes delivered, two in August 2003 and two in the fourth quarter of 2002.

BREAKDOWN BY FLEET

	For the Years Ended
(In thousands, except daily TCE rates & expenses,	December 31,
number of vessels and days)	2003	2002

CRUDE OIL FLEET:
Suezmaxes:
TCE revenue(1),(2)	$107,928	$ 41,730
Vessel expenses	12,571	8,678
Charter hire expense(2)	18,587	15,703
Depreciation and amortization	15,076	9,694

Vessel Operating Income	$ 61,694	$ 7,655

Average daily TCE (Spot)	$ 33,961	$ 17,952
Average daily vessel expense	$ 5,125	$ 4,821
Average number of OMI vessels for the period*(3),(4)	8.7	6.4
Number of TCE revenue days	3,133	2,326
Number of non-OMI TCE revenue days(5)	45	—
ULCC:
TCE revenue(1)	$ 6,822	$ 328
Vessel expenses	1,978	2,141
Depreciation and amortization	1,959	2,012

Vessel Operating Income (Loss)	$ 2,885	$ (3,825)

Average daily TCE	$ 18,689	$ 898
Average daily vessel expense	$ 5,419	$ 5,866
Average number of vessels for the period	1	1
Number of TCE revenue days	365	365
Panamaxes:
TCE revenue(1)	$ 18,888	$ 12,509
Vessel expenses	6,633	6,515
Depreciation and amortization	5,500	5,396

Vessel Operating Income	$ 6,755	$ 598

Average daily TCE	$ 17,744	$ 11,835
Average daily vessel expense	$ 6,058	$ 5,950
Average number of vessels for the period	3	3
Number of TCE revenue days	1,065	1,057
Handysize Crude Oil Carriers—on time charter:
TCE revenue(1)	$ 11,828	$ 11,924
Vessel expenses	2,242	2,363
Depreciation and amortization	2,856	2,855

Vessel Operating Income	$ 6,730	$ 6,706

Average daily TCE	$ 16,193	$ 16,334
Average daily vessel expense	$ 3,072	$ 3,237
Average number of vessels for the period	2	2
Number of TCE revenue days	730	730
Total Vessel Operating Income	$ 78,064	$ 11,134

Note: Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

*includes two vessels chartered-in during the periods shown.

(1)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter, which assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenues, a non-GAAP measure, eliminates this distinction and provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages.

(2)	Includes TCE revenue and expenses generated by the pool. The Suezmax pool began December 2003 and includes our 10 Suezmaxes and two Suezmaxes owned by another pool member.

(3)	In August 2003, two 2000 built Suezmax vessels were acquired. In September and October 2002, two Suezmax newbuildings were delivered.

(4)	In June 2002, a Suezmax vessel previously chartered-in was purchased, and sold in a sale leaseback transaction. The vessel was chartered-in as an operating lease.

(5)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.

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

BREAKDOWN BY FLEET

	For the Years Ended
(In thousands, except daily TCE rates & expenses,	December 31,
number of vessels and days)	2003	2002

PRODUCT CARRIER FLEET:
Products—on spot:
TCE revenue(1)	$ 19,938	$ 18,538
Vessel expenses	6,657	10,647
Charter hire expense	1,242	951
Depreciation and amortization	4,318	6,416

Vessel Operating Income	$ 7,721	$ 524

Average daily TCE	$ 12,913	$ 8,321
Average daily vessel expense	$ 4,579	$ 4,701
Average number of vessels for the period*(2),(3)	4.2	6.2
Number of TCE revenue days	1,544	2,224
Products—on time charter:
TCE revenue(1),(4)	$103,769	$ 78,438
Vessel expenses	27,144	21,307
Charter hire expense	2,839	—
Depreciation and amortization	20,800	16,841

Vessel Operating Income	$ 52,986	$ 40,290

Average daily TCE	$ 15,572	$ 14,802
Average daily vessel expense	$ 4,189	$ 4,004
Average number of vessels for the period*(5)	18.3	14.6
Number of TCE revenue days	6,664	5,319
Total Vessel Operating Income	$ 60,707	$ 40,814

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

(1)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter, which assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions.

Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenues, a non-GAAP measure, eliminates this distinction and provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages.

(2)	During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter. In the second quarter of 2002, one vessel was sold.

(3)	A vessel was chartered-in during October 2002 for a one year period.

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

Financial Condition and Capital Resources

Liquidity

Cash Flows

The following were the net changes in Operating, Investing and Financing Activities for the years ended December 31, 2004, and December 31, 2003:

	For the Years Ended
	December 31,
	2004	2003	Change

		(In millions)
Condensed Cash Flows
Provided (Used) By:
Operating Activities	$ 266.8	$ 142.5	$ 124.3
Investing Activities	(622.7)	(184.6)	(438.1)
Financing Activities	348.9	50.0	298.9

Net (Decrease) Increase in Cash and Cash Equivalents	(7.0)	7.9	(14.9)
Cash and Cash Equivalents at the Beginning of the Year	48.8	40.9	7.9

Cash and Cash Equivalents at the End of the Year	$ 41.8	$ 48.8	$ (7.0)

Working Capital

The primary components of working capital are Cash and cash equivalents (“Cash”) and Traffic receivables. We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $41.8 million at December 31, 2004 decreased $7.0 million from $48.8 million at December 31, 2003 as excess cash was primarily used to reduce revolving credit facilities. Net cash provided by operating activities of $266.8 million for the year ended December 31, 2004 increased $124.3 million compared to $142.5 million for the year ended December 31, 2003, primarily from the significantly higher net earnings of the Company (see “Results of Operations”). Our working capital decreased by $10 million from $48.8 million at December 31, 2003 to $38.8 million at December 31, 2004. The decrease in working capital is the result of an increase in current assets of $17.5 million and an increase in current liabilities of $27.5 million. At December 31, 2004, current assets increased primarily from increases in Traffic receivables of $45.6 million, partially offset by decreases in Vessel held for sale of $16.5 million and Cash and Other receivables of $13.1 million. At December 31, 2004, current liabilities increased primarily because of increases in Current portion of long-term debt of $11.8 million (see “Long-Term Debt Obligations” below), Dividend payable of $6.0 million, Charter hire payable of $5.8 million and Accounts payable and accrued liabilities of $2.4 million. Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically. During 2004, the Company repurchased 7,890,000 common shares for an aggregate of $141.4 million (not including 0.1 million shares for $0.7 million in forfeited restricted stock awards) under a share repurchase program approved by the Board of Directors.

In September 2004, the Company retired all treasury shares and resolved to retire all future common stock repurchases and forfeitures immediately (see Acquisition and Retirement Treasury Stock section).

As of December 31, 2004, the Company had total projected capital commitments to acquire vessels of approximately $240.2 million (see Capital Expenditures section), which includes the remaining payments aggregating $40.2 million for the two vessels delivered in the first quarter of 2005 and construction in progress installments and final payments for 8 product carriers currently under construction and to be delivered in 2005 and 2006. We anticipate drydocking approximately twelve vessels in 2005, which could approximate $8.1 million (see 2005 Drydocks). During the first quarter of 2005, we received proceeds from the disposal of two vessels of approximately $36.8 million.

Vessels, Construction in Progress (“CIP”) and Other Property

At December 31, 2004, Vessels, CIP and Other Property aggregating $1,757.9 million increased a net of $607.2 million from $1,150.7 million at December 31, 2003. Capital expenditures contributing to the increase in Vessels, CIP and Other Property of $675.6 million were primarily for:

(1)	Athenian Sea Carriers, Ltd. (“Athenian”) and Arcadia Ship Management (“Arcadia”) acquisitions (see further explanations below):

• three 2003 and two 2004 built Suezmax vessels aggregating $353.7 million,

• deposits for six remaining product carriers under construction, (under the Athenian acquisition agreement) and installment payments for these vessels aggregating $89.8 million,

• two 2004 built product carriers aggregating $79.5 million,

(2)	purchase of a 2004 built product carrier (contracted for in September) for $37.1 million,

(3)	final payments on delivery, in addition to installment payments, aggregating $91.6 million for four product carrier newbuildings delivered,

(4)
installment payments on vessels under construction (excluding payments on the construction contracts acquired from Athenian included in (1) and installments for vessels delivered in 2004 included in (3) above) aggregating $18.7 million and

(5)	capital expenditures for improvements to vessels owned and capitalized interest aggregating $5.2 million.

Increases in Vessels, CIP and Other Property were offset by $68.4 million (this amount is not net of accumulated depreciation) reduction to Vessels for the disposals of our three single hull Panamax vessels, two single hull product carriers and our ULCC vessels previously held for sale at December 31, 2003.

Cash used by investing activities was $622.7 million for the year ended December 31, 2004, compared to cash used by investing activities of $184.6 million for the year ended December 31, 2003. During the 2004 period, $675.6 million was used for capital expenditures primarily for the purchase of vessels and deposit/installments for vessels under construction and $59.2 million was provided by cash proceeds from the sale of the six vessels, as detailed above.

In addition to cash payments for capital expenditures mentioned above, we paid $4.1 million in drydock costs for the year ended December 31, 2004.

Athenian Acquisition

In June 2004, OMI entered into an agreement for the acquisition of four double hull Suezmax vessels (two built in 2003 and two in 2004), one product carrier built in July 2004 and seven product carriers under construction (one of which was delivered in October 2004) at the same shipyard from Athenian. The total contract cost was $585.0 million ($520.7 million, excluding the vessel not delivered, explained in the next paragraph). As of December 31, 2004, there were six product carriers under construction; two were delivered in 2005 and the remaining four are scheduled to be delivered in 2006. Approximately, $142.7 million is payable to the shipyard for the remaining product carriers in 2005 and in 2006 (included in the Capital Expenditures for Vessel Acquisitions section).

The Company terminated one of the agreements to acquire one 2003 built Suezmax vessel mentioned above that we were to acquire from Athenian for a contract price of $64.4 million, as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. OMI had paid 10% or $6.4 million upon contract, which is being held in escrow.

     The 2004 acquisitions were paid with proceeds from the issuance of common stock, draw downs from credit facilities, term loans, temporary financing that was later replaced with long-term financing (we initially drew down on a bridge loan in July 2004) and cash.

Capital Expenditures

     2005 Drydocks

OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. On a regular basis we have certain vessels inspected and evaluated in anticipation of a drydock during the year. Currently, we anticipate drydocking twelve vessels, five during the first half of 2005 (three in the first quarter) and seven during the second half of 2005, for an estimated aggregate cost of $8.1 million. The vessels are expected to incur up to approximately 260 off-hire days.

The following is a breakdown of the estimated drydock cost (in millions) for the first half of 2005 by quarter and the second half of 2005 with allocation of off-hire days by vessel segment and charter type (spot or TC) for product carriers:

	Number of Days	Number of Days	Number of Days	Projected
	First Qtr. -2005	Second Qtr. -2005	Second half of 2005	Costs

Crude Fleet:
Crude—Suezmax Fleet	—	25	75	$3.1
Clean Fleet:
Products—TC	20	20	60	2.5
Products—spot	40	—	20	2.5

Total	60	45	155	$8.1

Capital Expenditures for Vessel Acquisitions

At December 31, 2004, we had commitments to take delivery of 10 product carriers. The contract costs for the 10 vessels aggregated $354.2 million. As of December 31, 2004, $113.9 million in payments have been made on these contracts, $108.2 million of which were paid in 2004. On January 4, 2005 and March 1, 2005, two product carriers, the LAUREN and the BRAZOS, both with original contract costs of $38.7 million each were delivered and began short-term time charters upon delivery from the shipyard. The vessels were purchased with cash and are unencumbered. Three of the remaining vessels will be delivered in 2005 and five in 2006. Two of the vessels to be delivered in 2005 will begin five year time charters upon delivery.

The following table is the remaining payments on vessels to be delivered (in millions):

Year	Payments

2005	$135.8
2006	104.4

Total Remaining Payments	$240.2

Note: 2005 payments include payment of $18.7 million in January 2005 for the delivery of the LAUREN and $21.5 million in March 2005 for the delivery of the BRAZOS.

Management believes that cash flow from operations, along with available borrowing capacity under our credit facilities ( see “Long-Term Debt Obligations and Credit Arrangements”), will be sufficient to meet capital requirements over the next twelve months.

Long-Term Debt Obligations and Credit Arrangements

As of December 31, 2004, long-term debt obligations increased $375.5 million to $940.4 million from $564.9 million at December 31, 2003. Long-term obligations at December 31, 2004, consisted of the following:

•	Term loans under bank mortgage agreements at a margin plus variable rates above the London Interbank Offering Rate (“LIBOR”) of $410.4 million;

•	Reducing revolving facilities at a margin plus variable rates above LIBOR of $80.0 million;

•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million and

•	2.875% Unsecured Convertible Senior Notes due December 2024 of $250.0 million.

Variable rates for term loans and revolving facilities at December 31, 2004 ranged from 2.77 percent to 3.7375 percent (including margins). The margins ranged from 0.8 percent to 1.375 percent. Under our loan agreements, LIBOR can range from 30 days to one year.

As of December 31, 2004, OMI had various interest rate swaps that fix notional amount aggregating $129.8 million (not including $62.4 million that begins in 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates of the swaps ranging from October 2005 to July 2009.

Cash provided by financing activities was $348.9 million for the year ended December 31, 2004, compared to cash used by financing activities of $50.0 million for the year ended December 31, 2003. During the year ended December 31, 2004, we made $673.6 million in principal payments ($274.2 million were scheduled payments and $399.4 million were unscheduled prepayments on our revolving lines of credit) and received $1,049.2 million in proceeds from the issuance of debt;

•
$250.0 million proceeds from 2.875% Unsecured Convertible Senior Notes issued in December 2004 (approximately $100.0 million of the proceeds were used to repurchase common stock and excess proceeds of $150 million were used to make voluntary payments on our credit facilities),

•	$165.0 million proceeds from our $375 revolving facility to repay other debt,

•	$250.0 million in proceeds from a bridge loan (used as temporary financing for our third quarter acquisitions),

•	$147.3 million in draw downs under our $348 revolving facility, (used for initial payments for the Athenian and Arcadian acquisitions as well as for working capital purposes) and

•	$236.9 million in proceeds from term loans, which were used for the purchase of nine vessels.

We received proceeds of $137.7 million from the issuance of 12,204,000 shares of common stock and the exercise of stock options, which were also used for the Athenian acquisition. During 2004, we paid cash in aggregate amount of $141.4 million to repurchase 7,890,000 shares of common stock.

Our debt to total capitalization (debt and stockholders’ equity) at December 31, 2004 was 55 percent. As of December 31, 2004, the available debt under credit facilities was $261.1 million. In February 2005, we paid $60 million on our $375 million Facility, which had a balance of $80 million at December 31, 2004.

We expect to use cash from operations and undrawn balances available to us through our revolving credit facilities or committed bank debt to finance capital expenditures as discussed below. Since we did not borrow all funds available under these two credit facilities, there are currently no quarterly future payments due in the next 12 months.

Term Loans

OMI Corporation has entered into a number of term loans to finance the building or acquisition of vessels. All of the term loans are secured by vessels and require periodic payments of both principal and interest.

The following table summarizes the term loans (in millions):

	Maturity	Amount Outstanding
As of December 31, 2004	Date	As of December 31, 2004

$ 142.0	November 2014	$142.0
70.8(1)	August 2012	20.5
64.8	July 2011	55.2
50.4	July 2012	48.7
44.0	December 2008	29.0
40.0	October 2009	29.2
34.5	August 2011	31.8
34.3	August 2011	31.1
4.0	April 2009	22.9

		$410.4

(1)	Principal amount includes financing for two vessels under construction to be delivered in May and August 2005.

Reducing Revolving Credit Facilities

OMI Corporation has two reducing revolving credit facilities secured by vessels. On November 23, 2004, we amended and restated our $245.0 million facility with an original due date of March 2010 with a ten year $375.0 million secured reducing revolving credit facility (the “$375 Facility”). A portion of the $375 Facility was used to repay in full a $250.0 million bridge loan, which was used to finance the initial payments for 13 vessels acquired in July and August 2004. Borrowings under the $375 Facility bear interest at LIBOR plus a margin of 0.80%. The scheduled reductions of the available amount under the $375 Facility are further reduced upon the disposal of a vessel pledged as collateral. As of December 31, 2004, the undrawn amount under the $375 Facility was $295.0 million and outstanding borrowings were $80.0 million.

OMI Corporation has another secured reducing revolving facility which matures on July 27, 2006 (“$348 Facility”). Borrowings under the $348 Facility bear interest at LIBOR plus an applicable margin. The applicable margin varies from 1.375% per annum up to 1.875% per annum depending on the ratio of our funded debt to our consolidated operating income plus depreciation, amortization and other non-cash charges (excluding any gains or losses on vessel sales, any writedown amounts or any impairment reserves) determined on a trailing four quarter basis. The scheduled reductions of the available amount under the $348 Facility are further reduced upon the disposal of a vessel pledged as collateral. In January 2005, the Facility was reduced by $21.8 million for the disposal of two vessels. As of December 31, 2004, the undrawn amount under the $348 Facility was $180.8 million and there were no outstanding borrowings.

7.625% Unsecured Senior Notes Due 2013

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

2.875% Unsecured Convertible Senior Notes Due 2024

On December 7, 2004, we issued $250.0 million of convertible senior notes due 2024 (“Convertible Senior Notes”). The notes are senior unsecured obligations of OMI Corporation and bear interest at the rate of 2.875% per annum. Interest on the notes is payable on June 1 and December 1 each year beginning June 1, 2005.

The initial conversion ratio is 32.5355 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $30.74 per share or 46.5% above our stock price of $20.98 on December 7, 2004.

The Convertible Senior Notes may be converted prior to maturity under the following circumstances:

•	during any fiscal quarter commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the proceeding fiscal quarter exceeds 130% of the conversion price on that 30th trading day; or

•
subject to certain exceptions, during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate then in effect; or

•	if we have called the note for redemption; or

•	upon the occurrence of certain specified corporate transactions.

Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our conversion obligation, and at our option, cash or common shares in respect to the remainder, if any (“Excess Value”). Upon certain corporate transactions (e.g. change of control), the Company may issue additional shares based on the date the corporate transaction becomes effective and the stock price.

On or after December 1, 2011, OMI may redeem the notes, in whole or in part, for cash at a redemption price equal to the principal amount of the notes plus accrued, unpaid interest and liquidated damages, if any.

On December 1, 2011, December 1, 2014 and December 1, 2019, the holders may require OMI to repurchase all or a portion of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes, puttable upon a designated event, plus accrued, unpaid interest and liquidated damages, if any.

Restrictive Covenants

All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and repurchase of its stock. As of December 31, 2004, we were in compliance with all covenants.

Interest-Rate Swaps

OMI enters into interest rate swap and future rate agreements (“FRAs”) to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2004, we had various interest rate swaps/FRAs aggregating $192.2 million (which includes a notional amount of $62.4 million for an interest rate swap that commences in 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2004, the Company has recorded a liability of $1.7 million and an asset of $1.5 million related to the fair market value of these hedges and a corresponding charge of $0.2 million to Other comprehensive income.

Contracted Time Charter Revenue

OMI has time charter contracts currently on 18 vessels, seven with profit sharing arrangements (two contracts with profit sharing arrangements will not begin until such vessels are delivered from the shipyard in 2005) that expire at various anniversary dates related to the initial contract or renewal dates to August 2010. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks and for the sale of two product carriers sold in January 2005 that had April and July 2005 expiration dates.

The following table reflects current contracted time charter revenue from 2005 through 2009:

	2005	2006	2007	2008	2009

(In millions)
TC Revenue	$82.5	$57.3	$38.9	$27.1	$14.1
Number of Vessels(a)	15(b)	8(c)	7(d)	5(e)	2(f)

(a)	Number of vessels at the end of each year.
(b)
23 vessels will operate on time charters during 2005, including two vessels that will begin time charters upon delivery, one TC contract renewal (contracted in 2004) and assuming no other extensions, 8 vessels complete time charters.

(c)	15 vessels will operate on time charters during 2006; assuming no extensions, 7 vessels complete time charters.
(d)	8 vessels will operate on time charters in 2007; assuming no extension, one vessel will complete its time charter.
(e)	7 vessels will operate on time charters in 2008; 2 vessels complete time charters.
(f)	5 vessels will operate on time charters in 2009; 3 vessels complete time charters. The remaining two charters expire in 2010.

Dividends

The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party.

During 2004, The Board of Directors declared quarterly dividends aggregating $0.22 per share to shareholders of record at designated dates aggregating $ 18.6 million (the fourth quarter dividend of $6.0 million was paid on January 11, 2005). On February 10, 2005, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.07 per share to $0.08 per share and declared the $0.08 per share dividend to shareholders of record on March 22, 2005 which will be paid on April 12, 2005.

Acquisition and Retirement of Treasury Stock

During 2004, the Company repurchased 7,890,000 common shares for an aggregate of $141.4 million under a share repurchase program approved by the Board of Directors. The Company also received 110,391 restricted shares, which were forfeited in 2004. In September 2004, the Company retired all treasury shares and resolved to retire all future common stock repurchases and forfeitures immediately.

On December 14, 2004, the Board of Directors established new authority for the Company to repurchase from time to time of up to 4,250,000 shares of common stock. In the first quarter of 2005 (through March 14, 2005), the Company has purchased 101,000 shares for an aggregate of $1.8 million.

Restricted Stock

The Company has granted an aggregate of 1,706,237 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan, and 110,391 shares have been forfeited. The market value at issuance of the 1,595,846 remaining restricted shares was approximately $11.7 million. Restricted stock awards granted in July 2001, April 2002, September 2003, May 2004, June 2004 and December 2004 were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the applicable vesting periods.

In May, June and December 2004, OMI awarded and issued 287,923 shares of restricted stock to employees, executive officers and directors for a total value at the respective dates of grant of approximately $3.7 million. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five. Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders’ Equity and subsequently amortized to expense over the appropriate restriction period.

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

Agreement with the Department of Justice

OMI reached an agreement with the U.S. Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The violations were the result of crew members on a vessel acting in violation of Company policies without the knowledge of OMI management. OMI was sentenced on August 6, 2004 according to the agreement and paid a $4.2 million fine and is serving a probationary period of three years. The amount of the fine and related expenses, aggregating $6.0 million was expensed in the fourth quarter of 2003.

Arbitration with Athenian Sea Carriers Ltd.

The Company terminated one of the agreements to acquire one 2003 built Suezmax vessel, mentioned above, that we were to acquire from Athenian for a contract price of $64.4 million, as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. OMI had paid 10% or $6.4 million upon contract, which is being held in escrow.

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

Contractual Obligations

The following table lists contractual obligations by required payment periods as of December 31, 2004:

	Payments Due By Period

	Total	2005	2006-2007	2008-2009	Thereafter

	(In millions)
Contractual Obligations
Long-Term Debt	$940.4	$ 33.2	$ 65.3	$99.9	$742.0
Interest on Fixed Rate Debt	187.6	22.4	44.9	44.9	75.4
Interest on Variable Rate Debt(1)	150.5	23.8	42.9	35.0	48.8
Purchase Obligations(2)	240.2	135.8	104.4	—	—
Operating Leases(3)	72.9	20.1	28.8	19.3	4.7

(1)	Interest rates for variable rate debt are based on LIBOR (projected at 4.0%) plus a margin.

(2)
Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as liabilities.

(3)
Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to December 31, 2004, include leases for the chartering-in of two vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

In February 2005, OMI agreed to time charter in for a seven year period two new Suezmax vessels scheduled for delivery in June and September of 2005.

Off-Balance-Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Letters of Credit—In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.2 million as collateral, as required by certain of our operations.

Effects of Inflation

The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Newly Issued Accounting Principles

The FASB recently issued SFAS pronouncements and interpretations, which are summarized as follows:

In December 2004, FASB issued SFAS 123(R) which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. In 2003, we adopted the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to account prospectively for stock options issued after December 31, 2002. We are required to adopt SFAS 123(R) beginning in the third quarter of 2005. We expect the adoption of SFAS 123(R) to not have a material adverse impact on our net income and earnings per share, as we currently do not have share-based payment transactions.

In January 2003, the FASB released Interpretation No. 46, as amended, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or FIN 46R) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s consolidated financial statements.

In September 2004, the FASB reached a unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we will apply the treasury stock method. This method will result in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price of $30.74 per share. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock has not exceeded the initial conversion price for all periods presented, the adoption of this statement has no effect on our historical reported diluted earnings per share.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

•	estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates;

•	estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers;

•	estimates of when vessels may be contracted for sale and delivered to buyers;

•	estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels;

•	statements as to the projected development of the Company’s strategy and how it may act to implement its strategy;

•	estimates of future costs and other liabilities for certain environmental matters and investigations and the expectations concerning insurance coverage therefor;

•	estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets;

•	estimates of the number of drydockings of vessels, their costs and the number of related off-hire days;

•	estimates of capital requirements and the sources of the funding;

•	statements regarding hedges and their affects.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At December 31, 2004, the floating rate debt was $490.4 million of the $940.4 million total debt, and we had interest rate swaps relating to the floating rate debt of $192.2 million (including $62.4 million on interest rate swaps that commences in 2006). At December 31, 2003, the floating rate debt was $364.6 million, and we had interest rate swaps relating to the floating rate debt of $275.4 million (including $57.8 million on interest rate swaps that commenced in 2004). Based on the floating rate debt at December 31, 2004, a one-percentage point increase in the floating interest rate would increase interest expense by $3.0 million per year.

The fair market value of the fixed rate debt on the balance sheet was $454.6 million as of December 31, 2004, and $201.3 million as of December 31, 2003, respectively. Based on the fixed rate debt at December 31, 2004, if interest rates were to increase or decrease by one percent with all other variables remaining constant, the market value of the fixed rate debt would increase or decrease interest expense by $4.5 million per year.

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

The table below provides information about interest rates, including our debt obligations and interest rate swaps at December 31, 2004. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

	Balance as of	Expected Maturities(1)

	Dec. 31, 2004	2005	2006	2007	2008	2009	Thereafter

Long-Term Debt:
Fixed-Rate Debt	$450,000	$ —	$ —	$ —	$ —	$ —	$450,000
Average Interest Rate		4.99%	4.99%	4.99%	4.99%	4.99%	4.99%

Variable Rate Debt(2)	490,436	33,200	33,003	32,282	55,865	44,073	292,013

Interest Rate Swaps:(3)
Contract Amount	129,810	35,377	10,455	10,534	38,887	34,557	—
Average Fixed Pay Rate		3.45%	3.34%	3.36%	3.49%	4.32%

(1)	These are the expected maturities based on the balances as of December 31, 2004.

(2)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year.

(3)	Excludes $62.4m swap beginning in February 2006.

Spot Market Rate Risk

We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide a fixed number of theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. We also had exposure to the spot market by going long. As at December 31, 2004, we were committed to forward freight agreements totaling 70,000 metric tonnes with notional principal amount aggregating $1.5 million, which expire between January 2005 and December 2005. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The fair value of these agreements was not significant at December 31, 2004.

From January 4, 2005 to March 10, 2005, the Company committed to forward freight agreements totaling an aggregate notional amount of $17,538,000. We have from time to time taken long positions, which have increased our exposure to the spot market. The forward freight agreements expire by December 2005.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

REVENUE	$564,674	$323,153	$201,557

OPERATING EXPENSES:
Voyage expense	80,183	53,756	37,962
Vessel expense	62,801	56,783	51,478
Charter hire expense	59,996	22,668	16,654
Depreciation and amortization	56,172	50,891	43,583
General and administrative	24,867	16,603	12,689
Provision for settlement and related expenses	—	6,000	—
Provision for impairment loss on vessels	—	2,770	—
(Gain) loss on disposal of vessels—net	(1,726)	14,358	289

Total operating expenses	282,293	223,829	162,655

OPERATING INCOME	282,381	99,324	38,902

OTHER INCOME (EXPENSE):
(Loss) gain on investments	(3,098)	618	(675)
Interest expense	(34,460)	(23,854)	(24,845)
Interest income	872	383	660
Other—net	—	—	21

Net other expense	(36,686)	(22,853)	(24,839)

Income before income taxes	245,695	76,471	14,063
Benefit for income taxes	—	—	1,406

NET INCOME	$245,695	$ 76,471	$ 15,469

BASIC EARNINGS PER COMMON SHARE	$ 2.87	$ 0.98	$ 0.22

DILUTED EARNINGS PER COMMON SHARE	$ 2.86	$ 0.98	$ 0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,712	77,934	70,829
Diluted	85,839	78,182	71,033
CASH DIVIDENDS DECLARED PER SHARE	$ 0.22	n/a	n/a

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,

	2004	2003

CURRENT ASSETS
Cash, including cash equivalents:
2004—$10,120, 2003—$39,607	$ 41,805	$ 48,788
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $4,183
in 2004 and $1,926 in 2003	72,474	26,840
Other	2,834	8,900
Current restricted cash	1,000	1,000
Prepaid expenses and other current assets	10,701	9,266
Vessel held for sale	—	16,514

Total current assets	128,814	111,308

VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
Vessels	1,638,002	1,116,338
Construction in progress	116,895	31,584
Other property	3,027	2,792

Total vessels, construction in progress and other property	1,757,924	1,150,714
Less accumulated depreciation	153,431	127,957

Vessels, construction in progress and other property—net	1,604,493	1,022,757

DRYDOCK—NET OF AMORTIZATION	3,587	1,551
NON-CURRENT RESTRICTED CASH	7,433	2,000
OTHER ASSETS AND DEFERRED CHARGES	26,679	16,204

TOTAL	$1,771,006	$1,153,820

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2004	2003

CURRENT LIABILITIES:
Current portion of long-term debt	$ 33,200	$ 21,369
Accounts payable	13,895	11,704
Accrued liabilities:
Voyage and vessel	5,393	7,782
Interest	4,059	3,152
Compensation	6,663	4,113
Other	3,821	4,662
Deferred charter hire revenue	7,597	6,202
Charter hire payable	7,808	1,999
Dividend payable	5,994	_
Deferred gain on sale of vessels	1,557	1,557

Total current liabilities	89,987	62,540

OTHER LIABILITIES	6,381	10,013
LONG-TERM DEBT	907,236	543,503
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $0.50 per share par value; 150,000 shares authorized,
shares issued and outstanding: 2004—85,630, 2003—80,658	42,815	40,330
Capital surplus	340,147	340,866
Retained earnings	391,476	164,403
Unearned compensation—restricted stock	(6,851)	(5,776)
Accumulated other comprehensive loss	(185)	(2,059)

Total stockholders’ equity	767,402	537,764

TOTAL	$1,771,006	$1,153,820

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2004	2003	2002

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income	$ 245,695	$ 76,471	$ 15,469
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	56,172	50,891	43,583
(Gain) loss on disposal of vessels—net	(1,726)	14,358	289
Loss (gain) on investments	3,098	(618)	675
Provision for impairment loss on vessels	—	2,770	—
Amortization of deferred gain on sale of vessels	(1,557)	(1,557)	(1,303)
Amortization of debt issue costs	3,101	1,959	2,367
Amortization of restricted stock awards	2,212	1,290	1,033
Deferred income taxes	—	—	(1,406)
Changes in assets and liabilities:
Increase in receivables and other current assets	(42,209)	(18,300)	(4,814)
Increase (decrease) in accounts payable and accrued liabilities	9,304	12,837	(1,865)
(Increase) decrease in other assets and deferred charges	(6,458)	(271)	869
(Decrease) increase in other liabilities	(82)	2,697	(1,050)
Other	(764)	(6)	115

Net cash provided by operating activities	266,786	142,521	53,962

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from disposition of vessels	59,171	33,048	58,009
Additions to vessels and other property	(675,639)	(217,801)	(206,757)
Payments for drydocking	(4,087)	(1,621)	(5,086)
Payments for investment in Stelmar	(3,098)	—	—
Proceeds for investments	—	—	6,129
Proceeds from disposition of joint ventures	—	686	106
Escrow of funds	1,002	1,000	12,000
Proceeds from notes receivable	—	37	6,774

Net cash used by investing activities	(622,651)	(184,651)	(128,825)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,049,191	372,274	134,929
Payments on debt	(673,627)	(317,963)	(72,513)
Payments on debt refinanced	—	—	(49,410)
Proceeds from debt refinanced	—	—	65,000
Proceeds from issuance of common stock	140,129	5,951	21,483
Payments for debt issue costs	(12,778)	(10,234)	(1,466)
Payments for the purchase of treasury stock	(141,405)	—	—
Payments on dividends to shareholders	(12,628)	—	—

Net cash provided by financing activities	348,882	50,028	98,023

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,983)	7,898	23,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,788	40,890	17,730

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 41,805	$ 48,788	$ 40,890

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN
STOCKHOLDERS’ EQUITY
For Each of The Three Years in the Period Ended December 31, 2004
(In thousands)

							Accumulated
					Unearned		Other	Total
	Common Stock				Compensation		Comprehensive	Stock-	Compre-
			Capital	Retained	Restricted	Treasury	(Loss)	holder’s	hensive
	Shares	Amount	Surplus	Earnings	Stock	Stock	Income	Equity	Income

Balance at January 1, 2002	70,248	$35,124	$303,117	$ 72,463	$(4,611)	—	$(4,277)	$401,816
Comprehensive income:
Net income				15,469				15,469	$ 15,469
Other comprehensive income:
Unrealized gain on securities							39	39	39
Reclassification adjustment
for gains realized in net
income							(43)	(43)	(43)
Net unrealized gain on
derivatives							(2,008)	(2,008)	(2,008)

Total comprehensive income									$ 13,457

Issuance of common stock	6,511	3,256	18,260					21,516
Issuance of restricted stock
awards	20	10	70		(80)			—
Amortization of restricted stock
awards					1,033			1,033

Balance at December 31, 2002	76,779	38,390	321,447	87,932	(3,658)	—	(6,289)	437,822
Comprehensive income:
Net income				76,471				76,471	$ 76,471
Other comprehensive income:
Net unrealized losses on
derivatives							4,230	4,230	4,230

Total comprehensive income									$ 80,701

Issuance of common stock	2,000	1,000	10,989					11,989
Exercise of stock options	1,381	691	5,271					5,962
Issuance of restricted stock
awards	498	249	3,159		(3,408)			—
Amortization of restricted stock
awards					1,290			1,290

Balance at December 31, 2003	80,658	40,330	340,866	164,403	(5,776)	—	(2,059)	537,764
Comprehensive income:
Net Income				245,695				245,695	$245,695
Other comprehensive income:
Net unrealized gain on
derivatives							1,874	1,874	1,874

Total comprehensive income									$247,569

Dividends on common stock				(18,622)				(18,622)
Issuance of common stock	12,204	6,102	131,593					137,695
Exercise of stock options	481	240	2,194					2,434
Purchase of treasury stock					431	$(16,497)		(16,066)
Purchase and retirement of
common stock for treasury	(8,000)	(4,000)	(138,081)			16,497		(125,584)
Issuance of restricted stock awards	287	143	3,575		(3,718)
Amortization of restricted stock
awards					2,212			2,212

Balance as of December 31, 2004	85,630	$42,815	$340,147	$391,476	$(6,851)	—	$ (185)	$767,402

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies

Business—OMI Corporation (“OMI” or the “Company”) was incorporated January 9, 1998 in the Republic of the Marshall Islands. OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. We separated from our former parent entity in 1998 in a transaction designed to create a shipping company with only internationally flagged vessels. Our predecessor entities, however, date back to 1960. The Company trades under the symbol “OMM” on the New York Stock Exchange.

Reclassifications—Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation. These reclassifications have no impact on previously reported net income or cash flows.

To conform to the presentation in 2004, revenues and voyage expenses have each been increased by $4,201,000 in 2003 and $2,505,000 in 2002 to reflect broker commissions paid by the Company as a component of voyage expenses rather than as a reduction of voyage revenues. The corresponding amount in 2004 was $7,373,000.

Principles of Consolidation—The consolidated financial statements include all subsidiaries which are more than 50 percent owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition— Revenues are generated from freight billings under voyage charters and time charters.

Voyage charters: Under a voyage charter and voyages servicing contracts of affreightment (“COAs”) the revenues and associated voyage costs, such as fuel, canal tolls and port charges are recognized ratably over the estimated duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident. OMI’s accounting policy for recognition of voyage freight for vessels operating on voyage charters and COAs is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its original discharge port to departure from the next discharge port. Demurrage income, included in voyage revenue, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is also recognized ratably over the estimated duration of the voyage to which it pertains. The consolidated balance sheets reflect the deferred portion of revenues and expenses, which will be earned in subsequent periods.

Time charter: Under a time charter, revenues are recorded over the term of the charter as service is provided. When the time charter contains a profit sharing agreement, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue (a liability) until the threshold is reached. Amounts receivable arising from profit sharing arrangements are accrued based on the actual results of the voyages recorded as of the reporting date.

Pool revenue: Revenues include the gross revenue generated by vessels in the Gemini Suezmax Pool that began in December 2003. The Gemini Pool, a pool for double hull Suezmax vessels, is operated by Gemini Tankers LLC (“Gemini”), a wholly owned subsidiary of OMI. Currently, there are 17 Suezmax vessels (15 of OMI’s and two from a European shipowner) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the two non-OMI vessels are included in OMI’s consolidated charter hire expense. Since Gemini did not commence until December 2003, there was no effect on the first eleven months of 2003.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Cash Equivalents—Cash equivalents represent liquid investments, which mature within 90 days of their purchase. The carrying amount approximates fair value.

Restricted Cash— Restricted cash includes cash held in escrow accounts pursuant to a sale/leaseback agreement and as a deposit for a vessel acquisition, which is in arbitration (see Note 10). The escrow account for the sale/leaseback agreement is collateral for the Company’s obligations under an operating lease arrangement (see Note 7).

Vessels, Construction in Progress and Other Property—Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. Vessels useful lives are approximately 25 years. Salvage value is based upon a vessel’s lightweight tonnage multiplied by a scrap rate. Other property and leasehold improvements are amortized on the straight-line method over the shorter of the terms of the lease or estimated useful lives of the assets, which range from three to ten years.

Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized.

Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $3,717,000 in 2004, $1,230,000 in 2003 and $3,114,000 in 2002.

Impairment of Long-Lived Assets—The Company follows Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which requires that long-lived assets and certain identifiable intangibles by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to the carrying values or the useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. In the event that a vessel impairment occurs, the fair value of the related asset would be determined and the Company would record a charge to net income calculated by comparing the vessel’s carrying value to the discounted projected cash flows and/or estimated fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis.

Drydock—Drydock costs and special surveys are capitalized and are amortized over the period between drydocks and special surveys, which is generally a two to three year period. The drydock amortization expense was $1,777,000 in 2004, $4,223,000 in 2003 and $3,845,000 in 2002 and is included in depreciation and amortization expense.

Deferred Finance Charges—Deferred finance charges, included in Other assets and deferred charges, were $24,194,000 at December 31, 2004 and $15,217,000 at December 31, 2003. The charges are amortized over the life of the related debt and are included in Interest expense. The amount of the expense was $3,101,000 in 2004, $1,959,000 in 2003 and $2,367,000 in 2002. During the years ended December 31, 2004 and December 31, 2003, OMI recorded a charge to (gain) loss on disposal of vessels-net (see Note 11) of $700,000 and $473,000, respectively, relating to the writedown of deferred finance fees attributed to particular vessels disposed of during each of the years.

Earnings Per Common Share—In accordance with SFAS 128 “Earnings Per Share” the Company’s basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period.

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

Federal Income Taxes—The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company believes that substantially all its operations are exempt from income taxes in the United States of America. A benefit for income taxes of $1,406,000 was recorded during the year ended December 31, 2002 which represented a reversal of an accrual for taxes provided for at the time of the spin-off in 1998. All tax years through the time of the spin-off of the Company in 1998 have been closed.

Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans (see Notes 15 and 17). The Company accounts for these plans under the recognition and measurement provisions by using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2004, 2003 and 2002.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three years in the period ended December 31, 2004:

	For the Years Ended December 31,

	2004	2003	2002

Net income as reported	$245,695	$76,471	$15,469
Stock based compensation expense determined by using the fair
value method	—	82	476

Pro forma net income	$245,695	$76,389	$14,993

Basic earnings per common share:
Net income per common share, as reported	$ 2.87	$ 0.98	$ 0.22

Net income per common share, as pro forma	$ 2.87	$ 0.98	$ 0.21

Diluted earnings per common share:
Net income per common share, as reported	$ 2.86	$ 0.98	$ 0.22

Net income per common share, as pro forma	$ 2.86	$ 0.98	$ 0.21

The following table includes a summary of the average fair values of options granted during 2002 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

For the Year Ended December 31,	2002

Average fair value of options granted	$3.93
Expected volatility	73%
Risk free interest rate	2.71%
Dividend yield rate	n/a
Weighted average expected lives of options	3.70

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Derivatives and Hedging Activities—The Company accounts for derivatives in accordance with the provisions of SFAS 133 as amended, “Accounting for Derivative Instruments and Hedging Activities.” The Company uses derivatives to reduce market risks associated with its operations. The Company is exposed to market risk, such as changes in interest rates and rates derived from vessels operating in the spot market. Derivative instruments are recorded as assets or liabilities and are measured at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income (see Note 5).

Recently Issued Accounting Principles—The FASB recently issued SFAS pronouncements and interpretations, which are summarized as follows:

In December 2004, FASB issued SFAS 123(R) which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. In 2003, we adopted the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to account prospectively for stock options issued after December 31, 2002. We are required to adopt SFAS 123(R) beginning in the third quarter of 2005. We expect the adoption of SFAS 123(R) to not have a material adverse impact on our net income and earnings per share, as we currently do not have share-based payment transactions.

In January 2003, the FASB released Interpretation No. 46, as amended, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (Interpretation Accounting Research Bulletin No. 51 or FIN 46R) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in special purpose entities. The provisions of FIN 46R, which the Company adopted in March 2004, did not have an effect on the Company’s consolidated financial statements.

In September 2004, the FASB reached a unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we will apply the treasury stock method. This method will result in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price of $30.74 per share. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock has not exceeded the initial conversion price for all periods presented, the adoption of this statement has no effect on our historical reported diluted earnings per share.

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

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 2—Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share assumes the foregoing and the exercise of all stock options (see Note 15) using the treasury stock method and the conversion of the 2.875% Unsecured Convertible Senior Notes due 2024 (“2.875% Convertible Notes”) and conversion of the 7% Convertible Note due 2004, to the extent dilutive (see Note 4).

The components of the denominator for the calculation of basic earnings per share and diluted earnings per share are as follows:

	For the Years Ended December 31,

	2004	2003	2002

Basic earnings per share:
Weighted average common shares outstanding	85,712	77,934	70,829

Diluted earnings per share:
Weighted average common shares outstanding	85,712	77,934	70,829
Options	127	248	204

Weighted average common shares—diluted	85,839	78,182	71,033

Basic earnings per common share:
Net income per common share	$ 2.87	$ 0.98	$ 0.22

Diluted earnings per common share:
Net income per common share	$ 2.86	$ 0.98	$ 0.22

The 2.875% Convertible Notes were not dilutive at December 31, 2004 as the average price of OMI’s stock was less than the conversion price of the notes (see Note 4), in accordance with EITF 04-18. Each holder of a convertible note will receive either common stock or cash for the conversion value in excess of such principal amount. The initial conversion ratio is 32.5355 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $30.74 per share.

The effect of the assumed conversion of the 7% Convertible Note due 2004 of 47,258 shares in 2003 and 137,033 shares in 2002 was not included in the respective years’ computation of diluted earnings per share because the average price of OMI’s stock was less than the stock conversion price of $7.375 per share.

Note 3—Joint Venture

Alliance Chartering LLC (“Alliance”) began operating in May 1998 and is owned 50% by OMI. Alliance is a marketing alliance we operate in conjunction with Frontline Ltd., another large Suezmax tanker owner and operator. Alliance operates through Frontline’s offices in Oslo, Norway and through our offices in Stamford, Connecticut. There was no initial investment required for this joint venture to operate. Alliance employs objective criteria when it selects a vessel for a particular charter. The Oslo office commences trading at the time of its opening and transfers trading to our Stamford office later in the day. Alliance does not have any revenues or costs nor does it have any cost or revenue sharing arrangements. Any costs and revenues associated with each vessel are recorded by the operator of the vessel. Alliance was formed for the purpose of providing owners of Suezmax vessels such as OMI, Frontline Ltd. and several smaller owners marketing advantages; primarily because of the overall size and quality of the fleet, we gain greater access to market information and are able to improve our vessel utilization.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:

	December 31,

	2004	2003

Term loans under bank mortgage agreements at a margin plus variable rates
based on the London Interbank Offering Rate (“LIBOR”)(1),(2)	$410,436	$197,365
Reducing revolving facilities under bank mortgage agreements at a margin
plus variable rates based on LIBOR(1),(2)	80,000	167,158
7.625% Unsecured Senior Notes due December 2013	200,000	200,000
2.875 % Unsecured Convertible Senior Notes due December 2024	250,000	—
7% Convertible Notes due February 2004	—	349

Total	940,436	564,872
Less current portion of long-term debt:
Scheduled amortization payments of debt	33,200	21,369

Long-term debt	$907,236	$543,503

(1)
The interest rates at December 31, 2004 ranged from 2.77 percent to 3.7375 percent (including margins). The margins ranged from 0.8 percent to 1.375 percent. Under our loan agreements, LIBOR can range from 30 days to one year.

As of December 31, 2004, OMI had various interest rate swaps that fix notional amounts aggregating $129,808,000 (not including $62,400,000 that begins in 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates of the swaps ranging from October 2005 to July 2009.

(2)	The interest rates at December 31, 2003 ranged from 2.0625 percent to 3.71 percent (including margins). The margins ranged from 0.90 percent to 1.625 percent.

As of December 31, 2003, OMI had various interest rate swaps that fix notional amount aggregating $217,550,000 (not including $83,040,000 that began in 2004) of variable rate debt ranging from 2.07 percent to 4.86 percent (excluding margins) with maturity dates of the swaps ranging from March 2004 to October 2005.

The weighted average effective interest rates for debt outstanding at December 31, 2004 and 2003 were 4.71% and 3.92%, respectively. Such rates take into consideration related interest rate swaps.

As of December 31, 2004, 100% of the net book value or $1,487,598,000 of the Company’s vessels (representing 40 vessels) was pledged as collateral under certain debt agreements.

Term Loans

OMI Corporation has entered into a number of term loans to finance the building or acquisition of vessels. All of the term loans are secured by vessels and require periodic payments of both principal and interest. The following table summarizes the term loans:

				Amount Outstanding
	Principal Amount		Maturity Date	as of December 31, 2004

	$ 142,000		November 2014	$142,000
	70,800	(1)	August 2012	20,482
	64,800		July 2011	55,230
	50,400		July 2012	48,709
	44,000		December 2008	29,050
	40,000		October 2009	29,200
	34,475		August 2011	31,815
	34,300		August 2011	31,050
	24,000		April 2009	22,900

Total				$410,436

(1)	Principal amount includes financing for two vessels under construction to be delivered in May and August 2005.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Long-Term Debt and Credit Arrangements (continued)

Reducing Revolving Credit Facilities

OMI Corporation has two reducing revolving credit facilities secured by vessels. On November 23, 2004, we amended and restated our $245,000,000 facility with an original due date of March 2010 with a ten year $375,000,000 secured reducing revolving credit facility (the “$375 Facility”). A portion of the $375 Facility was used to repay in full a $250,000,000 bridge loan, which was used to finance the initial payments for 13 vessels acquired in July and August 2004. Borrowings under the $375 Facility bear interest at LIBOR plus a margin of 0.80%. The scheduled reductions of the available amount under the $375 Facility are further reduced upon the disposal of a vessel pledged as collateral. As of December 31, 2004, the undrawn amount under the $375 Facility was $295,000,000 and outstanding borrowings were $80,000,000. In February 2005, we paid $60,000,000.

OMI Corporation has another secured reducing revolving facility which matures on July 27, 2006 (“$348 Facility”). Borrowings under the $348 Facility bear interest at LIBOR plus an applicable margin. The applicable margin varies from 1.375% per annum up to 1.875% per annum depending on the ratio of our funded debt to our consolidated operating income plus depreciation, amortization and other non-cash charges (excluding any gains or losses on vessel sales, any writedown amounts or any impairment reserves) determined on a trailing four quarter basis. The scheduled reductions of the available amount under the $348 Facility are further reduced upon the disposal of a vessel pledged as collateral. In January 2005, the Facility was reduced by $21,800,000 for the disposal of two vessels. As of December 31, 2004, the undrawn amount under the $348 Facility was $180,836,000 and there were no outstanding borrowings.

7.625% Unsecured Senior Notes Due 2013

On November 26, 2003, we issued $200,000,000 of 7.625% Senior Notes (the “Notes”) due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act.

2.875% Convertible Notes Due 2024

On December 7, 2004, we issued $250,000,000 of convertible notes due 2024. The notes are senior unsecured obligations of OMI Corporation and bear interest at the rate of 2.875% per annum. Interest on the notes is payable on June 1 and December 1 each year beginning June 1, 2005.

The initial conversion ratio is 32.5355 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $30.74 per share or 46.5% above our stock price of $20.98 on December 7, 2004.

The 2.875% convertible notes may be converted prior to maturity under the following circumstances:

•
during any fiscal quarter commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the proceeding fiscal quarter exceeds 130% of the conversion price on that 30th trading day; or

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Long-Term Debt and Credit Arrangements (continued)

•
subject to certain exceptions, during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate then in effect; or

•	if we have called the note for redemption; or

•	upon the occurrence of certain specified corporate transactions.

Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our conversion obligation, and at our option, cash or common shares in respect to the remainder, if any (“Excess Value”). Upon certain corporate transactions (e.g. change of control), the Company may issue additional shares based on the date the corporate transaction becomes effective and the stock price.

On or after December 1, 2011, OMI may redeem the notes, in whole or in part, for cash at a redemption price equal to the principal amount of the notes plus accrued, unpaid interest and liquidated damages, if any.

On December 1, 2011, December 1, 2014 and December 1, 2019, the holders may require OMI to repurchase all or a portion of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes, puttable upon a designated event, plus accrued, unpaid interest and liquidated damages, if any.

In association with the issuance of the Convertible Senior Notes, we incurred approximately $8.5 million in underwriting costs and professional fees. These fees were deferred and included in Other assets on the accompanying Consolidated Balance Sheet at December 31, 2004 and are being amortized to interest expense until December 1, 2011, which represents the earliest date holders may require us to redeem the notes.

If the market price exceeds the conversion price, we are required to use the treasury stock method in calculating diluted earnings per share for the number of shares to be issued for the excess value. If the market price of the Company’s common stock is less than the conversion price, the notes will not be included in the calculation of the Company’s diluted EPS. At December 31, 2004, the share price was below the conversion price.

The net proceeds from the issuance of notes were used to purchase 4.8 million treasury shares for approximately $100 million and to repay outstanding debt.

Convertible Notes Due 2004

At December 31, 2003, we had 7% Convertible Notes due February 2004 with a balance of $349,000 which were paid on March 1, 2004.

Restrictive Covenants

All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and the repurchasing of our stock. As of December 31, 2004, we were in compliance with all covenants.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Long-Term Debt and Credit Arrangements (continued)

Maturities

Aggregate maturities of debt during the next five years from December 31, 2004, are as follows:

2005	$ 33,200
2006	33,003
2007	32,282
2008	55,865
2009	44,073
Thereafter	742,013

Total	$940,436

Interest Paid

During the years ended December 31, 2004, 2003 and 2002, cash paid for interest, net of amounts capitalized, totaled approximately $27,993,000, $22,396,000 and $24,472,000, respectively.

Note 5—Derivatives and Hedging Activities

All derivatives are recognized on the Company’s balance sheet at their fair values. On the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). During the year ended December 31, 2004, the Company had interest rate swaps and Future Rate Agreements (“FRA’s”) used to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps were designated and qualify as cash flow hedges. Additionally, the Company entered into forward freight agreements (“FFA’s”). FFA’s involve contracts to provide a fixed number of theoretical voyages at fixed rates. We have taken short positions in FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. We have also from time to time taken long positions, which have increased our exposure to the spot market. As of December 31, 2004, the FFA contracts were considered to be speculative and gains and losses were recorded in the Consolidated Statement of Income.

Interest-Rate Swaps and Future Rate Agreements (“FRAs”)

OMI entered into interest rate swap and FRA agreements to manage interest costs and the risk associated with changing LIBOR interest rates. As of December 31, 2004, we had various interest rate swaps/FRAs aggregating $192,208,000 (which includes a notional amount of $62,400,000 for an interest rate swap that commences in 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2004, the Company has recorded a liability of $1,702,000 and an asset of $1,517,000 related to the fair market value of these hedges and a corresponding charge of $185,000 to Other comprehensive income.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 5—Derivatives and Hedging Activities (continued)

The changes in the notional amounts were as follows:

	December 31,

	2004	2003

Notional principal amount, beginning of the year	$ 275,390	$ 358,600
Increase of notional amounts	112,377	57,840
Reductions of notional amounts	(195,559)	(141,050)

Notional principal amount, end of year	$ 192,208	$ 275,390

Interest expense pertaining to interest-rate swaps for the years ended December 31, 2004, 2003, and 2002 was $3,363,000, $4,816,000 and $4,258,000, respectively. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statement of Income within the next twelve months has been estimated to be approximately $3,727,000.

Forward Freight Agreements

At December 31, 2004, FFAs with aggregate notional values of $1,538,000 extend to December 2005. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. The fair value of these agreements was not significant at December 31, 2004.

From January 4, 2005 to March 10, 2005, the Company committed to forward freight agreements with an aggregate notional amount of $17,538,000. The forward freight agreements expire by December 2005.

The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Note 6—Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents(a)	$ 41,805	$ 41,805	$ 48,788	$ 48,788
Derivatives:
Liability for interest-rate swaps and FRAs(b)	1,702	1,702	3,310	3,310
Asset for interest-rate swaps and FRAs(b)	1,517	1,517	1,251	1,251
Total debt(c)	940,436	944,998	564,872	565,871

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

(a)	Cash and cash equivalents—The carrying amount approximates fair value.

(b)
Interest rate swaps—The fair value of interest-rate swaps (used for hedging purposes) is the estimated amount the Company would pay or receive to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

(c)
Debt obligations—The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 7—Operating Lease Expense

Total operating lease expense was $60,914,000, $19,809,000 and $16,517,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Leases are for vessels (charter hire expense) and office space.

The future minimum lease payments required by year, under operating leases subsequent to December 31, 2004, are as follows:

2005	$ 20,115
2006	19,254
2007	9,554
2008	9,657
2009	9,632
Thereafter	4,665

Total	$ 72,877

In February 2005, OMI agreed to time charter in for a seven year period two new Suezmax vessels scheduled for delivery in June and September of 2005. The vessels will enter the Gemini Pool when delivered. OMI has options to extend the term of the time charters and to acquire the vessels.

In June 2002, the Company exercised its option to reacquire the COLUMBIA and simultaneously sold the vessel to an unrelated party for $50,000,000. The vessel, renamed OLIVER JACOB, has been time chartered back for a period of eight years and has been accounted for as an operating lease. The gain on the sale of approximately $4,700,000 is being amortized over the charter period.

During December 2001, OMI sold a vessel, the SOYANG, which is being chartered back from the purchaser under the name MAX JACOB for a period of five years, not including options. The resulting lease is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 is being amortized over the five year lease term. As part of the charter hire agreement, the Company was required to deposit $5,000,000 in escrow, which is being repaid ratably over the charter period. As of December 31, 2004, the balance in escrow was $2,000,000 ($1,000,000 in Current restricted cash and $1,000,000 in Non-current restricted cash, included in Other Assets and Deferred Charges).

Note 8—Time Charter Revenue

Time charters to third parties of the Company’s owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing or charterers’ options and excluding broker commissions) to be received subsequent to December 31, 2004 on these time charters are as follows:

2005	$ 82,516
2006	57,289
2007	38,884
2008	27,082
2009	14,071
Thereafter	5,012

Total	$224,854

Note 9—Impairment Loss on Vessels and Reduction of Depreciable Lives

The Company evaluated the carrying value of its vessels against the projected undiscounted cash flows as required, under the provisions of SFAS 144 as of December 31, 2003. Based on the results of our evaluation, the Company recorded an impairment loss of $2,770,000 to the Consolidated Statement of Income for the year ended December 31, 2003, relating to two single-hull tankers Panamax vessels. These vessels were considered to be impaired as of December 31, 2003, as their net book values were greater than the undiscounted projected cash flow. During 2004,

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 9—Impairment Loss on Vessels and Reduction of Depreciable Lives (continued)

both vessels were disposed of and a gain on sale was recorded and included in (Gain) loss on disposal of vessels-net in the Consolidated Statements of Income.

In December 2003, during the Company’s periodic evaluation for vessel impairment, it was determined that two single–hull handysize product carriers were impacted by the recent International Maritime Organization regulation issued that included new phase-out dates for single-hull vessels. There was no adjustment to the 2003 financial statements since the vessels were not impaired; however, the new regulation resulted in reducing the depreciable lives of the two vessels. The phase-out dates would have increased the annual depreciation expense beginning in 2004 by $686,000 until June 2007 and $95,000 from June 2007 to August 2015. The single hull vessels were sold in 2004 (see Note 11).

Note 10—Acquisitions of Vessels

The following table summarizes the acquisitions of vessels delivered during the years ended December 31, 2004 and December 31, 2003:

2004:
		Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

LOIRE(2)	February 2004	2004	Handysize	$ 29,256
GARONNE(2)	April 2004	2004	Handysize	29,226
SAONE(2)	July 2004	2004	Handysize	29,484
HORIZON	July 2004	2004	Handymax	39,469
ADAIR	July 2004	2003	Suezmax	70,632
ANGELICA	July 2004	2004	Suezmax	70,681
JANET	July 2004	2004	Suezmax	70,926
ARLENE	August 2004	2003	Suezmax	70,980
INGBORG	August 2004	2003	Suezmax	71,529
JEANETTE	October 2004	2004	Handymax	39,999
GANGES(2)	October 2004	2004	Handysize	29,501
RUBY(3)	December 2004	2004	Handysize	37,066

Total				$588,749

2003:
		Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

MOSELLE	February 2003	2003	Handymax	$ 30,284
ROSETTA	March 2003	2003	Handymax	30,432
OTTAWA	April 2003	2003	Panamax	37,932
TAMAR	July 2003	2003	Panamax	38,079
HUDSON	August 2003	2000	Suezmax	49,406
POTOMAC	August 2003	2000	Suezmax	49,400

Total				$235,533

(1)	Capitalized costs include capitalized interest.

(2)
1A ice class vessel. (Note: 1A ice-class product carrier-refers to a vessel designed and built to be able to trade in areas in which ice is not greater than 80cm thick; they do not break ice, but may follow ice breakers. This is the highest standard for vessels able to trade in ice bound waters.)

(3)
1B ice class vessel. (Note: 1B ice-class product carrier-refers to a vessel designed and built to be able to trade in areas in which ice is not greater than 60cm thick; they do not break ice, but may follow ice breakers.)

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 10—Acquisitions of Vessels (continued)

Athenian and Arcadia Acquisitions

In June 2004, OMI entered into an agreement for the acquisition of four double hull Suezmax vessels (two built in 2003 and two in 2004), one product carrier built in July 2004 and seven product carriers under construction (one of which was delivered in October 2004) at the same shipyard from Athenian Sea Carriers, Ltd. (“Athenian”). The total contract cost was $585,000,000 ($520,650,000, excluding the vessel not delivered, explained in the next paragraph). As of December 31, 2004, there were six product carriers under construction. Two product carriers were delivered in 2005 and the remaining four are scheduled to be delivered in 2006. Approximately, $142,691,000 is payable to the shipyard for the remaining product carriers in 2005 and in 2006 (see Note 18).

The Company terminated one of the agreements to acquire one 2003 built Suezmax vessel, from Athenian for a contract price of $64,350,000, as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration (see Note 18). OMI had paid 10% deposit or $6,350,000, which is being held in escrow. This amount is included in the Consolidated Balance Sheet as Non-current restricted cash.

During June 2004, OMI agreed with Arcadia Ship Management (“Arcadia”) to purchase two 2003 built double hull Suezmax vessels for an aggregate contract price of $141,200,000. Both of these vessels were delivered in August 2004.

The 2004 acquisitions were paid with proceeds from the issuance of common stock (see Note 17), draw downs from credit facilities, temporary financing that was later replaced with long-term financing (see Note 4) and cash from operations.

Note 11—Disposal Of Vessels

In May, June, August and December 2004, we disposed of three single hull Panamax vessels and two single hull product carrier built between 1981 and 1991 for sales prices aggregating approximately $39,124,000, net of commissions. The disposal of the vessels resulted in a net loss on sale of approximately $1,726,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2004.

In November 2004, our 1986 built single hull Ultra Large Crude Carrier (“ULCC”) with a net book value of $16,514,000, which was classified as Vessel held for sale in the current asset section of the Consolidated Balance Sheet as of December 31, 2003, was disposed of. OMI agreed to sell the ULCC vessel for conversion of the vessel for an offshore project for approximately $20,047,000. The disposal of the vessel resulted in a gain on sale of approximately $3,452,000, which was recorded to the Consolidated Statement of Income for the year ended December 31, 2004.

During March, September and November 2003, we disposed of five single hull product carriers built between 1984 and 1990 for sales prices aggregating approximately $33,048,000, net of commissions. The disposal of the vessels resulted in a net loss on sale of approximately $14,358,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2003.

During April 2002, we disposed of a 1988 built product carrier for a sales price of $9,100,000, net of commissions and recognized a loss on sale of $302,000, which was recorded to the Consolidated Statement of Income for the year ended December 31, 2002.

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

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 12— Loss on Investment

The loss on investment of $3,098,000 for the year ended December 31, 2004, resulted from expenses related to the termination of an attempt to acquire Stelmar Shipping in June 2004. During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

Note 13—Financial Information Relating to Segments

The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

Crude Oil Tanker Fleet—includes vessels that normally carry crude oil and “dirty” products. The fleet in all years presented include four sizes of vessels; Suezmax, ULCC, Panamax and handysize.

Product Carrier Fleet—includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. The fleet in all years presented include three sizes of vessels, Panamax, handymax and handysize vessels.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)

The following is a summary of the operations by major operating segments for each of the three years in the period ended December 31, 2004:

	For the Years Ended December 31,

	2004	2003	2002

Revenues:
Crude Oil Fleet	$ 427,336	$ 189,254	$ 94,406
Product Carrier Fleet	136,413	133,674	107,024

Subtotal	563,749	322,928	201,430
Other	925	225	127

Total	$ 564,674	$ 323,153	$201,557

Time Charter Equivalent Revenues:(1)
Crude Oil Fleet	$ 352,358	$ 145,465	$ 66,491
Product Carrier Fleet	131,208	123,707	96,977

Total	$ 483,566	$ 269,172	$163,468

Operating Income:(2)
Crude Oil Fleet	$ 233,914	$ 72,989	$ 9,725
Product Carrier Fleet	60,514	37,266	37,764

	294,428	110,255	47,489
General and administrative expense not allocated to vessels	(17,309)	(11,417)	(8,716)
Other	5,262	486	129

Total	$ 282,381	$ 99,324	$ 38,902

Identifiable Assets-At End of Year:
Crude Oil Fleet	$ 844,262	$ 499,777	$416,829
Product Carrier Fleet	855,448	569,299	522,795

	1,699,710	1,069,076	939,624
Cash and cash equivalents	41,805	48,788	40,890
Other	29,491	35,956	9,107

Total	$1,771,006	$1,153,820	$989,621

Capital Expenditures:
Crude Oil Fleet	$ 272,868	$ 99,118	$112,530
Product Carrier Fleet	402,539	130,488	94,086
Other	232	114	141

Total	$ 675,639	$ 229,720	$206,757

Depreciation and Amortization:
Crude Oil Fleet	$ 28,676	$ 25,391	$ 19,956
Product Carrier Fleet	27,134	25,118	23,259
Other	362	382	368

Total	$ 56,172	$ 50,891	$ 43,583

Interest Expense:
Crude Oil Fleet	$ 7,685	$ 8,847	$ 8,355
Product Carrier Fleet	6,005	11,056	13,246

	13,690	19,903	21,601
Other(3)	20,770	3,951	3,244

Total	$ 34,460	$ 23,854	$ 24,845

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

The following is a reconciliation of TCE revenue for the year ended December 31, 2004:

	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$427,336	$136,413	$563,749
Voyage Expenses	74,978	5,205	80,183

TCE Revenue	$352,358	$131,208	$483,566

The following is a reconciliation of TCE revenue for the year ended December 31, 2003:

	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$189,254	$133,674	$322,928
Voyage Expenses	43,789	9,967	53,756

TCE Revenue	$145,465	$123,707	$269,172

The following is a reconciliation of TCE revenue for the year ended December 31, 2002:

	Crude Oil	Product
	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$ 94,406	$107,024	$201,430
Voyage Expenses	27,915	10,047	37,962

TCE Revenue	$ 66,491	$ 96,977	$163,468

(2)	Operating income includes gain (loss) on disposal of vessels—net (see below).

	For the Years Ended December 31,

	2004	2003	2002

Gain (loss) on disposal of vessels—net:
Crude Oil Fleet	$ 4,950	$ —	$ —
Product Carrier Fleet	(3,224)	(14,358)	(289)

Total	$ 1,726	$(14,358)	$ (289)

(3)	Other interest expense relates to unsecured senior notes for the years ended December 31, 2004 and 2003, in addition to interest on unsecured convertible notes due in 2024 and 2004 for the years ended December 31, 2004, 2003 and 2002.

Revenues from major customers, defined as 10 percent or more of consolidated revenue was as follows:

	2004	2003	2002

Chartering and Shipping S.A.	$ 67,327	$34,305	$34,468
Chevron Transport Corp.	$ 53,966	—	—
El Paso Marine Company	—	43,254	27,762

Total	$121,293	$77,559	$62,230

Note 14—Savings Plan

The Company has a 401(k) Plan (the “Plan’’) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15 percent of their annual salaries with the Company matching up to the first six percent in 2004, 2003 and 2002. The Company may elect to make additional contributions to the Plan at the discretion of the Company’s Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 14—Savings Plan (continued)

The following is a summary of Company contributions to these Plans primarily recorded to General and administrative expense on the Consolidated Statements of Income for each of the three years in the period ended December 31, 2004:

	2004	2003	2002

401(k) Plan	$313	$264	$283
Executive Savings Plan	305	123	189

Total	$618	$387	$472

Note 15—Stock Option Plan

In 2003, the stockholders approved the 2003 Stock Incentive Plan, which replaced the 1998 Stock Incentive Plan. This plan provides for the granting of options and restricted stock to officers, employees, consultants and Directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of stock may be awarded as restricted stock (see Note 17).

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

There were no options granted in 2004 or in 2003. In 2002, the Company granted 30,000 options at $3.93, which is also the weighted average fair value for the options granted.

The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2004 (in whole numbers, except for Exercise Prices):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2002	2,046,235	$4.61
Granted	30,000	3.93
Exercised	—	—
Forfeited	—	—
Expired	(30,000)	5.48

Outstanding, December 31, 2002	2,046,235	4.59
Granted	—	—
Exercised	(1,381,168)	4.34
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2003	665,067	5.11
Granted	—	—
Exercised	(480,067)	5.09
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2004	185,000	$5.16

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Stock Option Plan (continued)

The following table summarizes information about stock options outstanding as of December 31, 2004 (in whole numbers, except for Exercise Prices and Contractual life in years):

	Options Outstanding			Options Outstanding

	December 31, 2004	Weighted	Weighted Average	December 31, 2004	Weighted
Range of	Number of	Average	Remaining	Number of	Average
Exercise Prices	Options	Exercise Price	Contractual Life	Options Exercisable	Exercise Price

$ 1.50 — 3.93	40,000	$3.32	7.20	39,167	$3.24
4.63 — 4.9375	45,000	4.80	5.35	45,000	4.80
5.125	40,000	5.13	0.57	40,000	5.13
6.67	60,000	6.67	3.47	60,000	6.67

Total	185,000	5.16	4.10	184,167	5.16

As of December 31, 2003, there were 659,650 options exercisable at a weighted average price of $5.05. As of December 31, 2002, there were 1,982,276 options exercisable at a weighted average price of $4.48. Proceeds received from the exercise of the options are credited to the capital accounts.

Compensatory Options

In accordance with APB 25, the Company records compensation expense relating to stock options, which were accounted for using variable plan accounting. All options under variable plans were fully vested by January 1, 2003. There was no compensation expense related to stock options for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

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

The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and offering expenses were approximately $137,695,000. All of the net proceeds were used as partial payment on the Athenian acquisition in July 2004 for the purchase of vessels and vessels under construction (see Note 10).

During December 2002, OMI issued 6,500,000 shares of common stock pursuant to an equity agreement. Net proceeds received were approximately $21,483,000 (net of expenses) were used for general corporate purposes, which included working capital, capital expenditures and the acquisition of vessels.

During August 2003, OMI issued 2,000,000 shares of OMI common stock at $6.00 per share as partial payment on two 2000 built Suezmax tankers.

OMI issued 11,073 shares at $2.89 to one director in lieu of his annual fee of $32,000 in 2002.

Restricted Stock

The Company has granted an aggregate of 1,706,237 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan, and 110,391 shares have been forfeited. The market value at issuance of the 1,595,846 remaining restricted shares was approximately $11,652,000. Restricted stock awards granted in July 2001, April 2002, September 2003, May 2004, June 2004 and December 2004 were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the applicable vesting periods. During the years ended December 31, 2004, 2003 and 2002, the Company recognized $2,212,000, $1,290,000 and $1,033,000, respectively, of compensation expense related to restricted stock.

In May, June and December 2004, OMI awarded and issued 287,923 shares of restricted stock to employees, executive officers and directors for a total value at the respective dates of grant of approximately $3,718,000. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five. Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders’ Equity and subsequently is being amortized to expense over the appropriate restriction period.

Acquisition and Retirement of Treasury Stock

During 2004, the Company repurchased 7,890,000 common shares for an aggregate of $141,405,000 under a share repurchase program approved by the Board of Directors. The Company also received 110,391 restricted shares, which were forfeited in 2004. In September 2004, the Company retired all treasury shares and resolved to retire all future common stock repurchases and forfeitures immediately.

On December 14, 2004, the Board of Directors established new authority for the Company to repurchase from time to time of up to 4,250,000 shares of common stock. In the first quarter of 2005 (through March 14, 2005), the Company has purchased 101,000 shares for an aggregate of $1,788,000.

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

Dividends

The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party.

During 2004, the Board of Directors declared quarterly dividends aggregating $0.22 per share to shareholders of record at designated dates aggregating $18,622,000 (the fourth quarter dividend of $5,994,000 declared in November 2004 and paid on January 11, 2005). On February 10, 2005, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.07 per share to $0.08 per share and declared the $0.08 per share dividend to shareholders of record on March 22, 2005 which will be paid on April 12, 2005.

Note 18—Commitments and Contingencies

Contracts Relating to Vessels

At December 31, 2004, we had commitments to take delivery of 10 product carriers. The contract costs for the 10 vessels aggregated $354,160,000. As of December 31, 2004, $113,901,000 in payments have been made on these contracts, $108,197,000 of which were paid in 2004. On January 4, 2005 and March 1, 2005, two product carriers, the LAUREN and the BRAZOS, both with original contract costs of $38,700,000 each were delivered and began a short-term time charter upon delivery from the shipyard. The vessels were purchased with cash and are unencumbered. Three of the remaining vessels will be delivered in 2005 and five in 2006. Two of the vessels to be delivered in 2005 will begin five year time charters upon delivery.

Year	Payments

2005	$135,844
2006	104,415

Total Remaining Payments	$240,259

Note: 2005 payments include payment of $18,676,000 in January 2005 for the delivery of the LAUREN and $21,461,000 in March 2005 for the delivery of the BRAZOS.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 18—Commitments and Contingencies (continued)

Agreement with the Department of Justice

OMI reached an agreement with the Department of Justice pursuant to which we pleaded guilty to one count of knowingly violating regulations promulgated under the Act to Prevent Pollution from Ships by failing to maintain an “oil record book” on one of our vessels. The Company was responsible due to the actions of crew on the vessel, which were not known by personnel at the Company’s offices and were against Company policy. Sentencing was in August 2004, and the Company paid a $4,200,000 fine and commenced serving a probationary period of three years. The amount of the anticipated fine and related expenses, aggregating $6,000,000 was expensed in 2003. Any amounts received under insurance policies will be recognized when received. The Company has filed claims with insurers with respect to the fine and costs.

Athenian Arbitration

The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. If the Company is correct, it will be entitled to certain additional expenses it incurred and the increase in value, if any, of the vessel over the contract price. If the Company loses, it would most likely lose the amount of its deposit, approximately $6.4 million. This amount is included in the Consolidated Balance Sheets as Non-current restricted cash.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMI Corporation:

We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income and changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OMI Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 14, 2005

Item 8. SUPPLEMENTARY DATA

Quarterly Results of Operations (Unaudited)
(In thousands, except per share amounts)

	2004 Quarter Ended				2003 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues(1)	$128,016	$99,351	$129,410	$207,898	$84,923	$78,826	$73,227	$86,177
Operating Income(2)	64,071	40,847	59,008	118,455	31,765	30,919	15,687	20,953
Net income	$ 56,409	$30,312	$ 50,464	$108,510	$25,728	$25,440	$10,772	$14,531

Basic Earnings Per Common Share:(3)
Net income	$ 0.70	$ 0.38	$ 0.55	$ 1.21	$ 0.33	$ 0.33	$ 0.14	$ 0.18

Weighted average number of shares of
common stock outstanding—basic	80,908	80,372	91,884	89,684	76,836	76,846	78,151	79,913

Diluted Earnings Per Common Share:(3)
Net income	$ 0.70	$ 0.38	$ 0.55	$ 1.21	$ 0.33	$ 0.33	$ 0.14	$ 0.18

Weighted average number of shares of
common stock outstanding—diluted	81,048	80,494	91,997	89,815	77,036	77,123	78,445	80,122

(1)	Revenues comprise voyage revenue, time charter revenue and other revenue. Certain reclassifications have been made to the 2003 Revenues to conform to the 2004 Revenues. Revenues and voyage expenses have each been increased by $1,378,000, $1,417,000 and $1,682,000 in the first, second and third quarters of 2004, respectively, and by $1,138,000, $900,000, $1,023,000 and $1,140,000 in the first, second, third and fourth quarters of 2003, respectively, to reflect broker commissions paid by the Company as a component of voyage expenses rather than as a reduction of voyage revenues. This correction had no impact on operating income or net income.

(2)	Operating income includes Gains on disposal of vessels in 2004; aggregating $360,000 and $2,426,000 in the second and fourth quarters, respectively, and Loss on disposal of vessels of $1,060,000 in the third quarter. Operating income includes Provision for settlement loss and related expenses, provision for impairment loss on vessels and Loss on disposal of vessels in 2003; aggregating $3,215,000 in the first quarter, $7,558,000 in the third quarter and $12,355,000 in the fourth quarter.

(3)	Earnings per share are based on stand-alone quarters.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Form 10-K report, based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of OMI Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 83 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMI Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that OMI Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 14, 2005

Item 9B. OTHER INFORMATION

During the first quarter of 2005 (to March 14, 2005) we repurchased 101,000 shares of OMI common stock at an average price of $17.68 per share.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF OMI CORPORATION

Pursuant to General Instruction G(3) the information regarding directors and the Audit Committee called for by this item is hereby incorporated by reference from OMI’s Proxy Statement to be filed with the Securities and Exchange Commission. Certain information relating to Executive Officers of the Company appears in Item 4A of Part I of this Form 10–K Annual Report.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements and Financial Statement Schedules

        (a)     Financial statements as indicated in the index are set forth on page 53.

        (b)     Financial Statement Schedules

                   None.

        (c)     The index to Exhibits is on page 85.

EXHIBITS

Number	Incorporated by Reference to	Description of Exhibit

3(i)	Registration Statement on Form S-1	Articles of Association of OMI
(No. 333-52771) Filed May 15, 1998
3(ii)	Registration Statement on Form S-1	By-laws
(No. 333-52771) Filed May 15, 1998
4.1	Form 8A Filed December 14, 1998	Registration Statement of Preferred
Stock Purchase Rights
4.2	Registration Statement on Form S-8
(No. 333-72458) Filed October 30, 2001
4.3	Registration Statement on Form S-8	2001 Restricted Stock Plan(1)
(No. 333-72456) Filed October 30, 2001
4.4	Registration Statement on Form S-8	OMI Corporation Executive
	(No. 333-72460) Filed October 30, 2001	Savings Plan(1)
10.1	Registration Statement on Form S-1	Form of Common Stock Certificate
(No. 333-52771) Filed May 15, 1998
10.2	Registration Statement on Form S-1	OMI Corporation Stock Option
	(No. 333-52771) Filed May 15, 1998	Plan(1)
10.3	Form S-8 Filed June 17, 1998	Employee Benefit Plan Registration
Statement(1)
10.4	Form 10-Q Filed August 13, 2001	Amended Form of Employment
Agreements for Senior Executives(1)
10.5	Form 10-Q Filed August 13, 2001	2001 Incentive Bonus Plan(1)
10.6	Registration Statement on Form S-8	OMI Corporation 2004 Equity
	Filed February 12, 2004	Incentive Plan(1)
21	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	OMI Corporation’s certification by the
Chief Executive Officer on Form 10-K
for the year ending December 31, 2004
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.
31.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K
for the year ending December 31, 2004
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 202.
32.1	OMI Corporation’s certification by the
Chief Executive Officer on Form 10-K
for the year ending December 31, 2004
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.
32.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K
for the year ending December 31, 2004
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

(1)	Denotes compensation plan and /or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMI CORPORATION

By: /s/ Craig H. Stevenson

Craig H. Stevenson, Jr., Chairman of the Board of Directors and Chief Executive Officer March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG H. STEVENSON, JR.	Chief Executive Officer and Director	March 15, 2005
(Principal Executive Officer)
Craig H. Stevenson, Jr.

/s/ ROBERT BUGBEE	President, Chief Operating Officer	March 15, 2005
and Director
Robert Bugbee

/s/ MICHAEL KLEBANOFF	Director	March 15, 2005

Michael Klebanoff

/s/ JAMES N. HOOD	Director	March 15, 2005

James N. Hood

/s/ PHILIP J. SHAPIRO	Director	March 15, 2005

Philip J. Shapiro

/s/ DONALD C. TRAUSCHT	Director	March 15, 2005

Donald C. Trauscht

/s/ JAMES D. WOODS	Director	March 15, 2005

James D. Woods

/s/ G. ALLEN BROOKS	Director	March 15, 2005

G. Allen Brooks

/s/ KATHLEEN C. HAINES	Senior Vice President, Chief	March 15, 2005
Financial Officer, Treasurer and
Kathleen C. Haines	Chief Accounting Officer
(Principal Financial and Accounting Officer)