Form 10-Q
period 2005-03-31
OMI CORP/M I
filed 2005-05-10
CIK 1061571

Draft –As of May 9, 2005

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period from______________________________to______________________________

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

YES   [X]                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of       May 9, 2005       :

Common Stock, par value $0.50 per share 84,145,744 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION	Page

Item 1-	Financial Statements
	Condensed Consolidated Statements of
	Income (unaudited) for the three months
	ended March 31, 2005 and 2004
		3
	Condensed Consolidated Balance Sheets (unaudited)
	March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Comprehensive
	Income and Changes in Stockholders' Equity
	(unaudited) for the three months ended March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the three months ended March 31, 2005 and 2004	6

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	7

Item 2-	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3-	Quantitative and Qualitative Disclosures about
	Market Risks	40

Item 4-	Controls and Procedures	42

PART II:	OTHER INFORMATION

Item 1-	Legal Proceedings	43

Item 2-	Changes in Securities and Use of Proceeds	43

Item 3-	Defaults upon Senior Securities	44

Item 4-	Submission of Matters to a Vote of Security Holders	44

Item 5-	Other Information	44

Item 6-	Exhibits	44

SIGNATURES

PART I: FINANCIAL INFORMATION Item 1. Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2005	2004

Revenue	$171,442	$128,016

Operating Expenses:
Voyage expense	30,053	16,714
Vessel expense	20,672	13,948
Charter hire expense	15,034	15,537
Depreciation and amortization	16,545	13,363
General and administrative	6,366	4,383
Gain on disposal of vessels	(2,874)	—

Total operating expenses	85,796	63,945

Operating Income	85,646	64,071

Other (Expense) Income:
Interest expense	(10,531)	(7,819)
Interest income	278	157
Other	388	—

Net Other Expense	(9,865)	(7,662)

Net Income	$75,781	$56,409

Basic Earnings Per Common Share	$0.88	$0.70

Diluted Earnings Per Common Share	$0.88	$0.70

Weighted Average Shares Outstanding:
Basic	85,636	80,908
Diluted	85,713	81,048

Cash Dividends Declared Per Share	$0.08	$0.05

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2005	2004

ASSETS
Current Assets:
Cash, including cash equivalents:
2005-$26,990; 2004-$10,120	$34,933	$41,805

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $6,250 in 2005 and
$4,183 in 2004	58,980	72,474
Other	759	2,834
Other prepaid expenses and current assets	15,163	11,701

Total Current Assets	109,835	128,814

Vessels and other property, at cost	1,678,883	1,641,029
Construction in progress	85,356	116,895

Total vessels and other property	1,764,239	1,757,924
Less accumulated depreciation	(159,285)	(153,431)

Vessels and other property-net	1,604,954	1,604,493

Drydock costs-net of amortization	2,826	3,587
Other assets and deferred charges	35,155	34,112

Total Assets	$1,752,770	$1,771,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32,944	$33,200
Accounts payable	17,583	13,895
Accrued vessel and voyage	6,393	5,393
Accrued interest	9,504	4,059
Accrued general and administrative	3,328	8,085
Other accrued liabilities	5,431	2,399
Deferred charter hire revenue	5,366	7,597
Dividend Payable	6,846	5,994
Charter Hire Payable	4,376	7,808
Other current liabilities	1,496	1,557

Total Current Liabilities	93,267	89,987

Long-term debt	820,105	907,236
Other liabilities	4,751	6,381

Stockholders’ equity	834,647	767,402

Total Liabilities & Stockholders’ Equity	$1,752,770	$1,771,006

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OFCOMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(IN THOUSANDS)
(UNAUDITED)
					Unearned	Accumulated
					Compensation	Other	Total
	Common Stock		Capital	Retained	Restricted	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	(Loss) Income	Equity	Income

Balance at January 1, 2005	85,630	$42,815	$340,147	$391,476	$(6,851)	$(185)	$767,402

Comprehensive income:
Net income				75,781			75,781	$75,781
Other comprehensive income:
Net unrealized gain on
derivatives						2,959	2,959	2,959

Total comprehensive income								$78,740

Dividends on common stock				(6,846)			(6,846)
Exercise of stock options	79	39	389				428
Purchase and retirement of
common stock for treasury	(312)	(156)	(5,497)				(5,653)
Issuance of restricted stock
awards	10	5	178		(183)		—
Amortization of restricted stock					576		576

Balance at March 31, 2005	85,407	$42,703	$335,217	$460,411	$(6,458)	$2,774	$834,647

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN THOUSANDS)
  (UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$75,781	$56,409
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and
other property	16,545	13,363
Gain on disposal of vessels	(2,874)	—
Amortization of deferred gain on sale of vessels	(389)	(389)
Amortization of debt issue costs	860	588
Amortization of restricted stock awards	576	481
Other	(563)	—
Changes in assets and liabilities	12,104	117

Net cash provided by operating activities	102,040	70,569

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(49,641)	(36,020)
Proceeds from disposition of vessels	36,752	1,034
Payments for drydocking	(181)	(34)
Escrow of funds	250	250

Net cash used by investing activities	(12,820)	(34,770)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	50,200
Payments on debt	(87,387)	(70,498)
Payments for debt issue costs	(227)	(105)
Proceeds from issuance of common stock	428	1,805
Payments of dividends	(5,994)	—
Payments for the purchase of treasury stock	(2,912)	—

Net cash used by financing activities	(96,092)	(18,598)

Net (decrease) increase in cash and cash equivalents	(6,872)	17,201
Cash and cash equivalents at beginning of year	41,805	48,788

Cash and cash equivalents at end of period	$34,933	$65,989

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”)is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications— Certain reclassifications have been made to the condensed financial statements for the three months ended March 31, 2004 Revenues and Voyage expense to conform to the three months ended March 31, 2005 Revenues and Voyage expense. Revenues comprise voyage revenue, time charter revenue and other revenue. Revenues and voyage expenses have each been increased by $1,378,000 in the first quarter of 2004 to reflect broker commissions paid by the Company as a component of voyage expenses rather than as a reduction of voyage revenues. This reclassification had no impact on operating income or net income.

     Newly Issued Accounting Principles—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share, as we currently do not have share-based payment transactions.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

     Stock-Based Compensation— The Company currently sponsors stock option plans and restricted stock award plans.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

     During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted in the first quarter of 2005 or 2004. Currently, all of the stock options previously issued have vested. No stock-based employee compensation expense for stock options was reflected in net income for the three months ended March 31, 2005 and 2004.

Note 2 – Credit Facilities and Loan Agreements

As of March 31, 2005 the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a
margin plus variable rates above the London	$403,049
Interbank Offering Rate (“LIBOR”)(1),(2)
Reducing revolving facilities under bank mortgage
agreements at a margin plus variable rates above
LIBOR *	—
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due
December 2024	250,000

Total	853,049

Less current portion of long-term debt -
Scheduled payments of debt	32,944

Long-term debt	$820,105

* As of March 31, 2005, the available undrawn amount under all credit facilities aggregated $450,582,000.

(1) Rates for the three months ended March 31, 2005 ranged from 2.77 percent to 4.2125 percent (including margins). Rates for the three months ended March 31, 2004 ranged from 1.97 percent to 3.0625 percent (including margins).

(2)As of March 31, 2005, OMI had various interest rate swaps that fix notional amount aggregating $120,974,000 (not including $62,400,000 that begins in February 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2005 to July 2009.

     During February and March 2005, the Company made unscheduled payments aggregating $80,000,000 on one of our reducing revolving facilities.

     During April 2005, we paid an aggregate of $22,350,000 in one scheduled payment and a prepayment for the remaining balance of a term loan with an original maturity date of April 2009.

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They also restrict the amount of certain payments, such as dividends and the repurchasing of its stock. As of March 31, 2005, we were in compliance with all covenants.

Note 3 – Financial Instruments

     All derivatives are recognized on the Company’s balance sheet at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). Additionally, the Company entered into forward freight agreements (“FFA’s”). We use FFA’s as economic hedges to the Company and, as such, changes in the fair value of FFA’s are recorded to the Company’s statement of income each reporting period. FFA’s involve contracts to provide a fixed number of theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, by trade route. The duration of a contract can be one month, quarterly or up to one or two years (currently our open positions extend to December 2005) with open positions settling on a monthly basis. We have taken short positions in FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. A short transaction would hedge an existing long transaction. We have also from time to time taken long positions, which have increased our exposure to the spot market.

Interest-Rate Swaps

     As of March 31, 2005, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     As of March 31, 2005, we had various interest rate swaps aggregating $183,374,000 (which includes a notional amount of $62,400,000 for an interest rate swap that commences in February 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of March 31, 2005, the Company has recorded an asset of $2,988,000 and a liability of $214,000 related to the fair market value of these hedges and a corresponding credit of $2,774,000 to Other comprehensive income.

Forward Freight Agreements

     At March 31, 2005, the FFA’s had an aggregate notional value of $27,163,000, which is an aggregate of both long and short positions that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is mark to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of March 31, 2005, the Company has recorded an asset of $1,168,000 and a liability of $780,000 related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized gain of $388,000, which is classified as Other Income, on the Condensed Consolidated Statements of Income for the three months ended March 31, 2005. We had no FFA’s during the three months ended March 31, 2004.

Note 3 – Financial Instruments (continued)

     From April 1, 2005 to May 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $5,587,000. These forward freight agreements expire by June 2005.

     The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Note 4 – Earnings Per Common Share

      The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of stock options using the treasury stock method and the conversion of the 2.875% Unsecured Convertible Senior Notes due 2024 (“2.875 Convertible Notes”) to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	85,636	80,908

Diluted earnings per share:
Weighted average common shares outstanding	85,636	80,908
Options	77	140

Weighted average common shares-diluted	85,713	81,048

Basic earnings per common share	$0.88	$0.70

Diluted earnings per common share	$0.88	$0.70

      For the three months ended March 31, 2005, the 2.875% Convertible Notes were not dilutive as the average price of OMI’s stock was less than the face amount of the notes. (Note: Each holder of a convertible note will receive either common stock or cash for the conversion value in excess of such principal amount. The initial conversion ratio is 32.5355 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $30.74 per share.)

Note 5 - Equity Transactions

     Acquisition and Retirement of Treasury Stock

     On December 14, 2004, the Board of Directors authorized the Company to repurchase from time to time up to 4,250,000 shares of common stock. As of March 31, 2005, approximately 3,938,000 shares remained under this authority.

Note 5 - Equity Transactions (continued)

     During the first quarter of 2005, OMI purchased 312,000 shares of its common stock at an average price of $18.14 per share, aggregating $5,653,000, ($2,741,000 of which was paid in April 2005). An additional 1,281,000 shares were purchased in April and May 2005 at an average price of $18.58 per share, aggregating $23,803,000. All shares are retired upon purchase.

Restricted Stock

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The Company awarded restricted stock of 900,000 shares (of which, 75,000 shares were forfeited in 2004) in July 2001, 20,000 in April 2002, 498,314 in September 2003 (of which 35,391 shares were forfeited in 2004), 21,000 in May 2004, 230,423 in June 2004, 36,500 in December 2004 and 30,000 in February 2005, which were recorded as unearned compensation as a separate component of stockholders’ equity. The weighted-average grant date fair value of such shares was $5.69 in July 2001, $4.00 in April 2002, $6.84 in September 2003, $10.46 in May 2004, $11.93 in June 2004, $20.53 in December 2004 and $18.30 in February 2005. During July 2004, restrictions expired on 225,000 shares of the July 2001 award and the shares were delivered to directors and officers and in August 2004, restrictions on 25,574 shares expired from the July 2001, September 2003 and June 2004 awards. The Company is amortizing unearned compensation over the applicable vesting periods. During the three months ended March 31, 2005 and 2004, we recognized $576,000 and $481,000, respectively, of compensation expense related to restricted stock.

Cash dividends

     OMI's board of directors declared a regular quarterly dividend beginning in 2004. On February 10, 2005, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.07 per share to $0.08 per share. The cash dividend of $6,846,000 was paid on April 12, 2005 to shareholders on 85,577,000 of common shares outstanding at the record date of March 22, 2005.

Note 6 - Supplemental Cash Flow Information

     During the three months ended March 31, 2005 and 2004 cash paid for interest, net of $1,003,000 and $452,000 capitalized, respectively, totaled approximately $3,531,000 and $2,911,000, respectively.

Note 7 – Acquisitions/Vessel Deliveries

     During January and March 2005, OMI took delivery of two 2005 built handymax product carriers, the LAUREN and the BRAZOS, respectively. Both vessels began short-term time charters upon delivery. At March 31, 2005, the LAUREN and the BRAZOS had total capitalized costs (including capitalized interest) of approximately $40,012,000 and $40,071,000, respectively.

     The final payments on the 2005 deliveries were paid with cash from operations.

Note 8 – Disposals of Vessels

     In January 2005, we sold our last two non-double hull handysize crude oil carriers built in 1993 (TANDJUNG AYU and BANDAR AYU) for an aggregate sales price of $36,752,000, net of commissions. The sale of the vessels resulted in a gain of approximately $2,874,000 which was recorded to the Consolidated Statements of Income for the three months ended March 31, 2005.

Note 9 - Financial Information Relating to Segments

      The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

      Crude Oil Fleet - includes vessels that normally carry crude oil and “dirty” products. The current fleet includes one size vessel, Suezmax tanker. The 2005 results include the handysize vessels sold in January. The fleet in 2004 also included handysize, ULCC and Panamax size vessels, which were sold in 2004 and 2005.

      Product Carrier Fleet - includes vessels that normally carry refined petroleum products such as gasoline and aviation fuel. This fleet includes three sizes of vessels, Panamax, handymax and handysize vessels.

     The following is a summary by major operating segments for the three months ended March 31, 2005 and March 31, 2004:

	For the Three Months
(in thousands)	Ended March 31,
	2005	2004

Revenue:
Crude Oil Fleet	$115,758	$98,299
Product Carrier Fleet	55,131	29,482

Subtotal	170,889	127,781
Other	553	235

Total	$171,442	$128,016

Time Charter Equivalent Revenue:(1)
Crude Oil Fleet	$93,224	$82,298
Product Carrier Fleet	47,612	28,769

Total	$140,836	$111,067

Net Income:
Crude Oil Fleet(2)	$60,689	$49,777
Product Carrier Fleet	23,418	12,736

	84,107	62,513
General and administrative expense not
allocated to vessels	(4,128)	(2,753)
Other	(4,198)	(3,351)

Total	$75,781	$56,409

(1)	The Company uses time charter equivalent (“TCE”) revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

Note 9 - Financial Information Relating to Segments (continued)

     The following is a  reconciliation of TCE  revenue  for the three  months ended March 31, 2005:
	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$115,758	$55,131	$170,889
Voyage Expenses	22,534	7,519	30,053

TCE Revenue	$93,224	$47,612	$140,836

The following is a reconciliation of TCE revenue for the three months ended March 31, 2004:

	Crude Oil	Product
(in thousands)	Fleet	Carriers	Consolidated

Voyage and TC Revenues	$98,299	$29,482	$127,781
Voyage Expenses	16,001	713	16,714

TCE Revenue	$82,298	$28,769	$111,067

(2)	Net income includes Gain on disposal of vessels of $2,874,000 for the three months ended March 31, 2005.

Note 10 - Other Commitments and Contingencies

Contracts Relating to Vessels

At March 31, 2005, OMI had commitments to construct eight vessels; five handymax and three handysize product carriers with contract costs aggregating $276,760,000. As of March 31, 2005, payments of $82,342,000 have been made to the shipyard, $5,704,000 of which was paid in the first quarter of 2005. Bank financing or operating cash will provide the additional amounts to be paid. Three vessels will be delivered in the remainder of 2005, one in May and two in August. The remaining five vessels will be delivered in 2006. Two of the vessels will begin five year time charters upon delivery. Future construction and delivery payments aggregate approximately $194,418,000 (before financing) as follows:

Year	Payments

(in thousands)

2005	$90,003
2006	104,415

Total Remaining Payments	$194,418

     Operating Leases

      In February 2005, OMI agreed to time charter-in for seven years two new Suezmax vessels scheduled for delivery in June and September 2005. The vessels will enter the Gemini Pool when delivered. OMI has options to extend the term of the time charters and/or to acquire the vessels.

Note 10 - Other Commitments and Contingencies (continued)

Long-Term Time Charter Revenue

     During February 2005, two three year time charter contracts for handymax product carriers (AMAZON and SAN JACINTO) expired; however, new three year time charters with different charterers were secured at higher rates beginning in April and May of 2005.

     During February 2005, a one year time charter contract for a handysize product carrier (RHONE) was extended for two years at a higher fixed rate plus profit sharing. The new time charter will begin in May 2005.

     During March 2005, a new three year time charter contract was secured, at a higher rate than its previous contract, for a handymax product carrier (GUADALUPE). The vessel’s previous three year time charter contract expired in January 2005, and the new charter began in April 2005.

     During April 2005, five year time charter contracts for two handysize product carriers (MADISON and TRINITY) with original expiration dates of 2006 were each renewed at higher rates for a five year period starting early April 2005.

     During April 2005, two seven year time charter contracts with profit sharing arrangements for Suezmax tankers were secured and will begin in June 2005.

     Minimum future revenues (not including profit sharing) to be received for time charters subsequent to March 31, 2005 are as follows: $92,481,000 in the remaining three quarters of 2005 $108,332,000 in 2006, $92,145,000 in 2007, $64,440,000 in 2008, $47,011,000 in 2009 and $58,692,000 thereafter.

Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. If the Company is correct, it will be entitled to certain additional expenses it incurred and the increase in value, if any, of the vessel over the contract price. If the Company loses, it would most likely lose the amount of its deposit, approximately $6.4 million. This amount is included in the Condensed Consolidated Balance Sheets as a component of Other assets and deferred charges.

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

We own or charter-in a fleet of 42 vessels (see our Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types, Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (we refer to as our “product carrier fleet”), such as gasoline and aviation fuel, from refineries to distribution areas.

Financial Summary

      OMI is a growing company, with strategies to maintain shareholder value and a high quality fleet of vessels. The delivery of our newbuildings in 2005 are reflective of our growth strategy. We market such vessels to maximize profit in strong markets yet at the same time to remain profitable in weaker tanker markets. As of March 31, 2005, the average age of our vessels was 3.6(1) years old. We will take delivery of eight newbuildings currently on order in 2005 and 2006 and charter-in two 2005 built Suezmax vessels later this year.

     (Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.)

     OMI’s net income of $75.8 million for the three months ended March 31, 2005 was more than the net income reported in any of the first quarters since the Company’s inception in 1998. Revenue of $171.4 million for the three months ended March 31, 2005 increased $43.4 million or 34 percent compared to revenue of $128.0 million for the three months ended March 31, 2004. Average spot rates earned by our Suezmax fleet decreased 3 percent in the first quarter of 2005 compared to the first quarter of 2004.

     Our Company benefited from the continued strength of the tanker market (see Market Overview) in the first quarter of 2005. We had a 50% larger Suezmax fleet in the first quarter 2005 compared to last year’s first quarter, which also contributed to increased earnings for the fleet. We have also benefited from product carriers that were either delivered or came off time charter in 2004 and operated in the spot market during a period of strong rates. During 2005, we will have approximately 30 percent more operating days for the Suezmax fleet and 28 percent more operating days for the product carrier fleet.

     In an effort to maintain our high quality vessels and a good safety record, we have implemented additional initiatives in 2005 that have impacted first quarter operating costs (see Breakdown by Fleet section). We believe that in order to be a high quality operator, the investment in high quality people operating the ships, training, environmental and other vessel related initiatives will prove invaluable to the Company and shareholders. We also believe that our customers prefer OMI because we are a quality operator. We were able to continue long-term relationships through time charter contracts renewed with existing customers, and we have formed new relationships due to the quality of our tonnage and operations.

     OMI’s financial performance in 2005 is based on the following key elements of our business strategy:

(1)	concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated nine ice class handysize product carriers, further expanding trading capabilities,

(2)	maintain high quality vessels and standards of operation through improved environmental procedures, crew training and maintenance and repair procedures,

(3)	manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover a certain portion of fixed costs. This strategy has been effective in strong and weak tanker markets,

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio),

(5)	enter into strategic alliances and operate from geographic locations that provide us with market opportunities to improve our vessel utilization and earnings,

(6)	monitor and manage the repurchase of common stock, and

(7)	balance paying a dividend to shareholders with other uses of cash, such as acquiring assets at opportunistic times.

     There are many factors that affect tanker rates, including supply and demand for vessels and the product that the vessels carry (crude oil or refined product). Market conditions, (see Market Overview section), economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenues and Operating income including:

(1)	spot rates in the Suezmax tanker market and product tanker market (for those product carriers operating in the spot market or on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $11 million or $0.13 per share),

(2)	the number of revenue earning operating days from the addition of vessels to our fleet,

(3)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization) and capitalizing on our experience and reputation in the industry, and

(4)	managing costs.

     The Company studies market indicators and trends when making decisions for managing risks, including but not limited to the following: world oil demand (increases / decreases in consumption of oil), tonne-mile demand, long-haul versus short-haul voyages or trading routes, world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings” and “conversions”).

     The shortage of refinery capacity in major consuming areas, (the U.S., Western Europe and Japan), and higher crude oil production in the long-haul Middle East have impacted the Company positively and have a favorable impact in the performance of both our crude oil and product carrier fleets.

     The following are several other significant items that have occurred during the first and so far in the second quarter of 2005:

Increases in Operating Fleet
  We took delivery of two handymax product carriers, the BRAZOS and the LAUREN, from the shipyard in March and January 2005, respectively.
  In January 2005, we agreed to time charter in two Suezmax vessels for seven years upon the vessels’ delivery from a shipyard in the second and third quarters of 2005.

Dispositions of Non-Double Hull Vessels

  In January 2005, we sold our last two non-double hull handysize crude oil carriers, which were built in 1993 (TANDJUNG AYU and BANDAR AYU).
Time charter contacts
  During February 2005, two three year time charter contracts for handymax product carriers (AMAZON and SAN JACINTO) expired; however, new three year time charters with different charterers were secured at higher rates beginning in April and May of 2005.
  During February 2005, a one year time charter contract for a handysize product carrier (RHONE) was extended for two years at a higher fixed rate plus profit sharing. The new time charter will begin in late May 2005.
  During March 2005, a new three year time charter contract was secured, at a higher rate than its previous contract for a handymax product carrier (GUADALUPE). The vessel’s previous three year time charter contract expired in January 2005, and the new charter began in April 2005.
  During April 2005, two five year time charter contracts for two handysize product carriers (MADISON and TRINITY) with original expiration dates of 2006 were each extended at higher rates for a five year period, which began in April 2005.
  During April 2005, two seven year time charter contracts with profit sharing arrangements for Suezmax tankers were secured and will begin in June 2005.

     Looking forward, we will continue to focus on our initiatives of growing the business with modern vessels, maximizing profits and managing costs. See “Liquidity and Capital Resources” section.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market was strong in the first quarter of 2005 notwithstanding an increase in the world tanker fleet. The average TCE for Suezmax tankers in the West Africa to U.S. trade, though lower than the peak preceding quarter rate and the rate prevailing in the same period of last year was very profitable and the second highest level for this period since at least 1990. This was the result of strong world oil demand due to improving world economic activity especially in the U.S., China and Southeast Asia, colder than normal weather in the Northern Hemisphere and the decline of the U.S. Dollar. Furthermore, the tanker market benefited from (a) high OPEC oil production, especially from the long-haul Middle East, to satisfy the growth of world oil demand as well as to replace the loss of Iraqi oil production through a pipeline to the Mediterranean and (b) the persistent shortfall of oil production in Venezuela.

OPEC Crude Oil Production and Suezmax Tanker Earnings

Note: As of 03/31/05 Source: Industry Sources

     The average OPEC oil production in the first quarter of 2005 totaled about 29.3 million b/d (“b/d”), an average increase of 1.0 million b/d, or 3.5% compared to the same period last year. Most of OPEC’s oil production growth came from the long-haul Middle East. After a reduction to its oil production quota, beginning April 1, 2004, OPEC has increased its quota four times by a total of 4.0 million b/d, to 27.5 million b/d (excluding Iraq). The OPEC quota increases were the result of strong world oil demand growth as well as tight oil markets and high oil prices. As these economic conditions are expected to persist, OPEC oil production, including Iraq, in the second quarter of 2005 is expected to average more than the preceding quarter and substantially higher than the same period a year ago.

     World oil demand in the first quarter of 2005 was the same as in the preceding quarter and more than 2.0 million b/d or 2.5% higher compared to the same period of last year. This was due to increasing world economic activity, especially in the United States, Latin America, China and Southeast Asia. World oil demand is expected to decrease seasonally in the current quarter, but still average substantially higher than the same quarter of last year. World oil demand is expected to increase in 2005 but at a slower rate than last year as measures are taken to moderate economic activity, especially in the U.S. and China as well as expected persistent high oil prices due to low spare oil production capacity and ongoing geopolitical risks.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of the first quarter of 2005 were about 71 million barrels, or 3.5% higher than the year earlier level, and 1.4% above the average of the last five years. At the same time, crude oil inventories were 0.4% lower and petroleum products inventories were 2.4% higher than the average of the last five years, respectively.

     The world tanker fleet totaled 312.6 million dwt at the end of the first quarter of 2005, up by 6.8 million dwt or 2.2% from the year-end 2004 level. The tanker orderbook totaled about 82.1 million dwt, or 26.3% of the existing fleet at the end of the first quarter of 2005. Approximately 19.3 million dwt are for delivery in 2005, 25.4 million dwt in 2006, 26.4 million dwt in 2007 and most of the balance in 2008. The tanker orderbook includes 76 Suezmaxes of about 12.0 million dwt or 29.5% of the existing internationally trading Suezmax tanker fleet.

     At the end of the first quarter of 2005, approximately 36.2 million dwt or 11.6% of the total tanker fleet was 20 or more years old, including 14.3 million dwt or 4.6% of the fleet which was 25 or more years old. Furthermore, 14 Suezmaxes were 20 or more years old, including four which were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 2.1 million dwt in the first quarter of 2005, including two Suezmaxes and one VLCC.

     The EU adopted tanker regulations which commenced on October 21, 2003. In response to the EU regulations, the IMO adopted new strict tanker regulations which commenced on April 5, 2005. These regulations primarily prevent single-hull tankers of 5,000 dwt and above from carrying heavy fuel oil from early April 2005, accelerate the phase-out of single-hull tankers to 2010, in line with EU rules, and force all single-hull tankers to comply with the Condition Assessment Scheme (“CAS”) from the age of 15 years, commencing in 2005. Finally, tankers with only double sides or double bottoms will be allowed to operate beyond 2010, provided that these tankers were in service on July 1, 2001. Such tankers will not be allowed to operate beyond the date on which they become 25 years of age after the date of delivery.

     At the end of March 2005, there were about 103.1 million dwt of tankers or 33.0% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     The strong freight rate environment of the product tanker market in 2004 continued in the first quarter of 2005. The average spot TCE for handysize product tankers in the Caribbean, though lower than the peak preceding quarter rate and the rate prevailing in the same period of last year, was the second highest level for this period since at least 1990. The product tanker market strength has been the result of high growth in the demand for oil due to increasing world economic activity especially in the U.S., China and Southeast Asia and colder than normal weather, notwithstanding an increase of the world product tanker fleet.

     The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated aframax tankers) totaled about 61.4 million dwt at the end of the first quarter of 2005, up by about 2.3% from the year-end 2004 level. The product tanker orderbook for delivery over the next few years totaled about 29.0 million dwt, or about 47.2% of the existing product tanker fleet at the end of the first quarter of 2005. Approximately 8.0 million dwt are for delivery in 2005, 10.7 million dwt in 2006, 8.2 million dwt in 2007 and most of the balance in 2008. At the end of the first quarter of 2005, approximately 13.0 million dwt or 21.2% of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of March 2005 totaled about 11.3 million dwt or 30.7% of the existing handysize and handymax product tanker fleet.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of the first quarter of 2005 were 76 million barrels or 6.0% higher than the same time a year ago, and 2.4% higher than the average of the last five years. At the same time, inventories of gasoline, the seasonal product, in these areas were 7.6% higher than last year and 4.1% above the last five years average. Commercial gasoline stocks in the United States at the end of March 2005 were approximately 6.0% and 4.4% higher than last year and the last five years average, respectively.

In the short term, the tanker market is likely to be affected by the expected seasonal decrease of world oil demand in the second quarter. For the balance of 2005, the tanker market is expected to benefit as a result of improving world economic activity especially in the U.S. China and Southeast Asia, higher world oil demand in the second half of the year, as is usually the case, shortage of refinery capacity in the United States, Western Europe and Asia, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria, and the phase out of single-hull tankers without segregated ballast by the end of 2005.

OMI’s Fleet

     OMI’s fleet currently comprises vessels aggregating approximately 3.6 million dwt. It includes 15 Suezmaxes (excluding two Suezmax vessels in the Gemini pool owned by a pool member), 25 handysize and handymax product carriers, and two Panamax product carriers. Currently, two of the Suezmax tankers are chartered-in: the OLIVER JACOB, whose charter expires June 2010 and the MAX JACOB, whose charter expires December 2006. We have a commitment to charter-in two additional vessels, beginning in June and September of 2005.

	Number
	Of vessels	Dwt

Crude Oil Fleet:
1998-2002 built Suezmax vessels(A)	15	2,393,862

Product Carrier (“Clean”) Fleet:
1999-2004 built handysize vessels	15	549,126
2000-2005 built handymax vessels	10	469,970
2003 built Panamax vessels	2	140,659

Total	27	1,159,755

Total Fleet	42	3,553,617

(A) Includes two chartered-in Suezmax vessels.

Currently we have the following vessels under construction:
	Type of	Date To Be		Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

Vessels Under Construction:
FOX	Handysize	May-05	37,000	Jun-10
THAMES	Handymax	Aug-05	47,000	SPOT
TEVERE	Handysize	Aug-05	37,000	Aug-10
WABASH	Handymax	Feb-06	47,000	SPOT
KANSAS	Handymax	Mar-06	47,000	SPOT
RHINE	Handysize	Mar-06	37,000	SPOT
REPUBLICAN	Handymax	Apr-06	47,000	SPOT
PLATTE	Handymax	May-06	47,000	SPOT

Total Vessels Under Construction			346,000	SPOT

Vessels to be Chartered-in:
CAPE BASTIA	Suezmax	Jun-05	160,000	SPOT
CAPE BONNY	Suezmax	Sep-05	160,000	SPOT

Total Vessels to be Chartered-In			320,000

Total Fleet with Vessels to be acquired			4,219,617

Critical Accounting Estimates

     There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2005 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Results

     OMI’s net income was $75.8 million or $0.88 basic and diluted earnings per share (“EPS”) for the first quarter of 2005 compared to net income of $56.4 million or $0.70 basic and diluted EPS for the first quarter of 2004.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months ended March 31, 2004

     The following table summarizes our results of operations for the three months ended March 31, 2005, compared to the three months ended March 31, 2004:

	For the Three Months
	Ended March 31,
	2005	2004	Change

(In millions)
Voyage and time charter revenue	$170.9	$127.8	$43.1
Voyage expenses	30.1	16.7	13.4

Time charter equivalent revenue	140.8	111.1	29.7
Other revenue	0.5	0.2	0.3
Vessel expenses	20.7	13.9	6.8
Charter hire expense	15.0	15.5	(0.5)
Depreciation and amortization	16.5	13.4	3.1
General and administrative expenses	6.4	4.4	2.0
Gain on disposal of vessels	(2.9)	—	(2.9)

Operating income	85.6	64.1	21.5
Interest expense	(10.5)	(7.8)	(2.7)
Interest income	0.3	0.1	0.2
Other	0.4	—	0.4

Net income	$75.8	$56.4	$19.4

Time Charter Equivalent Revenue

     TCE revenue comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating in the spot market. Consistent with industry practice we use TCE revenue as a key performance indicator as we measure and analyze fluctuations between financial periods; (1) TCE revenue serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors and (2) as a method of equating TCE revenue generated from a voyage charter to time charter revenue. A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time, during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account.

OMI operates vessels on both voyage (or “spot”) charters and on time charters (“TC”). In both 2005 and 2004, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market, giving us the ability to take advantage of the strong spot market. Currently 77% of our vessels by dwt (23 vessels) operate in the spot market and 19 of our 42 vessels operate on time charters (see Fleet Report), six under profit sharing arrangements. Our time charters with profit sharing arrangements have a floor rate, and we share in the profit above that rate equally, without a cap. This enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (cost to operate the chartered vessels, consolidated general and administrative expenses and interest expense).

     The Company earned TCE revenue of $140.8 million for the three months ended March 31, 2005 and $111.1 million for the three months ended March 31, 2004. During the first quarter of 2005, 82 percent or $114.8 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market and 18 percent or $26.0 million of our TCE revenue was earned by vessels operating on TC.

TCE revenue increased in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 primarily because of more operating days in 2005 from the twelve vessels acquired in 2004 and two acquired in 2005, (five in the crude oil fleet and nine product carrier fleet). Eleven of the vessels acquired operated in the spot market and three were on time charters during the first quarter of 2005. See discussion below for the fluctuation analysis of TCE revenue for vessels on spot and on time charters and the Market Overview section for explanations for the rate fluctuations during the 2005 and 2004 periods in the spot market.

     The following table compares TCE revenue earned by vessels on spot for the three months ended March 31, 2005 to the three months ended March 31, 2004, in millions of dollars and as a percent increase in spot revenue in 2005:

	For The Three Months
	Ended March 31,		Net
TCE Revenue for vessels on Spot	2005	2004	Change

Crude Oil Fleet	$92.3	$79.3	$13.0
Product Carrier Fleet	22.5	2.0	20.5

Total	$114.8	$81.3	$33.5

% increase in spot revenue in 2004			41%

TCE revenue of $114.8 million earned by vessels operating on voyage charters during the three months ended March 31, 2005 increased $33.5 million compared to TCE revenue of $81.3 million earned by vessels operating in the spot market during the three months ended March 31, 2004. The increase in earnings of 41% was the result of (1) increases of $13.0 million in the 2005 for the crude oil fleet resulted from 438 more operating days primarily from the five Suezmax vessels acquired in the third quarter of 2004 and (2) increases of $20.5 million in the product carrier fleet from (a) additional TCE revenue from 476 more operating days from four product carriers acquired in 2004 and two acquired during the first quarter of 2005 and (b) additional TCE revenue from 355 more operating days from five product carriers that operated on time charters in the first quarter of 2004 and operated in the spot market for a significant portion of the first quarter of 2005.

     The following table compares TCE revenue earned by vessels on TC for the three months ended March 31, 2005 to the three months ended March 31, 2004, in millions of dollars and as a percent of Total TCE revenue in each of the 2005 and 2004 first quarter periods:

	For The Three Months
	Ended March 31,		Net
TCE Revenue for Vessels on TC	2005	2004	Change

Crude Oil Fleet	$0.9	$3.0	$(2.1)
Product Carrier Fleet	25.1	26.8	(1.7)

Total	$26.0	$29.8	$(3.8)

% of TCE Revenue for vessels on TC to Total TCE Revenue	18%	27%

     TCE revenue of $26.0 million earned by vessels on time charter during the first quarter of 2005 decreased $3.8 million compared to TCE revenue of $29.8 million earned by vessels on time charter during the first quarter of

2004. As a result of significant earnings from vessels operating in the spot market, in addition to, 13% less TCE revenue earned by vessels operating on time charters in the first quarter of 2005 compared to the first quarter of 2004, TCE revenue was 18% of total TCE revenue earned compared to 27% in the first quarter of 2005. The decrease in TC revenue in 2005 was primarily from the expiration of five time charters resulting in 355 fewer operating days in the first quarter of 2005. Decreases were offset in part by increases in TC revenue as a result of (1) 236 more operating days in 2005 for three product carriers acquired in 2004, (2) higher time charter revenue for four product carriers and (3) higher profit sharing earned on one vessel during the first quarter of 2005 compared to the first quarter of 2004.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

     In December 2003, OMI began operating Gemini Tankers ("Gemini"), which is a wholly owned subsidiary of OMI and a pool for double hull Suezmax vessels. Currently, there are 17 Suezmax vessels (15 from OMI and two from a European shipowner) operating in the pool. Four 2005 built double hull Suezmaxes (two vessels chartered-in by OMI and two vessels from the other pool participant) will enter the pool during 2005. Two Suezmax vessels owned by OMI, will exit the pool in June 2005 to begin long-term time charters.

     The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the two non-OMI vessels are included in OMI’s consolidated charter hire expense.

Vessel Expense

     Vessel expense of $20.7 million for the three months ended March 31, 2005, increased by $6.8 million compared to $13.9 million for the three months ended March 31, 2004.

     Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws or regulations, by charterers and our own standards.

     Vessel expenses increased $6.8 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of vessels acquired (12 vessels during 2004 and two vessels during 2005) and increases in ship supplies and crew expenses offset by a reduction in vessel expenses for the disposal of the older single hull and double sided vessels (six vessels during 2004 and two vessels during 2005).

Charter Hire Expense

     Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses. Additionally, expenses for the two non-OMI vessels included in the Gemini pool are included in charter hire expense.

     Charter hire expense of $15.0 million for the three months ended March 31, 2005, decreased by $0.5 million compared to $15.5 million for the three months ended March 31, 2004. Charter hire expense decreased primarily for the charter hire expense for the two vessels owned by a pool member (see discussion of Gemini Pool above) which is a result of lower TCE revenue earned in the first quarter of 2005 compared to the first quarter of 2004.

Depreciation and Amortization Expense

     Depreciation and amortization expense of $16.5 million for the three months ended March 31, 2005, increased by $3.1 million compared to $13.4 million for the three months ended March 31, 2004 as the result of additional depreciation expense from the acquisition of 14 vessels, which were offset in part by reductions to depreciation expense relating to the eight vessels disposed of in 2004 and in January 2005.

General and Administrative Expense

     General and administrative (“G & A”) expenses of $6.4 million for the three months ended March 31, 2005, increased by $2.0 million compared to $4.4 million for the three months ended March 31, 2004 because of increased compensation expense from additional personnel due to a larger fleet and other corporate requirements.

Gain on Disposal of Vessels

     During the first quarter of 2005 a gain of $2.9 million was recorded, which resulted from the sale of two non-double hull crude oil carriers.

Interest Expense

     Interest expense during the three months ended March 31, 2005 of $10.5 million increased $2.7 million compared to the three months ended March 31, 2004 of $7.8 million.

     The following table is a breakdown of Interest expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	For The Three Months Ended
	March 31,
In millions	2005	2004

Interest on fixed rate debt	$5.6	$3.8
Interest on variable rate debt	4.0	2.3
Impact of swaps	0.3	1.0
Capitalized interest	(1.0)	(0.5)
Amortization of debt issue cost	0.9	0.6
Other	0.7	0.6

Interest expense	$10.5	$7.8

     Interest expense was approximately 35 percent higher during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily because of the increase in the average debt balance during the 2005 period. The average debt balance increased by approximately 62 percent (from $560.9 million at March 31, 2004 to $907.4 million at March 31, 2005), due to additional financing for the acquisition of vessels. Increases in interest expense were primarily a result of the issuance of the $250 million, 2.875% Unsecured Convertible Senior Note in December 2004 for the fixed rate debt and higher LIBOR rates for the variable rate debt.

Segment Information—Detailed Results of Operations

     OMI’s segment information is detailed by its two operating segments, its crude oil tankers and product carrier fleets. OMI also manages its performance by category in the tables that follow.

     The following discussion of Vessel Operating Income (defined as TCE revenue less vessel expense, charter hire expense and depreciation and amortization) for our crude oil tanker fleet and our product carrier or clean fleet segments excludes gain on disposal of vessels and General and administrative expenses.

Crude Oil Tankers Results of Operations

     Vessel Operating Income increased $9.0 million for the first quarter ended March 31, 2005 over the comparable first quarter period in 2004. The net increase in Vessel Operating Income during the 2005 quarter was primarily attributable to increases in the Suezmax TCE revenue resulting from increased earnings for the five Suezmax vessels delivered in third quarter of 2004.

     The following table illustrates the crude oil fleet Vessel Operating Income by vessel type (other than vessels sold) in millions, average daily vessel expense, average number of OMI vessels operating in the crude oil fleet and the average daily TCE and number of days earned for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

BREAKDOWN BY FLEET

	FOR THE THREE MONTHS
	ENDED MARCH 31,
CRUDE FLEET:	2005	2004

Suezmaxes:
TCE revenue(1),(2)	$92.3	$68.0
Vessel expense	7.8	3.8
Charter hire expense	15.0	15.5
Depreciation and amortization	8.0	4.4

Vessel Operating Income	$61.5	$44.3

Average daily TCE	$60,316	$62,286
Number of OMI TCE revenue days	1,350	910
Average number of OMI vessels for the period*(3)	15.0	10.0
Number of pool member TCE revenue days(4)	180	182
Average daily vessel expense	$6,624	$5,210

Handysize Crude Oil Carriers sold in 2005(5):
TCE revenue	$0.9	$3.0
Vessel expense	0.1	0.6
Depreciation and amortization	—	0.7

Vessel Operating Income	$0.8	$1.7

Average daily TCE	$16,505	$16,418
Number of TCE revenue days	57	182
Average number of vessels for the period	0.6	2.0

Other Crude Carriers Sold in 2004(6):
TCE revenue	$—	$11.3
Vessel expense	—	2.0
Depreciation and amortization(4)	—	2.0

Vessel Operating Income	$—	$7.3

Average daily TCE	n/a	$31,027
Number of TCE revenue days	n/a	364
Average number of vessels for the period	n/a	4.0

Total Vessel Operating Income	$62.3	$53.3

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

* includes two vessels chartered -in during the periods shown.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses.

(2)	TCE revenue and expenses includes revenue and expense generated by the Gemini pool (a Suezmax pool). The Suezmax pool began in December 2003 and includes our 15 Suezmaxes and two Suezmaxes owned by another pool member.

(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.

(4)	In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired.

(5)	In January 2005, two handysize crude oil carriers were sold.

(6)	During 2004, our ULCC vessel was sold in the fourth quarter and our three Panamax vessels were disposed of in the second and third quarters.

Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes: The increase in Vessel Operating Income of $17.2 million for the three months ended March 31, 2005 over the comparable period in 2004 was attributable to the increases in TCE revenues of $24.3 million offset in part by the increases in vessel expense of $4.0 million and depreciation and amortization expense of $4.4 million. Increases in Suezmax vessels’ TCE revenue was primarily the result of 438 more operating days in the first quarter of 2005 compared to the first quarter of 2004 resulting primarily from five vessels acquired, three vessels in July and two vessels in August 2004. Increases in vessel expense and depreciation expense were also primarily attributable to the vessels acquired.

     Handysize Crude Oil Carriers sold in 2005: Vessel Operating Income decreased by $0.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in TCE revenue of $2.1 million, vessel expense of $0.5 million, and depreciation and amortization expense of $0.7 million is the result of 125 fewer operating days in the first quarter of 2005 compared to the same period in 2004. The two vessels in this group were on long-term time charters (with expiration dates of April and July 2005) in 2004 through January 2005 when they were sold.

     Other Crude Carriers Sold in 2004: Vessel Operating Income decreased by $7.3 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in TCE revenue of $11.3 million, vessel expense of $0.2 million and depreciation and amortization expense of $0.2 million is the result of 364 fewer operating days in the first quarter of 2005 compared to the same period in 2004. During 2004, four single hull crude oil carriers were sold; in the fourth quarter, our Ultra Large Crude Carrier (“ULCC”) was sold, and in the second and third quarters three Panamax vessels were sold.

Product Carriers Results of Operations

     Vessel Operating Income increased $11.3 million for the first quarter ended March 31, 2005 over the comparable first quarter ended March 31, 2004. The increase in Vessel Operating Income in 2005 was attributable to seven product carriers acquired in 2004 and two in 2005, in addition to $1.7 million increase in profit sharing. The increase was offset by the decrease in earnings for the two single hull product carriers that were disposed of in 2004.

     The following table illustrates the product carrier fleet Vessel Operating Income by vessel type (other than vessels sold) in millions, Average daily vessel expense, Average number of OMI vessels operating in the product carrier fleet and the average daily TCE and number of days earned for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

BREAKDOWN BY FLEET

	FOR THE THREE MONTHS
	ENDED MARCH 31,
PRODUCT CARRIER FLEET:	2005	2004

TCE revenue(1)
Products-on time charter(2)	$25.1		$25.7
Products-on spot	22.5		—

Total TCE revenue	47.6		25.7
Vessel expenses	12.7		6.9
Depreciation and amortization	8.5		5.4

Vessel Operating Income	$26.4		$13.4

Average daily TCE-time charters	$16,337		$15,414
Number of TCE revenue days-on time charters	1,536		1,672
Average daily TCE-spot charters	$27,028	$	n/a
Number of TCE revenue days- on spot charters	831		n/a
Average daily vessel expense	$5,372		$4,151
Average number of vessels for the period(3)	26.3		18.4

Product Carriers sold in 2004(4):
TCE Revenue(1)	$0.1		$3.0
Vessel expenses	0.2		0.7
Depreciation and amortization	—		0.7

Vessel Operating Income	$(0.1)		1.6

Average daily TCE	n/a		$16,434
Average number of vessels for the period	n/a		2.0
Number of TCE revenue days	n/a		182

Total Vessel Operating Income	$26.3		$15.0

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses, whereas under voyage charter contracts the shipowner pays the voyage expenses.

(2)	During the three months ended March 31, 2005, OMI recognized profit sharing revenue of approximately $3.2 million compared to $1.5 million for the three months ended March 31, 2004.

(3)	In January and March 2005, two handymax product carriers were acquired. In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired.

(4)	For the three months ended March 31, 2004, revenue was generated by one vessel operating in the spot market and one on vessel on time charter. During August and December 2004, the two single hull vessels were sold. The 2005 balances reflect the settlement of demurrage and other vessel expenses relating to the vessels sold in 2004.

Fluctuations in each of the product carrier groups were as follows:

     Products–on time charter: TCE revenue decreased $0.6 million during the three months ended March 31, 2005 compared to the same period in 2004, primarily from 136 fewer operating days resulting from the sale of a vessel in August 2004 that was on time charter, the expiration of two time charters in the fourth quarter of 2004 and three time charters during the first quarter 2005 (all three begin new time charters in the second quarter of 2005).

     At March 31, 2005, six vessels (two more time charters with profit sharing will begin upon the delivery of such vessels in 2005) with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate). For the three months ended March 31, 2005, we recognized $3.2 million of profit sharing (seeNote (1)) compared to $1.5 million for the three months ended March 31, 2004.

     Note (1): In accordance with SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary profit sharing after six months. This distribution is recorded in deferred revenue (a liability) until the threshold is reached. Amounts receivable arising from profit sharing arrangements are accrued based on the actual results of the voyages recorded as of the reporting date.

     Products–on spot: TCE revenue increased $22.5 million during the three months ended March 31, 2005 compared to the same period in 2004, primarily from 831 more operating days resulting from the acquisition of seven vessels during 2004 and two in 2005.

     For the three months ended March 31, 2005, increases in vessel expense of $5.8 million and depreciation and amortization expense of $3.1 million compared to the three months ended March 31, 2004, were primarily attributable to the acquisition of nine vessels in 2004 and 2005.

Financial Condition and Capital Resources

Liquidity

Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the three months ended March 31, 2005 and March 31, 2004:

	For the Three Months
	Ended March 31,
	2005	2004	Change

(In millions)
Condensed Cash Flows
Provided (Used) by:
Operating Activities	$102.0	$70.6	$31.4
Investing Activities	(12.8)	(34.8)	22.0
Financing Activities	(96.1)	(18.6)	(77.5)

Net (Decrease) Increase in Cash and
Cash Equivalents	(6.9)	17.2	(24.1)
Cash and Cash Equivalents at the
Beginning of the Year	41.8	48.8	(7.0)

Cash and Cash Equivalents at the End
of the Period	$34.9	$66.0	$(31.1)

Working Capital

     The primary components of working capital are Cash and cash equivalents (“Cash”) and Traffic receivables. We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $34.9 million at March 31, 2005 decreased $6.9 million from $41.8 million at December 31, 2004 as excess cash was primarily used to reduce revolving credit facilities. Net cash provided by operating activities of $102.0 million for the three months ended March 31, 2005 increased $31.4 million compared to $70.6 million for the three months ended March 31, 2004, primarily from the significantly higher net earnings of the Company (see “Results of Operations”) and the decrease in Traffic receivables for cash received during the first quarter on balances as of December 31, 2004. Our working capital decreased by $22.3 million from $38.8 million at December 31, 2004 to $16.6 million at March 31, 2005. The decrease in working capital is the result of a decrease in Current Assets of $19.0 million and an increase in Current Liabilities of $3.3 million. At March 31, 2005, Current Assets decreased primarily from decreases in Traffic receivables of $13.5 million and Cash of $6.9 million, partially offset by increases in Other prepaid expenses and other current assets of $3.5 million. At March 31, 2005, Current Liabilities increased primarily because of Accounts payable of $3.7 million, Accrued interest of $5.4 million and Accrued vessel and voyage expense of $1.0 million, offset by decreases primarily in Charter hire payable of $3.4 million and Deferred charter hire revenue of $2.2 million. Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically. During 2005, the Company repurchased 1,593,000 common shares for an aggregate of $29.5 million under a share repurchase program approved by the Board of Directors, see Acquisition and Retirement of Treasury Stock section below for more details.

     As of March 31, 2005, the Company had total projected capital commitments to acquire vessels of approximately $194.4 million (see Capital Expenditures section). Currently, the Company has total projected capital expenditures of approximately $96.2 million (see Capital Expenditures section) for the remainder of 2005, which includes the remaining payments aggregating $90.0 million in 2005 for the final payments on three vessels to be delivered, construction in progress installments for 5 product carriers currently under construction to be delivered in 2006 and payments for drydocking.

We anticipate drydocking approximately nine vessels in the remainder of 2005, which could approximate $6.2 million (see 2005 Drydock). During the first three months of 2005, we received proceeds from the disposal of two vessels of approximately $36.8 million.

Vessels, Construction in Progress (“CIP”) and Other Property

     At March 31, 2005, Vessels, CIP and Other Property-net of $1,605.0 million increased a net of $0.5 million (including the increase in accumulated depreciation of $16.5 million from current period depreciation and amortization expense) from $1,604.5 million at December 31, 2004. Capital expenditures of approximately $50 million during the first quarter of 2005 were primarily for the final payment for two newbuildings, installment payments for vessels under construction, capital improvements and Capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $33.6 million due to the sale of our two handysize non-double hull crude oil carriers in January 2005.

     Cash used by investing activities was $12.8 million for the three months ended March 31, 2005, compared to cash used by investing activities of $34.8 million for the three months ended March 31, 2004. During the first quarter of 2005, $49.6 million was used for capital expenditures as follows:

  $41.6 million was used for the purchase of two product carrier newbuildings delivered during the first quarter,
  $5.8 million was paid for vessels under construction, and
  $2.2 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

Long-Term Debt Obligations and Credit Arrangements

     As of March 31, 2005, long-term debt obligations decreased $87.4 million to $853.0 million from $940.4 million at December 31, 2004. Long-term obligations at March 31, 2005, consisted of the following:

  Term loans under bank mortgage agreements at a margin plus variable rates(1),(2)above the London Interbank Offering Rate (“LIBOR”) of $403.0 million;
  7.625% Unsecured Senior Notes due December 2013 of $200.0 million and
  2.875% Unsecured Convertible Senior Notes due December 2024 of $250.0 million.

Note: As of March 31, 2005, the available undrawn amount under all credit facilities the Company aggregated $450.6 million.

(1) Rates for the three months ended March 31, 2005 ranged from 2.77 percent to 4.2125 percent (including margins). Rates for the three months ended March 31, 2004 ranged from 1.97 percent to 3.0625 percent (including margins).

(2)As of March 31, 2005, OMI had various interest rate swaps that fix notional amount aggregating $121.0 million (not including $62.4 million that begins in February 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2005 to July 2009.

     Cash used by financing activities was $96.1 million for the three months ended March 31, 2005, compared to cash used by financing activities of $18.6 million for the three months ended December 31, 2004. During the three months ended March 31, 2005, we made $87.4 million in principal payments ($7.4 million were scheduled payments and $80.0 million were unscheduled prepayments on a revolving line of credit).

     During the first quarter of 2005, we paid cash of $2.9 million to repurchase 161,600 shares of common stock and approximately $6.0 million for the fourth quarter 2004 cash dividend paid to shareholders in January 2005.

     Our debt to total capitalization (debt and stockholders’ equity) at March 31, 2005 was 51 percent and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 49 percent. As of May 5, 2005, we had approximately $492.0 million in available liquidity (including cash and undrawn lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving credit facilities, or committed bank debt to finance capital expenditures. Since we did not borrow all funds available under these two credit facilities, there are currently no quarterly future payments due in the next 12 months.

Unsecured Senior Notes and Subsidiary Guarantees:

     On November 26, 2003, the Company issued $200.0 million of 7.625% Senior Notes (the "Notes") due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1, commencing on June 1, 2004. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act.

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. They alsorestrict the amount of certain payments, such as dividends and the repurchasing of its stock. As of March 31, 2005, we were in compliance with all covenants.

Interest-Rate Swap

     As of March 31, 2005, we had various interest rate swaps aggregating $183.4 million (which includes a notional amount of $62.4 million for an interest rate swap that commences in February 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of March 31, 2005, the Company has recorded an asset of $3.0 million and a liability of $0.2 million related to the fair market value of these hedges and a corresponding credit of $2.8 million to Other comprehensive income.

Forward Freight Agreements

     At March 31, 2005, the FFAs had an aggregate notional value of $27.2 million which is an aggregate of both long and short positions that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is mark to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of March 31, 2005, the Company has recorded an asset of $1.2 million and a liability of $0.8 million related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized gain of $0.4 million, which is classified as Other Income on the Condensed Consolidated Statements of Income.

     From April 1, 2005 to May 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $5.6 million. These forward freight agreements expire by June 2005.

Contracted Time Charter Revenue

     OMI has time charter contracts currently for 22 vessels, 10 with profit sharing arrangements. (Two contracts with profit sharing arrangements will not begin until such vessels are delivered from the shipyard in 2005, two contracts with profit sharing arrangements will begin in May 2005 and four new contracts begin in late April and May 2005). The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of approximately $3.2 million earned during the first quarter of 2005 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our actual results of 2005 through the first quarter and current contracted time charter revenue through 2009:

	2005		2006		2007		2008		2009
(In millions)
TC Revenue	$118.5		$108.3		$92.1		$64.4		$47.0

Number of Vessels(a)	21	(b)	16	(c)	14	(d)	9	(e)	6	(f)

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.

(b)	28 vessels will operate on time charters during 2005; two vessels will begin contracts upon delivery of the vessels in 2005, seven vessels will begin new or renewal contracts and seven vessels will complete time charter contracts during the year.( Note: Three vessels whose time charters expired during the first quarter have new time charters beginning in the second quarter and two vessels with time charters were sold in January 2005.)

(c)	21 vessels will operate on time charters during 2006; 5 vessels complete time charters.

(d)	16 vessels will operate on time charters in 2007; two vessels will complete time charters.

(e)	14 vessels will operate on time charters in 2008; 5 vessels complete time charters.

(f)	9 vessels will operate on time charters in 2009; 3 vessels complete time charters. The remaining 4 charters expire in 2010 and 2 will expire in 2012.

Capital Expenditures
2005 Drydocks

OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate drydocking nine vessels in the remainder of 2005, three during the second quarter of 2005 and six during the second half of 2005 (three of which may have under water surveys in lieu of drydock), for an estimated aggregate cost of $6.2 million. The vessels are expected to incur up to approximately 215 off-hire days.

The following is a breakdown of the estimated drydock cost (in millions) for the second quarter of 2005 and the second half of 2005 with the allocation of off-hire days by vessel segment and charter type (spot or TC) for product carriers:

	Number of Days	Number of Days	Projected
	Second Qtr. of 2005	Second Half of 2005	Costs

Crude-Suezmax Fleet	40	75	$3.1

Clean Fleet:
Products-TC	20	80	3.1
Products-Spot	n/a	n/a	n/a

Total	60	155	$6.2

Capital Expenditures for Vessel Acquisitions

     At March 31, 2005, OMI had commitments to construct eight vessels; five handymax and three handysize product carriers with contract costs aggregating $276.8 million. As of March 31, 2005, payments of $82.3 million have been made to the shipyard, $5.7 million of which was paid in the first quarter of 2005. Bank financing or operating cash will provide the additional amounts to be paid. Three vessels will be delivered in the remainder of 2005, one in May 2005 and two in August 2005. The remaining five vessels will be delivered in 2006. Two of the vessels will begin five year time charters upon delivery. Future construction and delivery payments aggregate approximately $194.4 million (before financing) as follows:

Year	Payments

2005 (1)	$90.0
2006	104.4

Total Remaining Payments	$194.4

(1) The principal amount of our $70.8 million term loan includes $46.0 million financing for two vessels under construction to be delivered in May and August 2005.

Dividends

     OMI's board of directors declared a regular quarterly dividend beginning in 2004. On February 10, 2005, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.07 per share to $0.08 per share. The cash dividend of $6.8 million was paid on April 12, 2005 to shareholders on 85,577,000 of common shares outstanding at the record date of March 22, 2005.

Acquisition and Retirement of Treasury Stock

     On December 14, 2004, the Board of Directors authorized the Company to repurchase from time to time up to 4,250,000 shares of common stock. As of March 31, 2005, approximately 3,938,000 shares remained under this authority.

     During the first quarter of 2005, OMI purchased 312,000 shares of its common stock at an average price of $18.14 per share, aggregating $5.7 million, ($2.7 million of which was paid in April 2005). An additional 1,281,000 shares were purchased in April and May 2005 at an average price of $18.58 per share, aggregating $23.8 million. All shares are retired upon purchase.

Restricted Stock

     In 2003, the Stockholders’ approved the 2003 Stock Incentive Plan. This plan provides for the granting of options to officers, employees, consultants and Directors for restricted shares and stock options. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of stock may be awarded as restricted stock. We have not granted any stock options under this plan in 2003, 2004 or 2005. No additional restricted shares or options may be granted pursuant to any prior Company plan.

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The Company awarded restricted stock of 900,000 shares (of which, 75,000 shares were forfeited in 2004) in July 2001, 20,000 in April 2002, 498,314 in September 2003 (of which 35,391 shares were forfeited in 2004), 21,000 in May 2004, 230,423 in June 2004, 36,500 in December 2004 and 30,000 in February 2005, which were recorded as unearned compensation as a separate component of stockholders’equity.

The weighted-average grant date fair value of such shares was $5.69 in July 2001, $4.00 in April 2002, $6.84 in September 2003, $10.46 in May 2004, $11.93 in June 2004, $20.53 in December 2004 and $18.30 in February 2005. During July 2004, restrictions expired on 225,000 shares of the July 2001 award and the shares were delivered to directors and officers and in August 2004, restrictions on 25,574 shares were expired from the July 2001, September 2003 and June 2004 awards.

Other Commitments and Contingencies

     Please refer to the appropriate sections within the Liquidity and Capital Resource section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. If the Company is correct, it will be entitled to certain additional expenses it incurred and the increase in value, if any, of the vessel over the contract price. If the Company loses, it would most likely lose the amount of its deposit, approximately $6.4 million. This amount is included in the Condensed Consolidated Balance Sheets as a component of Other assets and deferred charges.

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

     Contractual Obligations

     The following table  lists contractual obligations  by required  payment periods as of March  31, 2005 :

Payments Due By Period
		Remainder
(in millions)	Total	of 2005	2006-2007	2008-2009	Thereafter

Contractual Obligations
Long –Term Debt	$853.0	$25.8	$65.3	$99.9	$662.0
Interest on Fixed Rate Debt	187.4	24.2	44.9	44.9	73.5
Interest on Variable Rate Debt	108.8	13.7	35.4	27.9	31.9
Operating Leases(1)	213.9	33.1	67.9	61.3	51.6
Purchase Obligations(2)	194.4	90.0	104.4	—	—

(1)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to March 31, 2005, includeleasesfor the chartering-in of vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(2)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

Off-Balance-Sheet Arrangements

     As of March 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

     Newly Issued Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share, as we currently do not have share-based payment transactions.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At March 31, 2005, the floating rate debt was $403.0 million of the $853.0 million total debt, and we had interest rate swaps relating to the floating rate debt of $183.4 million (including $62.4 million on interest rate swaps that commences in 2006). At December 31, 2004, the floating rate debt was $490.4 million, and we had interest rate swaps relating to the floating rate debt of $192.2 million (including $62.4 million on interest rate swaps that commences in 2006). Based on the floating rate debt at March 31, 2005, a one-percentage point increase in the floating interest rate would increase interest expense by $2.2 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $451.8 million as of March 31, 2005, and $454.6 million as of December 31, 2004, respectively.

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

     The table below provides information about interest rates, including our debt obligations and interest rate swaps at March 31, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

	Balance as of		Expected Maturities (1)
In millions	March 31,	Remainder
	2005	of 2005	2006	2007	2008	2009	Thereafter
Long-Term Debt:
Fixed-Rate Debt	$450.0	$—	$—	$—	$—	$—	$450.0
Average Interest Rate		4.99%	4.99%	4.99%	4.99%	4.99%	4.99%

Variable Rate Debt (2)	403.0	25.8	33.0	32.3	39.5	60.4	212.0

Interest Rate Swaps: (3)
Contract Amount	121.0	26.5	10 5	10.5	38.9	34.6	—
Average Fixed Pay Rate		3.46%	3.34%	3.36%	3.44%	4.17%

(1)	These are the expected maturities based on the balances as of March 31, 2005.
(2)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year.
(3)	Excludes $62.4m swap beginning in February 2006.

     During April 2005, we paid an aggregate of $22.4 million in one scheduled payment and a prepayment for the remaining balance of a term loan with an original maturity date of April 2009.

     During April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease terms were extended from February 2006 to February 2017.

Spot Market Rate Risk

     We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide a fixed number of theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. At March 31, 2005, the FFAs had an aggregate notional value of $27.2 million and extend to December 2005. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date.As of March 31, 2005, the Company has recorded an asset of $1.2 million and a liability of $0.8 million related to the fair market value of these economic hedges and a realize and unrealized gain of $0.4 million, which is classified as Other Income on the Condensed Consolidated Statements of Income.

From April 1, 2005 to May 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $5.6 million. These forward freight agreements expire by June 2005.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, summarized and processed within time periods specified in the SEC's rules and forms. As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

     Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. The seller disputes the matter, which is now in arbitration. If the Company is correct, it will be entitled to certain additional expenses it incurred and the increase in value, if any, of the vessel over the contract price. If the Company loses, it would most likely lose the amount of its deposit, approximately $6.4 million. This amount is included in the Condensed Consolidated Balance Sheets as a component of Other assets and deferred charges.

Item 2 - Changes in Securities and Use of Proceeds

Stock Repurchases

     In December 2004, the Board of Directors approved the purchasing of up to 4,250,000 of the outstanding shares of the Company’s common stock and did not impose an expiration date on such purchases. As of March 31, 2005, the Company had repurchased an aggregate of 312,000 shares. During the second quarter through May 9, 2005, an additional 1,281,000 shares were purchased resulting in 2,657,000 shares remaining available for repurchase under this authority. The following table shows the monthly 2005 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

March 2005 (1)	312,000	$18.14	312,000	3,938,000
April 2005	1,148,000	$18.57	1,148,000	2,790,000
May 2005	133,000	$18.68	133,000	2,657,000

Total 2005 (2)	1,593,000	$18.49	1,593,000

(1)	Total at March 31, 2005.
(2)	Total as of the last purchase date of treasury stock up to May 9, 2005.

Restricted Stock

     During the first quarter 2005, the Company issued 30,000 shares (20,000 shares were forfeited during the same period) of its restricted stock to a senior officer and a director valued at an aggregate of $18.30 per share pursuant to the Company’s 2003 Stock Incentive Plan.

Item 3 - Defaults upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.
Item 6 - Exhibit

a. Exhibits
4.1* First Supplemental Indenture, dated as of
May 1, 2005, between OMI Corporation and
HSBC Bank USA, National Association

* Incorporated by reference from the Company’s
Form S-3 filed May 9, 2005
(Registration No. 333-124727)

31.1 OMI Corporation’s certification by the
Chief Executive Officer on Form 10 -Q
for the period ending March 31, 2005
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the
Chief Financial Officer on Form 10 -Q
for the period ending March 31, 2005
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the
Chief Executive Officer on Form 10 -Q
for the period ending March 31, 2005
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the
Chief Financial Officer on Form 10 -Q
for the period ending March 31, 2005
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	May 10, 2005	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	May 10, 2005	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer