Form 10-Q
period 2005-06-30
OMI CORP/M I
filed 2005-08-09
CIK 1061571

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from __________________ to __________________

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

YES    NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2005 :

Common Stock, par value $0.50 per share 82,127,391 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION	Page

Item 1 - Financial Statements

Condensed Consolidated Statements of
Income (unaudited) for the three and six months
Ended June 30, 2005 and 2004	3

Condensed Consolidated Balance Sheets (unaudited)
June 30, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Comprehensive
Income and Changes in Stockholders' Equity
(unaudited) for the six months ended June 30, 2005	5

Condensed Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial
Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of
Results of Operations and Financial Condition	17

Item 3 - Quantitative and Qualitative Disclosures about
Market Risks	45

Item 4 - Controls and Procedures	46

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings	48

Item 2 - Changes in Securities and Use of Proceeds	48

Item 3 - Defaults upon Senior Securities	49

Item 4 – Submission of Matters to a Vote of Security Holders	49

Item 5 - Other Information	49

Item 6 – Exhibits	49

SIGNATURES

PART I:    FINANCIAL INFORMATION

Item 1.     Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Revenue	$148,474	$99,343	$319,916	$227,359

Operating Expenses:
Voyage expense	33,025	15,771	63,078	32,485
Vessel expense	23,115	14,552	43,787	28,500
Charter hire expense	11,904	11,883	26,938	27,420
Depreciation and amortization	17,054	12,124	33,599	25,487
General and administrative	7,136	4,534	13,502	8,917
Gain on disposal of vessels	—	(360)	(2,874)	(360)

Total operating expenses	92,234	58,504	178,030	122,449

Operating Income	56,240	40,839	141,886	104,910

Other (Expense) Income:
Loss on investment	—	(3,098)	—	(3,098)
Interest expense	(10,312)	(7,578)	(20,843)	(15,397)
Interest income	185	141	463	298
Other	1,023	8	1,411	8

Net Other Expense	(9,104)	(10,527)	(18,969)	(18,189)

Net Income	$47,136	$30,312	$122,917	$86,721

Basic Earnings Per Common Share	$0.56	$0.38	$1.45	$1.08

Diluted Earnings Per Common Share	$0.56	$0.38	$1.45	$1.07

Weighted Average Shares Outstanding:
Basic	83,874	80,372	84,755	80,640
Diluted	83,938	80,494	84,826	80,771

Cash Dividends Declared Per Share	$0.08	$0.05	$0.16	0.10

See notes to condensed consolidated financial statements.

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2005	2004

ASSETS
Current Assets:
Cash, including cash equivalents:
2005-$24,356; 2004-$10,120	$34,187	$41,805

Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $5,038 in 2005 and
$4,183 in 2004	43,533	72,474
Other	5,706	2,834
Other prepaid expenses and current assets	16,681	11,701

Total Current Assets	100,107	128,814

Vessels and other property, at cost	1,709,772	1,641,029
Construction in progress	87,516	116,895

Total vessels and other property	1,797,288	1,757,924
Less accumulated depreciation	175,725	153,431

Vessels and other property-net	1,621,563	1,604,493

Drydock costs-net of amortization	3,391	3,587
Other assets and deferred charges	33,830	34,112

Total Assets	$1,758,891	$1,771,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32,607	$33,200
Accounts payable	22,928	13,895
Accrued vessel and voyage	7,094	5,393
Accrued general and administrative	5,674	8,085
Other accrued liabilities	2,989	2,399
Deferred charter hire revenue	9,519	7,597
Charter hire payable	4,537	7,808
Other current liabilities	11,722	11,610

Total Current Liabilities	97,070	89,987

Long-term debt	841,766	907,236
Other liabilities	6,000	6,381

Stockholders’ equity	814,055	767,402

Total Liabilities and Stockholders’ Equity	$1,758,891	$1,771,006

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(IN THOUSANDS)
(UNAUDITED)

					Unearned	Accumulated
					Compensation	Other	Total
			Capital	Retained	Restricted	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	(Loss) Income	Equity	Income

Balance at January 1, 2005	85,630	$42,815	$340,147	$391,476	$(6,851)	$(185)	$767,402

Comprehensive income:
Net income				122,917			122,917	$122,917
Other comprehensive income:
Net unrealized gain on derivatives						420	420	420

Total comprehensive income								$123,337

Dividends on common stock				(13,472)			(13,472)
Exercise of stock options	99	49	482				531
Purchase and retirement of
common stock for treasury	(3,512)	(1,756)	(63,454)				(65,210)
Issuance of restricted stock awards	602	301	11,144		(11,445)		-
Amortization of restricted stock awards					1,467		1,467

Balance at June 30, 2005	82,819	$41,409	$288,319	$500,921	$(16,829)	$235	$814,055

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX
	MONTHS ENDED
	JUNE 30,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$122,917	$86,721
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and
other property	33,599	25,487
Gain on disposal of assets	(2,874)	(360)
Loss on investment	—	3,098
Amortization of deferred gain on sale of vessels	(779)	(778)
Amortization of debt issue costs	1,773	1,187
Amortization of restricted stock awards	1,467	994
Other	(994)	—
Changes in assets and liabilities:
Decrease in receivables and other current assets	21,755	257
Increase in accounts payable and accrued liabilities	6,746	7,804
(Increase) decrease in other assets and deferred
charges	(876)	81
Decrease in other liabilities	(10)	(72)
Other	(148)	(677)

Net cash provided by operating activities	182,576	123,742

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(82,689)	(59,963)
Proceeds from disposition of vessels	36,752	11,618
Payments for drydocking	(1,362)	(538)
Payments for investments	—	(3,098)
Escrow of funds	499	500

Net cash used by investing activities	(46,800)	(51,481)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	77,956	144,200
Payments on debt	(142,382)	(129,110)
Payments for debt issue costs	(1,451)	(707)
Proceeds from issuance of common stock	531	140,641
Payments of dividends	(12,838)	(4,051)
Payments for the purchase of treasury stock	(65,210)	(15,821)

Net cash (used) provided by financing activities	(143,394)	135,152

Net (decrease) increase in cash and cash equivalents	(7,618)	207,413
Cash and cash equivalents at beginning of year	41,805	48,788

Cash and cash equivalents at end of period	$34,187	$256,201

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications— Certain reclassifications have been made to the condensed financial statements for the three and six months ended June 30, 2004 Revenues and Voyage expense to conform to the three and six months ended June 30, 2005 Revenues and Voyage expense. Revenues comprise voyage revenue, time charter revenue and other revenue. Revenues and voyage expenses have each been increased by $1,409,000 and $2,787,000 for the three and six months ended June 30, 2004, respectively, to reflect broker commissions paid by the Company as a component of voyage expenses rather than as a reduction of voyage revenues. This reclassification had no impact on operating income or net income.

     Application of Newly Issued Accounting Standards— In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards granted and modified after the adoption date.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans.

     During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted in the three and six months ended June 30, 2005 or 2004. Currently, all of the stock options previously issued have vested. No stock-based employee compensation expense for stock options was reflected in net income for the three or six months ended June 30, 2005 and 2004.

Note 2 – Credit Facilities and Loan Agreements

As of June 30, 2005 the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a margin plus variable
rates above the London Interbank Offering Rate (“LIBOR”) (1), (2)	$394,873
Reducing revolving facilities under bank mortgage agreements at a margin
plus variable rates above LIBOR (1), (2)	55,000
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due December 2024	224,500

Total	874,373

Less current portion of long-term debt-
Scheduled payments of debt	32,607

Long-term debt	$841,766

(1) Rates for the six months ended June 30, 2005 ranged from 2.77 percent to 4.875 percent (including margins). Rates for the six months ended June 30, 2004 ranged from 1.97 percent to 3.63 percent (including margins).

(2) As of June 30, 2005, OMI had various interest rate swaps that fix notional amount aggregating $112,139,000 (not including $62,400,000 that begins in February 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2005 to July 2009.

Reducing Revolving Credit Facilities

     OMI Corporation has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348,000,000 facility with an original due date of July 27, 2006 and an available balance of $154,394,000 with a ten year $320,000,000 collateralized reducing revolving credit facility (the "$320 Facility"). Additionally, we repaid a $24,000,000 term loan (see Term Loans below) on a vessel and included two new recently delivered product carriers as collateral under the modified $320 Facility. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675% . The scheduled semi-annual reductions of $10,000,000 of the available amount under the $320 Facility are further reduced upon the disposal of a vessel pledged as collateral. As of June 30, 2005, the undrawn amount under the $320 Facility was $280,000,000 and outstanding borrowings were $40,000,000.

Note 2 – Credit Facilities and Loan Agreements (continued)

     During the six months ended June 30, 2005, the Company made unscheduled payments aggregating $80,000,000, in addition to scheduled payments, on OMI’s $375 Facility. As of June 30, 2005, the undrawn amount under the $375 Facility was $348,750,000 and outstanding borrowings were $15,000,000.

Term Loans

     During the second quarter of 2005, seven of our term loans were amended to reduce the margin above LIBOR to 0.675%, modify certain covenants (consistent with loans entered into in 2005) and we extended two term loans by four years each to 2013 and 2015.

     During April 2005, we repaid a term loan with an original maturity date of April 2009, which had $22,350,000 outstanding.

2.875% Convertible Notes Due 2024

     During the second quarter of 2005, the Company repurchased an aggregate of $25,500,000 of its 2.875% Convertible Notes issued in December 2004. We recorded a gain of $803,000 on the extinguishment of debt, which is included in Other (under Other (Expense) Income) on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005.

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of June 30, 2005, we were in compliance with all covenants.

Note 3 – Financial Instruments

     All derivatives are recognized on the Company’s balance sheet at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). Additionally, the Company entered into forward freight agreements (“FFA’s”). We use FFA’s as economic hedges to the Company, but have not designated FFA’s as hedges for accounting purposes, and, as such, changes in the fair value of FFA’s are recorded to the Company’s statement of income each reporting period. FFA’s involve contracts to provide a fixed number of theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR averages rates received in the spot market by cargo type, crude oil and refined petroleum products, by trade route. The duration of a contract can be one month, quarterly or up to two years (currently our open positions extend to December 2005) with open positions settling on a monthly basis. We have taken short positions in FFA contracts, which reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. A short transaction would hedge an existing long transaction. We have also from time to time taken long positions, which have increased our exposure to the spot market.

Note 3 – Financial Instruments (continued)

     Interest-Rate Swaps

     As of June 30, 2005, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     As of June 30, 2005, we had various interest rate swaps aggregating $174,539,000 (which includes a notional amount of $62,400,000 for an interest rate swap that commences in February 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of June 30, 2005, the Company has recorded an asset of $1,993,000 and a liability of $1,758,000 related to the fair market value of these hedges and a corresponding credit of $235,000 to Other comprehensive income.

     Forward Freight Agreements

     At June 30, 2005, the FFA’s had an aggregate notional value of $8,255,000, which is an aggregate of both long and short positions that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of June 30, 2005, the Company has recorded an asset of $688,000 and a liability of $548,000 related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized gain of $220,000 and $608,000, for the three and six months ended June 30, 2005, respectively, which is classified as Other (under Other (Expense) Income) on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005. We had no FFA’s during the three and six months ended June 30, 2004.

     From July 1, 2005 to August 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $6,125,000. These forward freight agreements expire by December 2005.

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

Note 4 – Earnings Per Common Share (continued)

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

(in thousands, except per share amounts)
Basic earnings per share:
Weighted average common shares outstanding	83,874	80,372	84,755	80,640

Diluted earnings per share:
Weighted average common shares outstanding	83,874	80,372	84,755	80,640
Options	64	122	71	131

Weighted average common shares-diluted	83,938	80,494	84,826	80,771

Basic earnings per common share	$0.56	$0.38	$1.45	$1.08

Diluted earnings per common share	$0.56	$0.38	$1.45	$1.07

      For the six months ended June 30, 2005, the 2.875% Convertible Notes were not dilutive as the average price of OMI’s stock was less than the face amount of the notes. (Note: Each holder of a convertible note will receive either common stock or cash for the conversion value in excess of such principal amount. The initial conversion ratio is 32.5355 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $30.74 per share.)

Note 5 - Equity Transactions

     Acquisition and Retirement of Treasury Stock

     On December 14, 2004, the Board of Directors authorized the Company to repurchase from time to time up to 4,250,000 shares of common stock. As of June 30, 2005, 737,500 shares remained under this authority.

     During the second quarter of 2005, OMI purchased 3,200,900 shares of its common stock at an average price of $18.61 per share, aggregating $59,557,000. During the first quarter of 2005, OMI purchased 311,600 shares of its common stock at an average price of $18.14 per share, aggregating $5,653,000. An additional 294,800 shares and 396,600 shares were purchased in July and August 2005 at an average price of $18.02 per share and $17.57 per share, respectively, aggregating $12,282,000. All shares were retired upon purchase.

Note 5 - Equity Transactions (continued)

     Restricted Stock

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The following table illustrates restricted stock awarded under these plans, restricted stock forfeited, vested, outstanding as of June 30, 2005, and the fair value at the grant date.

	Restricted				Restricted	Fair
	Stock				Stock	Value at
Month	Awarded	Forfeited		Vested	Outstanding	Grant Date(2)

July 2001	900,000	(75,000)	(1)	(240,000)	585,000	$5.69
April 2002	20,000			(5,000)	15,000	4.00
Sept. 2003	498,314	(35,391)	(1)	(5,287)	457,636	6.84
May 2004	21,000				21,000	10.46
June 2004	230,423			(5,287)	225,136	11.93
Dec. 2004	36,500				36,500	20.53
Feb. 2005	30,000	(20,000)			10,000	18.30
May 2005	592,847				592,847	19.00

	2,329,084	(130,391)		(255,574)	1,943,119	$11.12

(1)	These shares were forfeited in 2004.

(2)	Months with more than one Grant Date have been averaged.

     The Company is amortizing unearned compensation over the applicable vesting periods. During the three months ended June 30, 2005 and 2004, we recognized $891,000 and $513,000, respectively, and during the six months ended June 30, 2005 and 2004, we recognized $1,467,000 and $994,000, respectively, of compensation expense related to restricted stock.

     Cash dividends

     On May 19, 2005, the Board of Directors of OMI declared a dividend on its common stock or $0.08 per share to shareholders based on the number of common shares outstanding of 82,850,000 to holders of record on June 23, 2005. As of June 30, 2005, $6,626,000 was accrued for dividends payable and included in the Condensed Consolidated Balance Sheets which was paid on July 13, 2005. The first quarter cash dividend of $6,846,000 was paid on April 12, 2005.

Note 6 - Supplemental Cash Flow Information

     During the six months ended June 30, 2005 and 2004, cash paid for interest, net of $1,940,000 and $878,000 capitalized, respectively, totaled approximately $18,152,000 and $13,571,000, respectively.

Note 7 – Acquisitions/Vessel Deliveries

     In January, March and May 2005, OMI took delivery of three 2005 built vessels, two handymax product carriers and one handysize product carrier, the LAUREN, the BRAZOS and the FOX, respectively. The LAUREN and the BRAZOS began short-term time charters upon delivery and now operate in the spot market, and the FOX began a five year time charter. At June 30, 2005, the capitalized costs (including capitalized interest) for the LAUREN, the BRAZOS and the FOX were approximately $40,194,000, $40,294,000 and $29,786,000, respectively.

Note 7 – Acquisitions/Vessel Deliveries (continued)

     The final payments on the 2005 deliveries were paid with cash from operations and financing under a term loan and the $320 Facility (see Note 2).

Note 8 – Disposals of Vessels

     In January 2005, we sold our last two non-double hull handysize crude oil carriers built in 1993 (TANDJUNG AYU and BANDAR AYU) for an aggregate sales price of $36,752,000, net of commissions. The sale of the vessels resulted in a gain of approximately $2,874,000, which was recorded to the Consolidated Statements of Income in the first quarter of 2005.

Note 9 - Financial Information Relating to Segments

      The Company organizes its business principally into two operating segments, the Crude Oil Fleet and the Product Carrier Fleet. These segments and their respective operations are as follows:

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

     The following is a summary by major operating segments for the three and six months ended June 30, 2005 and June 30, 2004:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

(in thousands)
Revenue:
Crude Oil Fleet	$88,211	$68,792	$203,969	$167,091
Product Carrier Fleet	60,033	30,363	115,164	59,845

Subtotal	148,244	99,155	319,133	226,936
Other	230	188	783	423

Total	$148,474	$99,343	$319,916	$227,359

Time Charter Equivalent Revenue: (1)
Crude Oil Fleet	$64,260	$53,919	$157,484	$136,217
Product Carrier Fleet	50,959	29,465	98,571	58,234

Total	$115,219	$83,384	$256,055	$194,451

Net Income:
Crude Oil Fleet (2)	$31,816	$27,517	$92,504	$77,294
Product Carrier Fleet	24,561	12,752	47,978	25,488

	56,377	40,269	140,482	102,782
General and administrative expense
Not allocated to vessels	(5,036)	(3,102)	(9,164)	(5,855)
Other (3)	(4,205)	(6,855)	(8,401)	(10,206)

Total	$47,136	$30,312	$122,917	$86,721

(1)	The Company uses time charter equivalent (“TCE”) revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

Note 9 - Financial Information Relating to Segments (continued)

The following is a reconciliation of TCE revenue for the three months ended June 30, 2005:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$88,211	$60,033	$148,244
Voyage Expenses	23,951	9,074	33,025

TCE Revenue	$64,260	$50,959	$115,219

The following is a reconciliation of TCE revenue for the three months ended June 30, 2004:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$68,792	$30,363	$99,155
Voyage Expenses	14,873	898	15,771

TCE Revenue	$53,919	$29,465	$83,384

The following is a reconciliation of TCE revenue for the six months ended June 30, 2005:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$203,969	$115,164	$319,133
Voyage Expenses	46,485	16,593	63,078

TCE Revenue	$157,484	$98,571	$256,055

The following is a reconciliation of TCE revenue for the six months ended June 30, 2004:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$167,091	$59,845	$226,936
Voyage Expenses	30,874	1,611	32,485

TCE Revenue	$136,217	$58,234	$194,451

(2)	Net income includes Gain on disposal of vessels of $2,874,000 for the six months ended June 30, 2005 and $360,000 for the six months ended June 30, 2004.

(3)	Net income includes the gain on extinguishment of notes of $803,000 for the three and six months ended June 30, 2005 and the realized and unrealized gains on freight forward agreements aggregating $220,000 and $608,000 for the three and six months ended June 30, 2005, respectively. Net income includes loss on investment of $3,098,000 resulted from expenses related to a terminated acquisition (Stelmar) for the three and six months ended June 30, 2004.

Note 10 - Other Commitments and Contingencies

     Contracts Relating to Vessels

      At June 30, 2005, OMI had commitments to construct seven vessels; five handymax and two handysize product carriers with contract costs aggregating $248,240,000. As of June 30, 2005, payments of $83,851,000 had been made to the shipyard, $15,769,000 of which was paid during the six months ended June 30, 2005. Bank financing or operating cash will provide the additional amounts to be paid. OMI paid an aggregate of $38,952,000 upon the delivery of two vessels in July 2005. The remaining five vessels will be delivered in 2006. One vessel delivered in July began a five year time charter.

      As of June 30, 2005, future construction and delivery payments aggregated approximately $164,389,000, which includes the payments made in July 2005 for the delivery of two vessels mentioned above, (before financing) as follows:

Year	Payments

(in thousands)

2005	$59,974
2006	104,415

Total Remaining Payments	$164,389

       Operating Leases

      In February 2005, OMI agreed to time charter-in for seven years two new Suezmax vessels for the Gemini pool. One vessel was delivered in June 2005 and the other is scheduled for delivery in September 2005. OMI has options to extend the term of the time charters and/or to acquire the vessels.

     During April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease terms were extended from December 2006 to February 2017, which increased our commitment from August 2005 to February 2017 by $14,432,000.

      Long-Term Time Charter Revenue

     During February 2005, the time charter contracts for AMAZON and SAN JACINTO (handymax product carriers) expired; however, new three year time charters with different charterers were secured at higher rates beginning in April and May of 2005.

     During February 2005, the time charter contract for the RHONE (a handysize product carrier) was extended for two years at a higher fixed rate plus profit sharing. The new time charter began in May 2005.

     During March 2005, we signed a new three year time charter contract for the GUADALUPE (a handymax product carrier) at a higher rate than its previous contract, which expired in January 2005. The new time charter began in April 2005.

     During April 2005, the time charter contracts for the MADISON and TRINITY (two handysize product carriers) were revised. The time charters now expire in April 2010 and are at a higher rate.

Note 10 - Other Commitments and Contingencies (continued)

      During April 2005, we signed seven year time charter contracts with profit sharing arrangements for SABINE and SACRAMENTO (two Suezmax tankers). The contracts commenced in May 2005.

      During May 2005, the time charter contracts for the OHIO and ORONTES (handysize product carriers) were revised. The time charter contracts now expire in June 2010 and are at a higher rate.

      During May 2005, we signed a three year time charter contract commencing in September 2005 for the SEINE (a handysize product carrier). The new time charter is at a higher rate than the current time charter that expired in July 2005.

      During May 2005, we signed three year time charter contracts for the MOSELLE and ROSETTA, both handymax product carriers. The new contracts begin when the current time charters expire in February and March 2006, respectively, and are at a higher rate.

      Minimum future revenues (not including profit sharing) to be received for time charters subsequent to June 30, 2005 are as follows: $67,466,000 in the remaining two quarters of 2005, $135,635,000 in 2006, $125,340,000 in 2007, $95,100,000 in 2008, $60,661,000 in 2009 and $62,397,000 thereafter.

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

Overview

     We provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities. We own or charter-in a fleet of 46 vessels (see our Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types, Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (we refer to as our “product carrier fleet”), such as gasoline and aviation fuel, from refineries to distribution areas.

Financial Summary

      OMI is a growing company, with strategies to maintain shareholder value and a high quality fleet of vessels. The delivery of six newbuildings in 2005, one of which is chartered-in, is reflective of our growth strategy. We market certain of our vessels to maximize profit in strong markets and at the same time receive contracted revenue from other vessels. As of June 30, 2005, the average age of our vessels was 3.4 (1) years (including vessels delivered in July). We will take delivery of five newbuildings currently on order in 2006 and charter-in one more 2005 built Suezmax vessel in September 2005.

      (Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”). Dwt, expressed in metric tons, each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.)

       OMI’s net income of $47.1 million for the three months and $122.9 million for the six months ended June 30, 2005 was higher than the net income reported in the comparable periods since the Company’s inception in 1998. Revenue of $148.5 million for the three months and $319.9 million for the six months ended June 30, 2005 increased 49 percent and 41 percent, respectively, compared to the same periods in 2004. Average spot rates earned by our Suezmax fleet in the 2005 periods were comparable to the average rates earned in the same 2004 periods.

      Our Company benefited from the continued strength of the tanker market (see Market Overview) in the first half of 2005. We had a 50% larger Suezmax fleet in the first half of 2005 compared to last year’s first half, which also contributed to increased earnings for the fleet. We have also benefited from product carriers that were either delivered or came off time charter in 2004 and operated in the spot market during a period of strong rates. During 2005, we expect to have approximately 32 percent more operating days for the Suezmax fleet and 27 percent more operating days for the product carrier fleet.

       In an effort to maintain our high quality vessels and a good safety record, we have implemented additional initiatives in 2005 that have increased operating costs (see Breakdown by Fleet section). We believe that the investment in high quality people operating the ships, appropriate stores and supplies to maintain the ships, training, environmental and other vessel related initiatives is necessary in order to be a high quality operator. We also believe that our customers prefer OMI because we are a quality operator. We were able to continue long-term relationships through time charter contracts renewed with existing customers, and we have formed new relationships due to the quality of our tonnage and operations.

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

(4)	maintain a balance between available liquidity to purchase vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio),

(5)	enter into strategic alliances and operate from geographic locations that provide us with market opportunities to improve our vessel utilization and earnings,

(6)	monitor and manage the repurchase of common stock, and

(7)	balance paying a dividend to shareholders with other uses of cash, such as acquiring assets at opportunistic times.

     There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined product). Market conditions, (see Market Overview section), economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenues and Operating income including:

(1)	spot rates in the Suezmax tanker market and product tanker market (for those product carriers operating in the spot market or on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $12.1 million or $0.14 per share, of which $0.07 per share comes from each of the product carrier and Suezmax fleets),

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

      Beginning in 2004, and continuing in 2005, there have been new trends that are resulting in increased demand for tankers and new trade routes. Our Suezmax vessels and product carriers are benefiting from recent changes that are the result of improvements in the economies of China, Western Europe and South Asia. This improvement, for example, has triggered the supply of oil from Venezuela to supply the increased demand to China. This is a long trade route that results in increased tonne miles for vessels, i.e. increased demand for tankers. OMI benefits from the increases in demand for oil in expanding areas directly and indirectly. Additionally, there continues to be a shortage of refinery capacity in major consuming areas, (the U.S., Western Europe and Japan), and higher crude oil production in the long-haul Middle East have impacted the Company positively and have a favorable impact in the performance of both our crude oil and product carrier fleets. During 2005, we began operating certain of our product carriers in the spot market and have been loading in the recently expanding Baltic region.

      The following are several other significant items that have occurred during the first half of the year and so far in the third quarter of 2005:

     Increases in Operating Fleet

  We took delivery of five vessels, three handymax (the LAUREN, the BRAZOS and the FOX) and two handysize product carriers (the TEVERE and the THAMES) from the shipyard in January, March, May and the most recent two in July 2005, respectively.
  In January 2005, we agreed to time charter in two Suezmax vessels, which are to be entered in the Gemini pool, for seven years upon the vessels’ delivery from a shipyard. The first vessel, the CAPE BASTIA was delivered in June and the other is scheduled to be delivered in September 2005.

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
  During February 2005, a one year time charter contract for a handysize product carrier (RHONE) was extended for two years at a higher fixed rate plus profit sharing. The new time charter began in late May 2005.

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
  During April 2005, two seven year time charter contracts with profit sharing arrangements for Suezmax tankers (SABINE and SACRAMENTO) were secured and began in May 2005.
  During May 2005, the time charter contracts for the OHIO and ORONTES (handysize product carriers) were revised. The time charter contracts now expire in June 2010 and are at a higher rate.
  During May 2005, we signed a three year time charter contract commencing in September 2005 for the SEINE (a handysize product carrier). The new time charter is a higher rate than the current time charter that expired in July 2005.
  During May 2005, we signed three year time charter contracts for the MOSELLE and ROSETTA, both handymax product carriers. The new contracts, which begin when the current time charters expire in February and March 2006 are at a higher rate.

     Looking forward, we will continue to focus on our initiatives of growing the business with accretive transactions including adding modern vessels, maximizing profits and managing costs. See “Liquidity and Capital Resources” section.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market continued at a very profitable level in the second quarter of 2005, and the average TCE for Suezmax tankers in the West Africa to U.S. trade, though lower than the preceding quarter rate and the rate prevailing in the same period of last year, was the second highest level for this period since at least 1990. This was the result of higher world oil demand due to improving world economic activity especially in the U.S., China and Southeast Asia, and high OPEC oil production, especially from the long-haul Middle East, notwithstanding an increase in the world tanker fleet. Freight rates in the crude oil tanker market have softened thus far in the third quarter, due to the usual summer tanker market slow-down.

OPEC Crude Oil Production and Suezmax Tanker Earnings

Note: As of 06/30/05
Source: Industry Sources

      The average OPEC oil production in the second quarter of 2005 totaled about 29.7 million barrels per day (“b/d”), an average increase of 1.4 million b/d, or 4.9% compared to the same period last year. Most of OPEC’s oil production growth came from the long-haul Middle East. After a reduction to its oil production quota, beginning April 1, 2004, OPEC has increased its quota five times by a total of 4.5 million b/d, to 28 million b/d (excluding Iraq). The OPEC quota increases were the result of strong world oil demand growth, as well as tight oil markets and high oil prices. As these economic conditions are expected to persist, OPEC oil production, including Iraq, in the third quarter of 2005 is expected to average more than the preceding quarter and higher than the same period a year ago.

      World oil demand decreased seasonally in the second quarter of 2005, but still averaged about 0.9 million b/d or 1.1% higher compared to the same period of last year, due to increasing world economic activity. World oil demand is expected to increase further in the second half of 2005 due to increasing world economic activity, especially in the United States, Latin America and China and the usual seasonal oil demand gains late in the year. World oil demand in 2005 is expected to increase at a slower rate than last year as measures are taken to moderate economic activity, especially in the U.S. and China as well as expected persistent high oil prices due to low spare oil production capacity and ongoing geopolitical risks.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of the second quarter of 2005 were about 109 million barrels, or 5.2% higher than the year earlier level, and 2.6% above the average of the last five years. At the same time, crude oil inventories were 5.4% and petroleum products inventories were 1.0% higher than the average of the last five years, respectively. Oil inventories in terms of days forward consumption are expected to decrease for the rest of the year, and by year-end be below the end 2004 level.

U.S., W. Europe and Japan Crude Oil Inventories

Note: Inventory figures as of end of June of each year.
Source: Industry Sources

       The world tanker fleet totaled 316.1 million deadweight tons (“dwt”) at the end of the second quarter of 2005, up by 11.5 million dwt or 3.8% from the year-end 2004 level. The tanker orderbook totaled about 80.9 million dwt, or 25.6% of the existing fleet at the end of the second quarter of 2005. Approximately 12.5 million dwt are for delivery in 2005, 24.5 million dwt in 2006, 26.5 million dwt in 2007 and most of the balance in 2008. The tanker orderbook includes 65 Suezmaxes of about 10.25 million dwt or 24.5% of the existing internationally trading Suezmax tanker fleet.

       At the end of the second quarter of 2005, approximately 32.3 million dwt or 10.2% of the total tanker fleet was 20 or more years old, including 11.2 million dwt or 3.6% of the fleet which was 25 or more years old. Furthermore, 10 Suezmaxes were 20 or more years old, including 4 which were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 3.8 million dwt in the first half of 2005, including three Suezmaxes and three VLCCs.

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

      At the end of June 2005, there were about 99.2 million dwt of tankers or 31.4% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

      The strong freight rate environment of the product tanker market continued in the second quarter of 2005, and the average spot TCE for handysize product tankers in the Caribbean, though lower than the preceding quarter rate was higher than the rate prevailing in the same period of last year, and, together with the second quarter of 2001, the highest level for this period since at least 1990. The product tanker market strength has been the result of continuous growth in the demand for oil due to increasing world economic activity especially in the U.S., China and Southeast Asia, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market continued strong thus far in the third quarter.

       The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 63.1 million dwt at the end of the second quarter of 2005, up by about 5.2% from the year-end 2004 level. The product tanker orderbook for delivery over the next few years totaled about 30.0 million dwt, or about 47.5% of the existing product tanker fleet at the end of the second quarter of 2005. Approximately 6.4 million dwt are for delivery in 2005, 11.5 million dwt in 2006, 9.2 million dwt in 2007 and most of the balance in 2008. At the end of the second quarter of 2005, approximately 12.7 million dwt or 20.1% of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of June 2005 totaled about 12.3 million dwt or 33.0% of the existing handysize and handymax product tanker fleet.

      Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of the second quarter of 2005 were 70 million barrels or 5.3% higher than the same time a year ago, and 1.0% higher than the average of the last five years. At the same time, inventories of gasoline, the seasonal product, in these areas were 3.9% higher than last year and 0.6% above the last five years average. Commercial gasoline stocks in the United States at the end of June 2005 were approximately 3.4% and 0.9% higher than last year and the last five years average, respectively.

U.S., W. Europe and Japan Product Inventories

Note: Inventory figures as of end of June of each year.
Source: Industry Sources

     For the balance of 2005, the tanker market is expected to benefit as a result of improving world economic activity especially in the U.S., China and Southeast Asia, seasonally higher world oil demand in the second half of the year, shortage of refinery capacity in the United States, Western Europe and Asia, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria, and the phase out of single-hull tankers without segregated ballast by the end of 2005.

OMI’s Fleet

     OMI’s fleet currently comprises vessels aggregating approximately 3.8 million dwt. It includes 16 Suezmaxes (excluding two Suezmax vessels in the Gemini pool owned by a pool member), 28 handysize and handymax product carriers (including two vessels delivered in July 2005), and two Panamax product carriers. Currently, three of the Suezmax tankers are chartered-in: the OLIVER JACOB, whose charter expires June 2010, the MAX JACOB, whose charter expires December 2006 and the CAPE BASTIA, whose charter expires June 2012. We have a commitment to charter-in an additional vessel, beginning in September of 2005.

	Number
	Of vessels	Dwt

Crude Oil Fleet:
1998-2005 built Suezmax vessels	13	2,079,208
1999-2005 built Suezmax vessels (A)	3	473,810

Total	16	2,553,018

Product Carrier (“Clean”) Fleet:
1999-2005 built handysize vessels	17	623,132
2000-2005 built handymax vessels	11	516,970
2003 built Panamax vessels	2	140,659

Total	30	1,280,761

Total Fleet	46	3,833,779

(A) Chartered-in Suezmax vessels.

Currently, we have the following vessels under construction:

	Type of	Date To Be		Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

Vessels Under Construction:
WABASH	Handymax	Jan-06	47,000	SPOT
KANSAS	Handymax	Mar-06	47,000	SPOT
RHINE	Handysize	Mar-06	37,000	SPOT
REPUBLICAN	Handymax	Apr-06	47,000	SPOT
PLATTE	Handymax	May-06	47,000	SPOT

Total Vessels Under Construction			225,000

Vessel to be Chartered-in:
CAPE BONNY	Suezmax	Sep-05	160,000	SPOT

Total Fleet with Vessels to be acquired			4,218,779

Critical Accounting Estimates

     There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2005 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Results

     OMI’s net income was $47.1 million or $0.56 basic and diluted earnings per share (“EPS”) and $122.9 million or $1.45 basic and diluted EPS for the three and six months ended June 30, 2005, respectively, compared to net income of $30.3 million or $0.38 basic and diluted EPS and $86.7 million or $1.08 basic and $1.07 diluted EPS for the three and six months ended June 30, 2004, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2005
Compared to the Three and Six Months ended June 30, 2004

     The following table summarizes our results of operations for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004

Voyage and time charter revenue	$148.2	$99.1	319.1	$226.9
Voyage expenses	33.0	15.8	63.0	32.5

Time charter equivalent revenue	115.2	83.3	256.1	194.4
Other revenue	0.2	0.2	0.8	0.4
Vessel expenses	23.1	14.6	43.8	28.5
Charter hire expense	11.9	11.9	26.9	27.4
Depreciation and amortization	17.1	12.1	33.6	25.5
General and administrative expenses	7.1	4.5	13.5	8.9
Gain on disposal of vessels	—	(0.4)	(2.9)	(0.4)

Operating income	56.2	40.8	141.9	104.9
Loss on Investment	—	(3.1)	—	(3.1)
Interest expense	(10.3)	(7.6)	(20.8)	(15.4)
Interest income	0.2	0.2	0.4	0.3
Other	1.0	—	1.4	—

Net income	$47.1	$30.3	$122.9	$86.7

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

      OMI operates vessels on voyage (or “spot”) charters and on time charters (“TC”). In both 2005 and 2004, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market, giving us the ability to take advantage of the strong spot market. Currently, 68 percent (see Note 1 below) of our vessels by dwt, which is 23 vessels, operate in the spot market and 23 of our 46 vessels operate on time charters (see Fleet Report), ten under profit sharing arrangements. Our time charters with profit sharing arrangements have a floor rate, and we share in the profit above that rate equally, without a cap. This enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (cost to operate the chartered vessels, consolidated general and administrative expenses and interest expense).

Note 1: Our percentage of vessels by dwt operating in the spot market decreased in the second quarter by 9 percent from 77 percent in the first quarter primarily because of two Suezmax vessels that began time charters in May (with profit sharing), in addition to time charter contracts beginning in the second quarter for vessels that previous came off time charters and operated in the spot market for a short period of time before starting new time charters.

      The Company earned TCE revenue of $115.2 million for the three months ended June 30, 2005 and $ 83.3 million for the three months ended June 30, 2004. During the second quarter of 2005, 73 percent or $84.1 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market and 27 percent or $31.1 million of our TCE revenue was earned by vessels operating on TC. We earned TCE revenue of $256.1 million for the six months ended June 30, 2005 and $194.4 million for the six months ended June 30, 2004. During the first six months of 2005, 78 percent or $199.0 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market and 22 percent or $57.1 million of our TCE revenue was earned by vessels operating on TC. TCE revenue increased in the three and six months ended June 30, 2005 compared with the three and six months ended June 30, 2004 primarily because of more operating days in 2005 from the twelve vessels acquired in 2004 and four acquired in 2005, (six in the crude oil fleet and ten in the product carrier fleet). Twelve of the vessels acquired operated in the spot market and four were on time charters during the second quarter of 2005. See discussion below for the fluctuation analysis of TCE revenue for vessels on spot and on time charters and the Market Overview section for explanations for the rate fluctuations during the 2005 and 2004 periods in the spot market.

     The following table compares TCE revenue earned by vessels on spot for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, in millions of dollars and as a percent increase in spot revenue in 2005:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
TCE Revenue for vessels on Spot	2005	2004	Change	2005	2004	Change

Crude Oil Fleet	$61.9	$50.9	$11.0	$154.2	$130.2	$24.0
Product Carrier Fleet	22.2	2.3	19.9	44.8	5.4	39.4

Total	$84.1	$53.2	$30.9	$199.0	$135.6	$63.4

% increase in spot revenue in 2005			58%			47%

     TCE revenue of $84.1 million earned by vessels operating on spot charters during the three months ended June 30, 2005 increased $30.9 million compared to TCE revenue of $53.2 million earned by vessels operating in the spot market during the three months ended June 30, 2004. The increase in earnings of 58% was the result of (1) 441 more operating days in 2005 for the Suezmax fleet, primarily from the five Suezmax vessels acquired in the third quarter of 2004 and (2) additional TCE revenue at an average TCE rate of $28,731 per day from 11 product carriers for 774 operating days, six product carriers acquired in 2004 and 2005 and five vessels that were previously operating on time charters which began operating in the spot market (three of which have committed to new time charters during the second quarter). One single hull vessel that operated in the spot market at an average TCE rate of $14,880 a day during the second quarter of 2004 was sold in December 2004.

     TCE revenue of $199.0 million earned by vessels operating on voyage charters during the six months ended June 30, 2005 increased $63.4 million compared to TCE revenue of $135.6 million earned by vessels operating in the spot market during the six months ended June 30, 2004. The increase in earnings of 47% was the result of (1) 879 more operating days in 2005 for the Suezmax fleet, primarily from the five Suezmax vessels acquired in 2004 and (2) additional TCE revenue from 1,605 operating days at an average TCE rate of $27,885 per day from 11 product carriers. The one single hull vessel that was sold in 2004 operated in the spot market at an average TCE rate of $18,301 a day during the six months ended June 30, 2004.

     The following table compares TCE revenue earned by vessels on TC for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, in millions of dollars and as a percent of Total TCE revenue in each of the three and six month ended June 30, 2005 and 2004:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
TCE Revenue for vessels on TC	2005	2004	Change	2005	2004	Change

Crude Oil Fleet	$2.4	$3.0	$(0.6)	$3.3	$6.0	$(2.7)
Product Carrier Fleet	28.7	27.1	1.6	53.8	52.8	1.0

Total	$31.1	$30.1	$1.0	$57.1	$58.8	$(1.7)

% of TCE Revenue for vessels on
TC to Total TCE Revenue	27%	36%		22%	30%

     TCE revenue of $31.1 million earned by vessels on time charter during the second quarter of 2005 increased $1.0 million compared to TCE revenue of $30.1 million earned by vessels on time charter during the second quarter of 2004. The increase in TCE revenue of 3% was a result of TC revenue from two newbuildings acquired in April and July 2004, one of which had profit sharing (first anniversary for profit sharing earned over one year) in April 2005. Increases in TC revenue earned during the second quarter in 2005 were partially offset by decreases from the expiration of five time charters resulting in 227 fewer operating days in the second quarter of 2005 (three vessels whose time charters expired during the 2005 period, operated in the spot market for a short period prior to beginning new time charters).

     TCE revenue of $57.1 million earned by vessels on time charter during the six months ended June 30, 2005 decreased $1.7 million compared to TCE revenue of $58.8 million earned by vessels on time charter during the six months ended June 30, 2004. The decrease in TCE revenue of 3% was from the expiration of five time charters resulting in 587 fewer operating days for the six months ended June 30, 2005. Decreases were partially offset by increases in TC revenue from three vessels acquired in February, April and July 2004, one of which earned profit sharing during 2005.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

     In December 2003, OMI began operating Gemini Tankers ("Gemini"), which is a wholly owned subsidiary of OMI. Gemini is a pool for double hull Suezmax vessels. Currently, there are 16 Suezmax vessels (13 from OMI and three from another participant) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the other participant vessels are included in OMI’s consolidated charter hire expense.

     During 2005, four 2005 built double hull Suezmaxes (two vessels chartered-in by OMI and two vessels from the other pool participant) will enter the pool. One vessel chartered-in by OMI will start in the third quarter of 2005 and another vessel from the other participant also began in July 2005. Additionally, two Suezmax vessels owned by OMI exited the pool in May 2005 to begin long-term time charters.

Vessel Expense

      Vessel expense of $23.1 million for the three months and $43.8 million for the six months ended June 30, 2005, increased by $8.5 million and $15.3 million, respectively, compared to $14.6 million for the three and $28.5 million for the six months ended June 30, 2004.

      Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws or regulations, by charterers and our own standards.

      Vessel expenses increased $8.5 million for the three months and $15.3 million for the six months ended June 30, 2005 compared to the same periods in 2004, primarily as a result of increased costs for additional vessels acquired (12 vessels during 2004 and three vessels during 2005 (excluding a vessel chartered-in)), in addition to higher costs in 2005 relating to crew expenses, insurance, storing the ships (spare parts and supplies) and lube oils. Increases in costs were partially offset by a reduction in vessel expenses for the disposal of the older single hull and non-double hull vessels (six vessels during 2004 and two vessels during 2005).

Charter Hire Expense

     Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses. Additionally, expenses for the vessels from the other Gemini pool participant are included in charter hire expense.

     Charter hire expense was comparable in the second quarter of 2005 to the second quarter of 2004 and decreased by $0.5 million for the six months ended June 30, 2005 compared to the same period in 2004. Decreases in 2005 charter hire expense resulted primarily from a reduction of charter hire expense for the two vessels from the other pool participant (see Note above for discussion of Gemini Pool).

Depreciation and Amortization Expense

     Depreciation and amortization expense of $17.1 million for the three months and $33.6 million for the six months ended June 30, 2005, increased by $5.0 million and $8.1 million, respectively, compared to $12.1 million for the three months and $25.5 million for the six months ended June 30, 2004 as the result of additional depreciation expense from the acquisition of 15 vessels, which were offset in part by reductions to depreciation expense relating to the eight vessels disposed of in 2004 and in January 2005.

General and Administrative Expense

     General and administrative (“G & A”) expenses of $7.1 million for the three months and $13.5 million for the six months ended June 30, 2005, increased by $2.6 million and $4.6 million, respectively, compared to $4.5 million for the three months and $8.9 million for the six months ended June 30, 2004 because of increased compensation expense from increases in personnel due to a larger fleet, expenses from OMI’s London office and other additional corporate requirements.

Gain on Disposal of Vessels

     During the six months ended June 30, 2005, a gain on disposal of vessels of $2.9 million was recorded, which resulted from the sale of two non-double hull crude oil carriers.

     The gain on disposal of $0.4 million for the three and six months ended June 30, 2004, resulted from the sale of two single hull vessels previously held for sale, a 1981 and 1984 built product carrier.

Interest Expense

     Interest expense of $10.3 million for the three months and $20.8 million for the six months ended June 30, 2005, increased by $2.7 million or 36 percent and $5.4 million or 35 percent, respectively, compared to $7.6 million for the three months and $15.4 million for the six months ended June 30, 2004.

     The following table is a breakdown of Interest expense for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004:

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,		June 30,
In millions	2005	2004	2005	2004

Interest before swap interest,
capitalized interest,
amortization of debt issue costs	$9.5	$5.8	$19.2	$11.9
Impact of swaps	0.1	1.0	0.5	2.0
Capitalized interest	(0.9)	(0.4)	(1.9)	(0.9)
Amortization of debt issue cost & other	1.6	1.2	3.0	2.4

Interest expense	$10.3	$7.6	$20.8	$15.4

     Interest expense, before swap interest, capitalized interest, amortization of debt issue and other costs was approximately 64 percent higher during the three months and 61 percent higher during the six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, primarily because of the increase in the average debt balance during the 2005 period. The average debt balance increased by approximately 59 percent during the three months ended June 30, 2005 compared to the same period in 2004 (from $532.0 million at June 30, 2004 to $847.6 million at June 30, 2005) and approximately 61 percent during the six months ended June 30, 2005 compared to the same period in 2004 (from $546.5 million at June 30, 2004 to $877.3 million at June 30, 2005), due to additional financing for the acquisition of vessels. Fluctuations in interest rates did not have a material impact on the increases in interest expense.

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

Crude Oil Tankers Results of Operations

     Vessel Operating Income increased $5.8 million for the three months and $15.0 million for the six months ended June 30, 2005 over the comparable three and six months ended June 30, 2004. The net increase in Vessel Operating Income during the 2005 was primarily attributable to increases in the Suezmax TCE revenue resulting from increased earnings for the five Suezmax vessels delivered in July and August of 2004. Average TCE rates earned by Suezmax vessels operating in the spot market in both 2005 and 2004 periods were comparable.

     The following table illustrates the crude oil fleet Vessel Operating Income by vessel type (other than vessels sold) in millions, average daily vessel expense, average number of OMI vessels operating in the crude oil fleet and the average daily TCE and number of days earned for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004:

BREAKDOWN BY FLEET

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

CRUDE FLEET:
Suezmaxes:
TCE revenue (1),(2)
Suezmax-on spot	$61.8	$46.1	$154.2	$114.1
Suezmax-on time charter	2.4	—	2.4	—

Total TCE revenue	64.2	46.1	156.6	114.1
Vessel expense	8.7	4.0	16.5	7.7
Charter hire expense	11.9	11.9	26.9	27.4
Depreciation and amortization	8.0	4.4	16.0	8.9

Vessel Operating Income	$35.6	$25.8	$97.2	$70.1

Average daily TCE-on spot	$43,543	$43,415	$52,255	$52,594
Number of OMI TCE revenue days- on spot	1,239	879	2,588	1,789
Number of pool member TCE revenue days (3)	182	182	362	364

Average daily TCE-on time charter	$29,359	n/a	$29,359	n/a
Number of OMI TCE revenue days- on time charter	81	n/a	81	n/a

Average number of OMI vessels for the period *	15.1	10.0	15.0	10.0

Average daily vessel expense	$7,370	$5,442	$7,002	$5,326

Handysize Crude Oil Carriers sold in 2005 (4):
TCE revenue (1)	$—	$2.9	$0.9	$5.9
Vessel expense	0.1	0.7	0.2	1.3
Depreciation and amortization	—	0.7	—	1.4

Vessel Operating Income (Loss)	$(0.1)	$1.5	$0.7	$3.2

Average daily TCE	n/a	$16,415	$16,505	$16,417
Number of TCE revenue days	n/a	182	57	364
Average number of vessels for the period	n/a	2.0	n/a	2.0

Other Crude Carriers Sold in 2004 (5):
TCE revenue (1)	$—	$4.9	$—	$16.1
Vessel expense	—	2.1	—	4.1
Depreciation and amortization	—	0.4	—	2.4

Vessel Operating Income	$—	$2.4	$—	$9.6

Average daily TCE	n/a	$17,706	n/a	$25,306
Number of TCE revenue days	n/a	274	n/a	638
Average number of vessels for the period	n/a	3.3	n/a	3.7

Total Vessel Operating Income	$35.5	$29.7	$97.9	$82.9

* includes three vessels chartered-in during the 2005 periods shown and two during the 2004 periods shown.

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expense, with the exception of commissions, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenue and expenses includes revenue and expense generated by the Gemini pool (a Suezmax pool). The Suezmax pool began in December 2003 and included our 15 Suezmaxes ( as of June 2005 there were 13 Suezmaxes from OMI, see note (3) below) and two Suezmaxes owned by another pool member. The Suezmax vessel chartered-in (CAPE BASTIA) at the end of June 2005 and the Suezmax vessel from the other pool participant will start operating in the Gemini pool during the third quarter of 2005.

(2)	In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired. During May 2005, two Suezmax vessels previously operating in the spot market (Gemini pool) began operating on seven year time charters with profit sharing.

(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.

(4)	In January 2005, two handysize crude oil carriers were sold.

(5)	During 2004, our ULCC vessel was sold in the fourth quarter and our three Panamax vessels were disposed of in the second and third quarters.

Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes:     The increase in Vessel Operating Income of $9.8 million for the three months and $27.1 million for the six months ended June 30, 2005 over the comparable periods in 2004 was attributable to the increases in TCE revenues of $15.7 million for the three months and $40.1 million for the six months, offset in part by the increases in vessel expense of $4.7 million for the three months and $8.8 million for the six months in 2005 over the same 2004 periods. Depreciation and amortization expense of increased $3.6 million for the three months and $7.1 million for the six months ended June 30, 2005 over the same 2004 periods. Increases in Suezmax vessels’ TCE revenue was primarily the result of 441 and 879 more operating days in the three and six months ended June 30, 2005 compared to the same periods in 2004 resulting primarily from five vessels acquired in the third quarter of 2004. Increases in vessel expense resulted from the five additional vessel operating in 2005, in addition to, an approximate increases of 35 percent in expenses, primarily relating to crew expense, insurance expense and stores (spare parts, lube oils). Depreciation expense also increased as a result of the vessels acquired.

     During May 2005, two Suezmax vessels previously operating in the spot market began seven year time charters with profit sharing. Profit sharing, for these vessels will be recognized in accordance with the time charter contract (see Note (1) below).

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

      Handysize Crude Oil Carriers sold in 2005: Vessel Operating Income decreased by $1.6 million for the three months and $2.5 million for the six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. The decrease is the result of 182 and 307 fewer operating days in the three and six months ended June 30, 2005 compared to the same periods in 2004. The two vessels in this group were on long-term time charters when they were sold.

     Other Crude Carriers Sold in 2004: Vessel Operating Income decreased by $2.4 million for the three months and $9.6 million for the six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. The decrease is the result of 274 and 638 fewer operating days in the three and six months ended June 30, 2005 compared to the same periods in 2004. During 2004, four single hull crude oil carriers were sold; in the fourth quarter, our Ultra Large Crude Carrier (“ULCC”) was sold, and in the second and third quarters three Panamax vessels were sold.

Product Carriers Results of Operations

     Vessel Operating Income increased $12.6 million for the three months and $23.8 million for the six months ended June 30, 2005 over the comparable three and six months ended June 30, 2004. The increases in Vessel Operating Income in the 2005 periods were attributable to seven product carriers acquired in 2004 and three in 2005, in addition to increased profit sharing of $2.3 million and $4.0 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The increases were offset partially by the decrease in earnings for the two single hull product carriers that were disposed of in 2004.

     The following table illustrates the product carrier fleet Vessel Operating Income by vessel type (other than vessels sold) in millions, Average daily vessel expense, Average number of OMI vessels operating in the product carrier fleet and the average daily TCE and number of days earned for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

BREAKDOWN BY FLEET

	FOR THE THREE		FOR THE SIX
	MONTHS		MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2005	2004	2005	2004

PRODUCT CARRIER FLEET:
Products Carriers-on time and spot charter:
TCE revenue (1)
Products-on time charter (2)	$28.7	$27.1	$53.8	$52.8
Products-on spot (3)	22.2	—	44.6	—

Total TCE revenue	50.9	27.1	98.4	52.8
Vessel expenses	14.4	7.1	27.1	14.0
Depreciation and amortization	8.9	5.8	17.4	11.2

Vessel Operating Income	$27.6	$14.2	$53.9	$27.6

Average daily TCE-time charters	$16,895	$15,051	$16,625	$15,228
Number of TCE revenue days-on time charters	1,700	1,800	3,237	3,472

Average daily TCE- on spot	$28,731	n/a	$27,885	n/a
Number of TCE revenue days-on spot charters	774	n/a	1,605	n/a
Average number of vessels for the period	27.5	19.8	26.9	19.1

Average daily vessel expense	$5,750	$3,935	$5,567	$4,039

Products Carriers-sold in 2004 (4):
TCE revenue (1)	$0.1	$2.4	$0.1	$5.4
Vessel expenses	—	0.8	0.1	1.5
Depreciation and amortization	—	0.7	—	1.4

Vessel Operating Income	$0.1	$0.9	$—	$2.5

Average daily TCE	n/a	$13,037	n/a	$14,735
Number of TCE revenue days	n/a	182	n/a	364
Average number of vessels for the period	n/a	2.0	n/a	2.0

Average daily vessel expense	n/a	$4,560	n/a	$4,255

Total Vessel Operating Income	$27.7	$15.1	$53.9	$30.1

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expense, with the exception of commissions whereas under voyage charter contracts the shipowner pays the voyage expenses.

(2)	During the three and six months ended June 30, 2005, OMI recognized profit sharing revenue of approximately $3.4 million and $6.6 million, respectively, compared to $1.1 million and $2.6 million for the three and six months ended June 30, 2004, respectively. During May 2005, a handysize product carrier was acquired.

(3)	In January and March 2005, two handymax product carriers were acquired. In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired.

(4)	For the three and six months ended June 30, 2004, revenue was generated by one vessel operating in the spot market and one vessel on time charter. During August and December 2004, the two single hull vessels were sold. The 2005 balances reflect the settlement of demurrage and other vessel expenses relating to the vessels sold in 2004.

      Fluctuations in each of the product carrier groups were as follows:

     Products–on time charter:    TCE revenue increased $1.6 million during the three months and $1.0 million during the six months ended June 30, 2005 compared to the same periods in 2004, primarily from receiving higher profit sharing in 2005 and higher contracted revenues for new or extended time charter contracts. Increases in TCE revenue was offset by 91 and 182 fewer operating days in the three and six months of 2005 resulting from the sale of a vessel in August 2004 that was on time charter, and 227 and 587 fewer operating days from five vessels that operated on time charters in the comparable periods of 2004; two time charters expired in the fourth quarter of 2004 and three time charters during the first quarter 2005 (all three began new time charters in the second quarter of 2005).

     At June 30, 2005, seven vessels with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate, see Note (1) below). A vessel delivered in July 2005, began a time charter with profit sharing.

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

     Products–on spot:    TCE revenue increased $22.2 million during the three months and $44.6 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily from 546 and 1,026 more operating days in the three and six months ending June 30, 2005, resulting from (1) the acquisition of six vessels during 2004 and 2005 and (2) 227 and 582 more operating days in the three and six months ending June 30, 2005, resulting from five vessels previously operating on time charters that expired, operated in the spot market (three of which began new time charters in the second quarter of 2005).

     Increases in vessel expense of $7.3 million for the three months and $13.1 million for the six months ended June 30, 2005, resulted from the ten vessels acquired in 2004 and 2005, in addition, costs increased approximately 46 percent for the three months and 38 percent for the six month periods in 2005, primarily relating to crew expense, insurance expense and stores (spare parts, lube oils). Depreciation expense also increased as a result of the vessels acquired.

Financial Condition and Capital Resources

Liquidity

   Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the six months ended June 30, 2005 and June 30, 2004:

	For the Six Months
	Ended June 30,
	2005	2004	Change

(In millions)
Condensed Cash Flows
Provided (Used) by:
Operating Activities	$182.6	$123.7	$58.9
Investing Activities	(46.8)	(51.5)	4.7
Financing Activities	(143.4)	135.2	(278.6)

Net (Decrease) Increase in Cash and Cash Equivalents
	(7.6)	207.4	(215.0)
Cash and Cash Equivalents at the
Beginning of the Year	41.8	48.8	(7.0)

Cash and Cash Equivalents at the End of the Period
	$34.2	$256.2	$(222.0)

Working Capital

     The primary components of working capital are Cash and cash equivalents (“Cash”) and Traffic receivables offset by current liabilities. We supplement working capital requirements as needed with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $34.2 million at June 30, 2005 decreased $7.6 million from $41.8 million at December 31, 2004 as excess cash was primarily used to reduce revolving credit facilities. Net cash provided by operating activities of $182.6 million for the six months ended June 30, 2005 increased $58.9 million compared to $123.7 million for the six months ended June 30, 2004, primarily from the significantly higher net earnings of the Company (see “Results of Operations”) and the decrease in Traffic receivables for cash received during the first six months of 2005 on balances as of December 31, 2004. Our working capital decreased by $35.8 million from $38.8 million at December 31, 2004 to $3.0 million at June 30, 2005. The decrease in working capital is the result of a decrease in Current Assets of $28.7 million and an increase in Current Liabilities of $7.1 million. At June 30, 2005, Current Assets decreased primarily from decreases in Traffic receivables of $29.0 million and Cash of $7.6 million, partially offset by increases in other current assets. At June 30, 2005, Current Liabilities increased primarily because of Accounts payable of $9.0 million, Accrued vessel and voyage expense of $1.7 million and Deferred charter hire revenue of $1.9 million. Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically. As of June 30, 2005, the Company repurchased 3,512,500 common shares for an aggregate of $65.2 million under a share repurchase program approved by the Board of Directors. See Acquisition and Retirement of Treasury Stock section below for more details.

     As of June 30, 2005, the Company had total estimated capital commitments to acquire vessels of $164.4 million (see Capital Expenditures section). As of August 5, 2005, the Company has total estimated capital expenditures of $21.0 million (see Capital Expenditures section) for the remainder of 2005, which excludes the payments for delivery of two vessels aggregating $39.0 million in July and progress and final payments of $104.4 million for five product carriers currently under construction to be delivered in 2006. We anticipate drydocking approximately six vessels in the remainder of 2005 which could approximate $2.1 million (see 2005 Drydock). During the first six months of 2005, we received proceeds from the disposal of two vessels of approximately $36.8 million.

Vessels, Construction in Progress (“CIP”) and Other Property

     At June 30, 2005, Vessels, CIP and Other Property-net of $1,621.6 million increased a net of $17.1 million (including the increase in accumulated depreciation of $32.4 million from current period depreciation and amortization expense) from $1,604.5 million at December 31, 2004. Capital expenditures of approximately $82.7 million during the six months ended June 30, 2005 were primarily for the final payment for three newbuildings, installment payments for vessels under construction, capital improvements and capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $33.6 million due to the sale of our two handysize non-double hull crude oil carriers in January 2005.

     Cash used by investing activities was $46.8 million for the six months ended June 30, 2005, compared to cash used by investing activities of $51.5 million for the six months ended June 30, 2004. During the 2005 period, $82.7 million was used for capital expenditures as follows:

  $63.0 million was used for the purchase of three product carrier newbuildings delivered,
  $15.9 million was paid for vessels under construction, and
  $3.8 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

Long-Term Debt Obligations and Credit Arrangements

     As of June 30, 2005, long-term debt obligations decreased $66.0 million to $874.4 million from $940.4 million at December 31, 2004. Long-term obligations at June 30, 2005, consisted of the following:

  Term loans of $394.9 million under bank mortgage agreements at a margin plus variable rates (1),(2) above the London Interbank Offering Rate (“LIBOR”);
  Reducing revolving facilities of $55.0 million under bank mortgage agreements at a margin plus variable rates (1),(2) above LIBOR;
  7.625% Unsecured Senior Notes due December 2013 of $200.0 million and
  2.875% Unsecured Convertible Senior Notes due December 2024 of $224.5 million.

Note: As of June 30, 2005, the available undrawn amount under all revolving facilities the Company aggregated $628.8 million.

(1) Rates for the six months ended June 30, 2005 ranged from 2.77 percent to 4.875 percent (including margins). Rates for the six months ended June 30, 2004 ranged from 1.97 percent to 3.63 percent (including margins).

(2) As of June 30, 2005, OMI had various interest rate swaps that fix notional amount aggregating $112.1 million (not including $62.4 million that begins in February 2006) of variable rate debt ranging from 2.90 percent to 4.86 percent (excluding margins) with maturity dates ranging from October 2005 to July 2009.

     OMI Corporation has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348 Facility with an original due date of July 27, 2006 and an available balance of $154.4 million with a ten year $320 million collateralized reducing revolving credit facility (the "$320 Facility"). Additionally, in April 2005, we repaid a $24 million term loan, with an original maturity of April 2009, on a vessel and included that and two new recently delivered product carriers as collateral under the modified $320 Facility. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675% .

     During the second quarter of 2005, seven of our term loans were amended to reduce the margin above LIBOR to 0.675%, modify certain covenants (consistent with loans entered into in 2005) and we extended two term loans by four years each to 2013 and 2015.

     Cash used by financing activities was $143.4 million for the six months ended June 30, 2005, compared to cash provided by financing activities of $135.2 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we made $142.4 million in principal payments ($16.7 million were scheduled payments and $80.0 million were unscheduled prepayments on a revolving facility, $21.8 million in prepayments of a term loan now collateralized by the $320 Facility and $23.9 million payments for the aggregate repurchases of notes).

     During the six months ended June 30, 2004, cash provided by financing activities of $135.2 million was primarily from proceeds received of $138.5 million from issuance of 12,204,000 shares of common stock, in addition to proceeds from issuance of debt of $144.2 million. Proceeds from the issuance of common stock were used for the payment of vessels for the Athenian acquisition in July 2004. During the first six months of 2005, we paid cash of $65.2 million to repurchase 3,512,500 shares of common stock and approximately $12.8 million for the fourth quarter 2004 and the first quarter 2005 cash dividends paid to shareholders in January 2005 and April 2005, respectively.

     Our debt to total capitalization (debt and stockholders’ equity) at June 30, 2005 was 52 percent and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 51 percent. As of August 5, 2005, we had approximately $647.6 million in available liquidity (including cash and undrawn available lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance capital expenditures. Since we did not borrow all funds available under these two revolving facilities, there are currently no quarterly future payments due in the next 12 months.

Unsecured Senior Notes and Subsidiary Guarantees:

     On November 26, 2003, the Company issued $200.0 million of 7.625% Senior Notes (the "Notes") due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act.

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. As of June 30, 2005, we were in compliance with all covenants.

     Interest-Rate Swaps

     As of June 30, 2005, we had various interest rate swaps aggregating $174.5 million (which includes a notional amount of $62.4 million for an interest rate swap that commences in February 2006) on various debt tranches within a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of June 30, 2005, the Company has recorded an asset of $2.0 million and a liability of $1.8 million related to the fair market value of these hedges and a corresponding credit of $0.2 million to Other comprehensive income.

Forward Freight Agreements

     At June 30, 2005, the FFA’s had an aggregate notional value of $8.3 million, which is an aggregate of both long and short positions that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is mark to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of June 30, 2005, the Company has recorded an asset of $0.7 million and a liability of $0.5 million related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized gain of

$0.2 million and $0.6 million, for the three and six months ended June 30, 2005, respectively, which is classified as Other (under Other (Expense) Income) on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005. We had no FFA’s during the three and six months ended June 30, 2004.

     From July 1, 2005 to August 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $6.1 million. These forward freight agreements expire by December 2005.

Contracted Time Charter Revenue

     Currently, OMI has time charter contracts for 23 vessels, 10 with profit sharing arrangements. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of approximately $6.6 million earned during the first six months of 2005 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our actual results of 2005 through the second quarter and current contracted time charter revenue through 2009:

	2005	2006	2007	2008	2009

(In millions)
TC Revenue	$125.7	$135.6	$125.3	$95.1	$60.7
Number of Vessels (a)	23	19	19	13	8	(b)
Vessels with Profit
Sharing (a)	10	8	7	7	4

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.

(b)	The remaining eight charters expire as follows: six charters will expire in 2010 and two will expire in 2012.

     We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels profit sharing we expect to record by quarter:

	2005	2006	2007	2008	2009

First Quarter	1	1	1	1	1
Second Quarter	1	5	5	4	4
Third Quarter	3	4	2	2	2
Fourth Quarter	—	—	—	—	—

Capital Expenditures

2005 Drydocks

     OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate drydocking six vessels in the remainder of 2005, two during the third quarter and four during the fourth quarter, for an estimated aggregate cost of $2.1 million. The vessels are expected to incur up to approximately 135 off-hire days.

     The following is a breakdown of the estimated drydock cost (in millions) for the third and fourth quarters of 2005 with the allocation of off-hire days by vessel segment and charter type (spot or TC) for product carriers:

	Number of Days	Number of Days	Projected
	Third Qtr. of 2005	Fourth Qtr. of 2005	Costs

Crude Oil Fleet:
Suezmax-spot	n/a	20	$0.4

Clean Fleet:
Products-TC	50	65	1.7
Products-Spot	n/a	n/a	n/a

Total	50	85	$2.1

Capital Expenditures for Vessel Acquisitions

At June 30, 2005, OMI had commitments to construct seven vessels; five handymax and two handysize product carriers with contract costs aggregating $248.5 million. As of June 30, 2005, payments of $83,851,000 have been made to the shipyard, $15.8 million of which was paid during the six months ended June 30, 2005. Bank financing or operating cash will provide the additional amounts to be paid. OMI paid an aggregate of $39.0 million upon the delivery of two vessels in July 2005. The remaining five vessels will be delivered in 2006. One vessel delivered in July began a five year time charter.

As of June 30, 2005, future construction and delivery payments aggregated approximately $164.4 million, which includes the payments made in July 2005 for the delivery of two vessels mentioned above, (before financing) as follows (in millions):

Year	Payments

2005 (1)	$60.0
2006	104.4

Total Remaining Payments	$164.4

(1) The principal amount of our $70.8 million term loan included $23.0 million financing, which was drawn down on in July 2005 for one of the vessels delivered.

Dividends

     On May 19, 2005, the Board of Directors of OMI declared a dividend on its common stock or $0.08 per share to shareholders based on the number of common shares outstanding of 82,850,000 to holders of record on June 23, 2005. On July 13, 2005, $6.6 million was paid. The first quarter cash dividend of $6.8 million was paid on April 12, 2005.

Acquisition and Retirement of Treasury Stock

     On December 14, 2004, the Board of Directors authorized the Company to repurchase from time to time up to 4,250,000 shares of common stock. As of June 30, 2005, 737,500 shares remained under this authority.

     During the second quarter of 2005, OMI purchased 3,200,900 shares of its common stock at an average price of $18.61 per share, aggregating $59.6 million. During the first quarter of 2005, OMI purchased 311,600 shares of its common stock at an average price of $18.14 per share, aggregating $5.7 million. An additional 294,800 shares and 396,600 shares were purchased in July and August 2005 at an average price of $18.02 per share and $17.57 per share, respectively, aggregating $12.3 million. All shares were retired upon purchase.

Restricted Stock

     In 2003, the 2003 Stock Incentive Plan was approved. This plan provides for the granting of options to officers, employees, consultants and Directors for restricted shares and stock options. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of stock may be awarded as restricted stock. We have not granted any stock options under this plan in 2003, 2004 or 2005. No additional restricted shares or options may be granted pursuant to any prior Company plan.

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. The following table illustrates restricted stock awarded under these plans, restricted stock forfeited, vested, outstanding as of June 30, 2005 and the fair value at the grant date.

	Restricted				Restricted	Fair
	Stock				Stock	Value at
Month	Awarded	Forfeited		Vested	Outstanding	Grant Date(2)

July 2001	900,000	(75,000)	(1)	(240,000)	585,000	$5.69
April 2002	20,000			(5,000)	15,000	4.00
Sept. 2003	498,314	(35,391)	(1)	(5,287)	457,636	6.84
May 2004	21,000				21,000	10.46
June 2004	230,423			(5,287)	225,136	11.93
Dec. 2004	36,500				36,500	20.53
Feb. 2005	30,000	(20,000)			10,000	18.30
May 2005	592,847				592,847	19.00

	2,329,084	(130,391)		(255,574)	1,943,119	$11.12

(1)	These shares were forfeited in 2004.

(2)	Months with more than one Grant Date have been averaged.

Other Commitments and Contingencies

     Please refer to the appropriate sections within the Financial Condition and Capital Resources section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

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

     Contractual Obligations

     The following table lists contractual obligations by required payment periods as of June 30, 2005:

Payments Due By Period
		Remainder
	Total	of 2005	2006-2007	2008-2009	Thereafter

(in millions)
Contractual Obligations
Long –Term Debt	$874.4	$16.3	$64.6	$73.7	$719.8
Interest on Fixed Rate Debt	171.6	12.7	43.4	43.4	72.1
Interest on Variable Rate Debt (1)	130.6	9.2	39.0	32.4	50.0
Operating Leases (2)	223.3	18.7	71.8	63.9	68.9
Purchase Obligations (3)	164.4	60.0	104.4	—	—

(1)	Variable rate interest is based on a projected LIBOR rate of 4.00 percent plus applicable margins.

(2)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to June 30, 2005, include leases for the chartering-in of vessels and the lease obligation for the office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(3)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

Operating Leases

      In February 2005, OMI agreed to time charter-in for seven years two new Suezmax vessels for the Gemini pool. One vessel was delivered in June 2005 and the other is scheduled for delivery in September 2005. OMI has options to extend the term of the time charters and/or to acquire the vessels.

     During April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease terms were extended from December 2006 to February 2017, which increased our commitment from August 2005 to February 2017 by $14.4 million (see Contractual Obligations above).

      Off-Balance-Sheet Arrangements

     As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K. Letters of Credit - In the normal course of business, we arranged for the issuance of a letter of credit by a bank for $1.2 million as collateral, as required by certain of our operations.

      Effects of Inflation

     The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

      Newly Issued Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards granted and modified after the adoption date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At June 30, 2005, the floating rate debt was $449.9 million of the $874.4 million total debt, and we had interest rate swaps relating to the floating rate debt of $174.5 million (including $62.4 million on interest rate swaps that commences in 2006). At December 31, 2004, the floating rate debt was $490.4 million, and we had interest rate swaps relating to the floating rate debt of $192.2 million (including $62.4 million on interest rate swaps that commences in 2006). Based on the floating rate debt at June 30, 2005, a one-percentage point increase in the floating interest rate would increase interest expense by $2.8 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $409.2 million as of June 30, 2005, and $454.6 million as of December 31, 2004, respectively.

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

     The table below provides information about interest rates, including our debt obligations and interest rate swaps at June 30, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

Expected Maturities (1)

	Expected Maturities (1)
	Balance as of	Remainder
In millions	June 30, 2005	of 2005	2006	2007	2008	2009	Thereafter

Long-Term Debt:
Fixed-Rate Debt	$424.5	$—	$—	$—	$—	$—	$424.5
Average Interest Rate		5.11%	5.11%	5.11%	5.11%	5.11%	5.11%
Variable Rate Debt (2)	449.8	16.3	32.6	31.9	39.1	34.6	295.3
Interest Rate Swaps: (3)
Contract Amount	112.2	17.7	10 5	10.5	38.9	34.6
Average Fixed Pay Rate		3.46%	3.34%	3.36%	3.44%	4.17%

(1)	These are the expected maturities based on the balances as of June 30, 2005.

(2)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year.

(3)	Excludes $62.4m swap beginning in February 2006.

Spot Market Rate Risk

     We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide a fixed number of theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. At June 30, 2005, the FFAs had an aggregate notional value of $8.3 million and extend to December 2005. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of June 30, 2005, the Company has recorded an asset of $0.7 million and a liability of $0.5 million related to the fair market value of these economic hedges and a realize and unrealized gain of $0.2 million and $0.6 million for the three and six months ended June 30, 2005, respectively, which is classified as Other (under Other (Expense) Income) on the Condensed Consolidated Statements of Income.

     From July 1, 2005 to August 5, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $6.1 million. These forward freight agreements expire by December 2005.

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

Item 2 - Changes in Securities and Use of Proceeds

Stock Repurchases

In December 2004, the Board of Directors approved the purchase of up to 4,250,000 of the outstanding shares of the Company’s common stock and did not impose an expiration date on such purchases. As of June 30, 2005, the Company had repurchased an aggregate of 3,513,000 shares and 737,000 shares remained available for repurchase under this authority (45,000 shares remain after the July and August 2005 repurchases). The following table shows the monthly 2005 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

March 2005	312,000	$18.14	312,000	3,938,000
April 2005	1,148,000	18.57	1,148,000	2,790,000
May 2005	1,819,000	18.54	1,819,000	971,000
June 2005	234,000	19.33	234,000	737,000
July 2005	295,000	18.02	295,000	442,000
August 2005	397,000	17.57	397,000	45,000

Total 2005	4,205,000	$18.43	4,205,000

Restricted Stock

     During the six months ended June 30, 2005, the Company awarded 622,847 shares of restricted stock; 592,847 shares were awarded in May 2005 at fair value, average grant price of $19.00 per share and 30,000 shares were awarded in February 2005 (20,000 shares were forfeited during the same period) fair value, average grant price of $18.30 per share to a senior officers, directors and employees pursuant to the Company’s 2003 Stock Incentive Plan.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

      The 2005 annual meeting of stockholders of the Company was held on May 19, 2005. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The three Class I directors below whose terms expired in 2005 were re-elected for new three year terms (expiring in 2007) at this Annual Meeting.

Number of Votes For
		Withheld

Robert L. Bugbee	79,395,377	750,669
James N. Hood	79,643,348	502,698
Philip J. Shapiro	79,851,252	294,794

     Directors whose terms continue include Messrs. Craig H. Stevenson Jr. and James D. Woods, Class II directors whose terms expire in 2006 and Michael Klebanoff and Donald C. Trauscht, Class III directors whose terms expire in 2007.

(ii) The Board of Directors appointed Deloitte & Touche LLP as Independent Registered Public Accounting Firm of OMI for the year 2005. Deloitte & Touche LLP were ratified as Independent Registered Public Accounting Firm for 2005.

Number of Votes For	Against	Withheld

79,894,476	164,653	86,916

Item 5 - Other Information

     None.

Item 6 – Exhibit

a.	Exhibits

31.1	OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2005 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2	OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2005 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1	OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2	OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	August 9, 2005	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	August 9, 2005	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer