Form 10-Q
period 2005-09-30
OMI CORP/M I
filed 2005-11-09
CIK 1061571

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

YES    X     NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES    X     NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of      November 9, 2005     :

Common Stock, par value $0.50 per share 74,082,391 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I: FINANCIAL INFORMATION		Page

Item 1 - Financial Statements

Condensed Consolidated Statements of
Income (unaudited) for the three and nine months
ended September 30, 2005 and 2004	3

Condensed Consolidated Balance Sheets (unaudited) as of
September 30, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Changes in
Stockholders' Equity (unaudited) for the nine
months ended September 30, 2005	5

Condensed Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial
Statements (unaudited)	7

Item 2 - Management's Discussion and Analysis of
Results of Operations and Financial Condition	19

Item 3 - Quantitative and Qualitative Disclosures about
Market Risks	50

Item 4 - Controls and Procedures	51

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings	52

Item 2 - Changes in Securities and Use of Proceeds	52

Item 3 - Defaults upon Senior Securities	53

Item 4 – Submission of Matters to a Vote of Security Holders	53

Item 5 - Other Information	53

Item 6 - Exhibits	53

SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

Revenue	$143,204	$129,410	$463,120	$356,769

Operating Expenses:
Voyage expense	33,185	21,082	96,263	53,567
Vessel expense	21,694	15,523	65,481	44,023
Charter hire expense	15,495	12,620	42,433	40,040
Depreciation and amortization	17,623	14,226	51,222	39,713
General and administrative	7,618	5,891	21,120	14,808
Loss (gain) on disposal of vessels	—	1,060	(2,874)	700

Total operating expenses	95,615	70,402	273,645	192,851

Operating Income	47,589	59,008	189,475	163,918

Other (Expense) Income:
Loss on investment	—	—	—	(3,098)
Interest expense	(11,043)	(8,857)	(31,886)	(24,254)
Interest income	322	313	785	611
Other	2,743	—	4,154	8

Net Other Expense	(7,978)	(8,544)	(26,947)	(26,733)

Net Income	$39,611	$50,464	$162,528	$137,185

Basic Earnings Per Common Share	$0.49	$0.55	$1.94	$1.63

Diluted Earnings Per Common Share	$0.49	$0.55	$1.94	$1.62

Weighted Average Shares Outstanding:
Basic	81,405	91,884	83,638	84,388
Diluted	81,468	91,997	83,706	84,513

Cash Dividends Declared Per Share	$0.08	$0.05	$0.24	0.15

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004

ASSETS
Current Assets:
Cash, including cash equivalents:
2005-$19,856; 2004-$10,120	$28,317	$41,805

Receivables:
Traffic receivables, net of allowance for
doubtful accounts: 2005-$4,773;
2004-$4,183	39,406	72,474
Other	8,878	2,834
Other prepaid expenses and current assets	19,674	11,701
Vessels held for sale	82,153	—

Total Current Assets	178,428	128,814

Vessels and other property, at cost	1,665,955	1,641,029
Construction in progress	71,453	116,895

Total vessels and other property	1,737,408	1,757,924
Less accumulated depreciation	163,216	153,431

Vessels and other property-net	1,574,192	1,604,493

Drydock costs-net of amortization	4,394	3,587
Other assets and deferred charges	27,035	34,112

Total Assets	$1,784,049	$1,771,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$34,471	$33,200
Accounts payable	23,861	13,895
Accrued vessel and voyage	5,327	5,393
Accrued interest	9,174	4,059
Other accrued expenses	34,863	2,399
Charter hire payable	3,387	7,808
Other current liabilities	25,278	23,233

Total Current Liabilities	136,361	89,987

Long-term debt	866,613	907,236
Other liabilities	4,277	6,381

Stockholders’ equity	776,798	767,402

Total Liabilities and Stockholders’ Equity	$1,784,049	$1,771,006

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(IN THOUSANDS)
 (UNAUDITED)

					Unearned	Accumulated
					Compensation	Other	Total
	Common Stock		Capital	Retained	Restricted	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	Stock	(Loss) Income	Equity	Income

Balance at January 1, 2005	85,630	$42,815	$340,147	$391,476	$(6,851)	$(185)	$767,402

Comprehensive income:
Net income				162,528			162,528	$162,528
Other comprehensive income:
Net unrealized gain on
derivatives						2,432	2,432	2,432

Total comprehensive income								$164,960

Dividends on common stock				(19,870)			(19,870)
Exercise of stock options	99	49	486				535
Purchase and retirement of
common stock	(7,742)	(3,871)	(135,138)				(139,009)
Issuance of restricted stock
awards	602	301	11,144		(11,445)		-
Amortization of restricted stock
awards					2,780		2,780

Balance at September 30, 2005	78,589	$39,294	$216,639	$534,134	$(15,516)	$2,247	$776,798

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	FOR THE NINE
	MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$162,528	$137,185
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of vessels and other
property	51,222	39,713
(Gain) loss on disposal of assets	(2,874)	700
Loss on investment	—	3,098
Amortization of deferred gain on sale of vessels	(1,168)	(1,168)
Amortization of debt issue costs	2,496	2,140
Amortization of restricted stock awards	2,780	1,676
Other	(3,677)	—
Changes in assets and liabilities:
Decrease (increase)in receivables and other current
assets	19,478	(12,890)
Increase in accounts payable and accrued liabilities	11,866	6,851
(Increase)decrease in other assets and deferred
charges	(912)	79
Decrease in other liabilities	(16)	(77)
Other	(148)	(668)

Net cash provided by operating activities	241,575	176,639

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(134,351)	(585,211)
Proceeds from disposition of vessels	36,752	26,139
Payments for drydocking	(3,108)	(3,015)
Payments for investments	—	(3,098)
Escrow of funds	749	752
Proceeds (payments) on a deposit in escrow	6,435	(6,435)

Net cash used by investing activities	(93,523)	(570,868)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	179,958	461,709
Payments on debt	(199,855)	(189,005)
Payments for debt issue costs	(1,836)	(1,413)
Proceeds from issuance of common stock	535	140,129
Payments of dividends	(19,470)	(8,033)
Payments for the purchase of common stock	(120,872)	(15,821)

Net cash (used) provided by financing activities	(161,540)	387,566

Net decrease in cash and cash equivalents	(13,488)	(6,663)
Cash and cash equivalents at beginning of year	41,805	48,788

Cash and cash equivalents at end of period	$28,317	$42,125

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The statements of income for the three and nine months ended September 30, 2005, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications— Certain reclassifications have been made to the condensed financial statements for the three and nine months ended September 30, 2004 for Revenues and Voyage expense to conform to the three and nine months ended September 30, 2005 presentation. Revenues, which comprise voyage revenue, time charter revenue and Other revenue, and voyage expenses have increased by $1,682,000 and $4,477,000 for the three and nine months ended September 30, 2004, respectively, to reflect broker commissions paid by the Company as a component of voyage expenses rather than as a reduction of voyage revenues. This reclassification has no impact on operating income or net income.

     Application of Newly Issued Accounting Standards— In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), as amended. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards existing as of the adoption date, as well as those granted and modified after the adoption date.

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans.

     During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure” to account prospectively for stock options issued after December 31, 2002. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted in the three and nine months ended September 30, 2005 or 2004. Currently, all of the stock options previously issued have vested. No stock-based employee compensation expense for stock options was reflected in net income for the three or nine months ended September 30, 2005 and 2004.

Note 2 – Credit Facilities and Loan Agreements

     As of September 30, 2005 the Company’s debt and credit arrangements consisted of the following (in thousands):

Term loans under bank mortgage agreements at a
margin plus variable rates above the London
Interbank Offering Rate (“LIBOR”) (1),(2),(3)	$410,834
Reducing revolving facilities under bank mortgage
agreements at a margin plus variable rates above
LIBOR (1),(2)	104,000
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due
December 2024	186,250

Total	901,084

Less current portion of long-term debt-
Scheduled payments of debt	34,471

Long-term debt	$866,613

(1) Rates for the nine months ended September 30, 2005 ranged from 2.77 percent to 4.9875 percent (including margins). Rates for the nine months ended September 30, 2004 ranged from 1.97 percent to 3.625 percent (including margins).

(2) As of September 30, 2005, OMI had interest rate swaps for various loans with notional amounts aggregating $103,286,000 (not including $62,400,000 that begins in February 2006). The interest rate on these swaps range from 2.90 percent to 4.86 percent, and the maturity dates range from October 2005 to July 2009.

(3)In October 2005, two variable rate term loans, collateralized by three vessels, were amended and will be fixed rate loans for the next five years at which time they will revert to floating rate loans. The fixed rate for one term loan with an outstanding balance aggregating $26,500,000 and maturing in October 2013 is 4.65 percent and the fixed rate for the other term loan with an outstanding balance of $29,100,000 and maturing in August 2011 is 4.67 percent.

Reducing Revolving Credit Facilities

     OMI Corporation has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348,000,000 facility with an original due date of July 27, 2006 and an available balance of $154,394,000 with a ten year $320,000,000 collateralized reducing revolving credit facility (the "$320 Facility").

Note 2 – Credit Facilities and Loan Agreements (continued)

     Additionally, we repaid a $24,000,000 term loan (see Term Loans below) on a vessel and included two new recently delivered product carriers as collateral under the modified $320 Facility. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675% . The scheduled semi-annual reductions of $10,000,000 of the available amount under the $320 Facility are further reduced upon the disposal of a vessel pledged as collateral. As of September 30, 2005, the undrawn amount under the $320 Facility was $216,000,000 and outstanding borrowings were $104,000,000. During October 2005, we drew down an additional $100,000,000 on the $320 Facility.

     During the nine months ended September 30, 2005, the Company made unscheduled payments aggregating $95,000,000 on our $375 Facility. As of September 30, 2005, the available and undrawn amount under the $375 Facility was $363,750,000, with nothing being drawn under the facility. During the fourth quarter of 2005, as a result of the sale of the PECOS and SABINE (see Note 8) the available amount under this facility was reduced by an aggregate of $65,320,000. The semi-annual reductions will also be reduced to $9,230,000 and the remaining balloon payment at maturity in November 2014 will be $132,290,000.

Term Loans

     In May and July 2005, we drew down $22,956,000 and $23,002,000, respectively, on our $70.8 million term loan, relating to the acquisitions of the FOX and TEVERE, see Note 7.

     During the nine months ended September 30, 2005, seven of our term loans were amended to reduce the margin above LIBOR to 0.675% and modify certain covenants (consistent with loans entered into in 2005). We also extended two term loans by four years each to 2013 and 2015.

     During April 2005, we repaid a term loan with an original maturity date of April 2009, which had $22,350,000 outstanding.

2.875% Convertible Notes Due 2024

      During the three and nine months ended September 30, 2005, the Company repurchased an aggregate of $38,250,000 and $63,750,000, respectively, of its 2.875% Convertible Notes issued in December 2004. At September 30, 2005, other accrued expenses included $14,617,000 for an amount repurchased in September 2005, but settled in October 2005. We recorded a gain of $2,008,000 and $2,811,000 on the extinguishment of the convertible notes for the three and nine months ended September 30, 2005, respectively, which is included in Other (Expense) Income on the Condensed Consolidated Statements of Income.

     The conversion ratio and conversion price on the 2.875% Convertible Notes are adjusted upon the payment of cash dividends in excess of $0.28 per share per annum. In October 2005, the Company paid a dividend of $0.08 per share for a year to date total of $0.31 per share. As a result the conversion ratio increased to 32.5895 shares for each $1,000 bond, and the conversion price decreased to $30.68 per share.

     In the fourth quarter of 2005, we have repurchased an additional $41,494,000 of the Convertible Notes (as of November 4, 2005) and will recognize a gain on the extinguishment of notes of approximately $1,861,000.

Note 2 – Credit Facilities and Loan Agreements (continued)

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of September 30, 2005, we were in compliance with all covenants.

Note 3 – Financial Instruments

     All derivatives are recognized on the Company’s balance sheet at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company has entered into forward freight agreements (“FFAs”). We use FFAs as economic hedges to the Company, but have not designated FFAs as hedges for accounting purposes, and, as such, changes in the fair value of FFAs are recorded to the Company’s statement of income each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products. The duration of a contract can be one month, quarterly or up to two years with open positions settling on a monthly basis. We have taken short positions in FFA contracts as a hedge to reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. We have also from time to time taken long positions, which have increased our exposure to the spot market.

     Interest-Rate Swaps

     As of September 30, 2005, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. These swap contracts were effective hedges and therefore no ineffectiveness was recorded in the Condensed Consolidated Statements of Income.

     As of September 30, 2005, we had various interest rate swaps aggregating $165,686,000 (which includes a notional amount of $62,400,000 for an interest rate swap that commences in February 2006) on various debt tranches with a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of September 30, 2005, the fair market value of the interest rate swaps resulted in an unrealized gain of $2,247,000 (an asset of $2,622,000 and a liability of $375,000). The gain was recorded to Other comprehensive income.

     Forward Freight Agreements

     At September 30, 2005, the FFAs had an aggregate notional value of $27,738,000, which is an aggregate of both long and short positions that extend to December 2005.

Note 3 – Financial Instruments (continued)

     The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is marked to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of September 30, 2005, the Company recorded an asset of $449,000 and a liability of $390,000 related to the fair market value of these economic hedges. The Company recorded the aggregate net realized and unrealized gain of $735,000 and $1,343,000, for the three and nine months ended September 30, 2005, respectively, which is classified in Other (Expense) Income on the Condensed Consolidated Statements of Income. We had no FFAs during the three and nine months ended September 30, 2004.

     From October 1, 2005 to November 4, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $4,709,000. These forward freight agreements expire by December 2005.

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

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Basic earnings per share:
Weighted average common shares outstanding	81,405	91,884	83,638	84,388

Diluted earnings per share:
Weighted average common shares outstanding	81,405	91,884	83,638	84,388
Options	63	113	68	125

Weighted average common shares-diluted	81,468	91,997	83,706	84,513

Basic earnings per common share	$0.49	$0.55	$1.94	$1.63

Diluted earnings per common share	$0.49	$0.55	$1.94	$1.62

Note 4 – Earnings Per Common Share (continued)

      For the nine months ended September 30, 2005, the 2.875% Convertible Notes were not dilutive as the average price of OMI’s stock was less than the conversion price of $30.74 per share or a conversion ratio of 32.5355 shares for each $1,000 bond.

Note 5 - Equity Transactions

     Acquisition and Retirement of Treasury Stock

     The Company has a stock buy back and retirement program in place. The following table illustrates repurchases by Board authorized programs (dollars in thousands) in the three and nine months ended September 30, 2005:

		Shares		Total Shares	Total
Board	Amount	Repurchased	Costs For	Repurchased	Costs For
Authorization	Authorized	3rd Qtr. 2005	Repurchases	9 Mos. 2005	Repurchases

December 2004	4,250,000 Shrs.	737,500	$13,067	4,250,000	$78,278
August 2005(1)	3,000,000 Shrs.	3,000,000	51,814	3,000,000	51,814
September 2005(1)	$70,000	493,900	8,919	493,900	8,919

Total		4,231,400	$73,800	7,743,900	$139,011

Average Price
Per Share			$17.44		$17.95

     (1) Note: 1,000,000 shares repurchased in September 2005, aggregating $18,139,000 settled in October 2005. The amount was accrued and was recorded in the Condensed Consolidated Balance Sheet in Other accrued expenses.

      During October and November 2005, we repurchased 4,505,000 shares of common stock at an average price of $17.60 per share, aggregating approximately $79,277,000. All shares repurchased were retired upon purchase. During October 2005, the Board of Directors authorized a new authority to expend $70,000,000 for the repurchase of additional shares of common stock. As of November 4, 2005, there are 74,082,391 shares of common stock outstanding and $53,451,000 remains under the October 2005 $70,000,000 authority for share repurchases.

     During the nine months ended September 30, 2004, we repurchased 1,588,000 shares of common stock, at an average price of $9.96 per share, aggregating $15,821,000.

     In September 2004, the Board of Directors retired 1,698,000 shares of common stock (consisting of 1,588,000 shares acquired in 2004 and 110,000 of forfeited restricted stock) and resolved to retire all future common stock repurchases and forfeitures immediately.

Note 5 - Equity Transactions (continued)

     Restricted Stock

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. During February and May 2005, OMI granted 30,000 shares (20,000 shares of which have been forfeited) and 592,847 shares of restricted stock at fair values at the grant dates of $18.30 per share and $19.00 per share, respectively. At September 30, 2005, there were 1,943,119 shares of restricted stock outstanding at an average fair value at grant date of $11.12 per share.

     The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $1,313,000 and $682,000 during the three months ended September 30, 2005 and 2004, respectively, and $2,780,000 and $1,676,000 during the nine months ended September 30, 2005 and 2004, respectively.

     Cash dividends

     On September 8, 2005, the Board of Directors of OMI declared a dividend on its common stock of $0.08 per share to shareholders based on the number of common shares outstanding of 79,922,000 to holders of record on September 29, 2005. As of September 30, 2005, $6,394,000 was accrued for dividends payable and included in other current liabilities in the Condensed Consolidated Balance Sheets. The dividend was paid on October 12, 2005. The first quarter cash dividend of $6,846,000 was paid on April 12, 2005, and the second quarter dividend of $6,628,000 was paid on July 13, 2005.

Note 6 - Supplemental Cash Flow Information

     During the nine months ended September 30, 2005 and 2004, cash paid for interest, net of $2,779,000 and $2,397,000 for capitalized interest, totaled approximately $16,859,000 and $16,080,000, respectively.

Note 7 – Acquisitions/Vessel Deliveries

     During the nine months ended September 30, 2005, OMI took delivery of five 2005 built vessels. The following table summarizes the acquisitions of vessels delivered during the 2005 period and capitalized costs, which includes capitalized interest (in thousands):

	Type of	Date	Capitalized	Charter
Name of Vessel	Vessel	Delivered	Costs	Expiration

LAUREN	Handymax	January 2005	$40,219	SPOT
BRAZOS	Handymax	March 2005	40,380	SPOT
FOX	Handysize	May 2005	29,972	May-10	(P)
TEVERE	Handysize	July 2005	29,799	Jul-10	(P)
THAMES	Handymax	July 2005	37,442	Oct-06	(1)

Total			$177,812

(P)	Time charters with profit sharing.

(1)	The THAMES began operating in the spot market upon delivery and commenced a one year time charter in October 2005.

Note 7 – Acquisitions/Vessel Deliveries (continued)

     The final payments on the 2005 deliveries were paid with cash from operations and financing under a term loan and the $320 Facility (see Note 2).

Note 8 – Disposals of Vessels

     In January 2005, we sold our last two non-double hull handysize crude oil carriers (TANDJUNG AYU and BANDAR AYU) for an aggregate sales price of $36,752,000, net of commissions. The sale of the vessels resulted in a gain of approximately $2,874,000, which was recorded to the Consolidated Statements of Income in the first quarter of 2005.

     During September 2005, we contracted to sell two 1998-built Suezmax vessels, the PECOS and SABINE, in the fourth quarter for sales prices aggregating approximately $137,900,000, net of commissions. The gain on disposal of approximately $54,065,000 will be recognized in the fourth quarter. During October 2005, the POTOMAC (a wholly-owned Suezmax vessel), replaced the SABINE on a seven year time charter which began in May 2005.

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

     The following is a summary by major operating segments for the three and nine months ended September 30, 2005 and September 30, 2004:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005	2004

Revenue:
Crude Oil Fleet	$79,396	$90,879	$283,365	$257,971
Product Carrier Fleet	63,565	38,351	178,729	98,195

Subtotal	142,961	129,230	462,094	356,166
Other	243	180	1,026	603

Total	$143,204	$129,410	$463,120	$356,769

Time Charter Equivalent Revenue: (1)
Crude Oil Fleet	$54,119	$70,746	$211,603	$206,963
Product Carrier Fleet	55,657	37,402	154,228	95,636

Total	$109,776	$108,148	$365,831	$302,599

Net Income:
Crude Oil Fleet (2)	$19,106	$43,104	$111,610	$120,398
Product Carrier Fleet (3)	28,349	16,614	76,328	42,102
General and administrative expense
Not allocated to vessels	(5,499)	(3,969)	(14,663)	(9,824)
Other (4)	(2,345)	(5,285)	(10,747)	(15,491)

Total	$39,611	$50,464	$162,528	$137,185

Note 9 - Financial Information Relating to Segments (continued)

(1)	The Company uses time charter equivalent (“TCE”) revenue, which is (i) voyage revenue less voyage expenses and (ii) time charter (“TC”) revenue, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

     The following is a reconciliation of TCE revenue for the three months ended September 30, 2005:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$79,396	$63,565	$142,961
Voyage Expenses	25,277	7,908	33,185

TCE Revenue	$54,119	$55,657	$109,776

The following is a reconciliation of TCE revenue for the three months ended September 30, 2004:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$90,879	$38,351	$129,230
Voyage Expenses	20,133	949	21,082

TCE Revenue	$70,746	$37,402	$108,148

The following is a reconciliation of TCE revenue for the nine months ended September 30, 2005:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$283,365	$178,729	$462,094
Voyage Expenses	71,762	24,501	96,263

TCE Revenue	$211,603	$54,228	$365,831

The following is a reconciliation of TCE revenue for the nine months ended September 30, 2004:

	Crude Oil	Product
	Fleet	Carriers	Consolidated
(in thousands)
Voyage and TC Revenues	$257,971	$98,195	$356,166
Voyage Expenses	51,008	2,559	53,567

TCE Revenue	$206,963	$95,636	$302,599

(2)	Net income for the nine months ended September 30, 2005 includes Gain on disposal of vessels of $2,874,000. Net Income for the nine months ended September 30, 2004, includes a net gain on disposal of three vessels of $1,267,000, and the net income for the three months ended September 30, 2004 includes a gain on the disposal of one vessel of $907,000.

(3)	Net income for the three and nine months ended September 30, 2004 includes loss on disposal of a vessel of $1,967,000.

(4)	Net income for the three and nine months ended September 30, 2005 includes(i) the gain on extinguishment of notes of $2,008,000 and $2,811,000 , respectively and (ii) the realized and unrealized gains on freight forward agreements aggregating $735,000 and $1,343,000, respectively. Net income for the three and nine months ended September 30, 2004 includes loss on investment of $3,098,000, which resulted from expenses related to a terminated acquisition (Stelmar).

Note 10 - Other Commitments and Contingencies

     Contracts Relating to Vessels

     At September 30, 2005, we had commitments to construct five product carriers, four handymax and one handysize, which are scheduled to be delivered in 2006 (three in the first quarter and two in the second quarter). The contract costs for the five vessels aggregate approximately $183,320,000. As of September 30, 2005, payments to the shipyard of $67,698,000 have been made on these contracts, $12,600,000 of which was paid during the nine months ended September 30, 2005. Bank financing or operating cash will provide the additional amounts to be paid.

     As of September 30, 2005, future construction and delivery payments aggregated approximately $115,622,000 (before financing) are as follows:

Year	Payments

(in thousands)

2005	$11,207
2006	104,415

Total Remaining Payments	$115,622

     Operating Leases

     In February 2005, OMI agreed to time charter-in for seven years two new Suezmax vessels. One vessel was delivered in June 2005 and the other was delivered in September 2005. OMI has options to extend the term of the time charters and/or to acquire the vessels.

     During April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease was extended from December 2006 to February 2017, which increased our commitment for the period from August 2005 to February 2017 by $14,432,000.

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

Note 10 - Other Commitments and Contingencies (continued)

     During April 2005, we signed seven year time charter contracts with profit sharing arrangements for SABINE (which was replaced by the POTOMAC in October 2005; see Note 8) and SACRAMENTO (two Suezmax tankers). The contracts commenced in May 2005.

     During May 2005, the time charter contracts for the OHIO and ORONTES (handysize product carriers) were revised. The time charter contracts now expire in June 2010 and are at a higher rate.

     During May 2005, we signed a three year time charter contract that began in August 2005 for the SEINE (a handysize product carrier). The new time charter is at a higher rate than the time charter that expired in August 2005.

     During May 2005, we signed three year time charter contracts for the MOSELLE and ROSETTA, both handymax product carriers. The new contracts begin when the current time charters expire in February and March 2006, respectively, and are at a higher rate.

     During September 2005, we signed a one year time charter contract commencing in October 2005 for the THAMES, a handymax product carrier delivered during the third quarter of 2005.

     Minimum future revenues (not including profit sharing) to be received for time charters subsequent to September 30, 2005 are as follows: $36,627,000 in the remaining fourth quarter of 2005, $144,168,000 in 2006, $124,730,000 in 2007, $95,566,000 in 2008, $60,051,000 in 2009 and $63,556,000 thereafter.

     Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. In September 2005, the dispute relating to the failed delivery of the Suezmax tanker was settled. The Company’s deposit of $6,450,000 (previously classified as restricted cash and included in the Condensed Consolidated Balance Sheet in Other assets and deferred charges) was returned to OMI, together with interest. No other payments were made by either party. There is no material impact on the Company resulting from the settlement.

     Other

     In September 2005, the Company reached an agreement with one of its insuring Protection and Indemnity Associations (“P & I club”) in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships which culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S. Government in the amount of $4.2 million and associated costs. In the fourth quarter of 2005, the Company will receive $1,000,000 from the settling insurer. We have recognized a $620,000 gain (which reflects associated expenses of $380,000) in the Condensed Consolidated Statements of Income, for the three and nine months ended September 30, 2005 from the insurance recovery.

Note 10 - Other Commitments and Contingencies (continued)

     A claim against another P & I club relating to the same incident was rejected by that insurer and the Company has commenced an arbitration seeking recovery on the claim. At September 30, 2005, no amounts have been recorded nor will any be recognized until the arbitration has been decided or settled.

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

      We own or charter-in a fleet of 45 vessels (see our Fleet section). We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types, Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (we refer to as our “product carrier fleet”), such as gasoline and aviation fuel, from refineries to distribution areas.

Financial Summary

      OMI is a growing company, with investments in a modern, high quality fleet of vessels. The delivery of seven newbuildings in 2005, two of which are chartered-in, is reflective of our growth strategy. We market certain of our vessels to maximize profit in strong markets and at the same time receive contracted revenue from other vessels. As of September 30, 2005, the average age of our vessels was 2.9 (1) years (excluding vessels sold in the fourth quarter). We will take delivery of five newbuildings currently on order in 2006.

     (Note (1): All averages referring to vessel age in this release are weighted averages based on deadweight tons (“dwt”) and are calculated as of September 30, 2005, based on our operating fleet of 45 vessels, including four vessels chartered-in and excluding the Suezmax vessels, the PECOS and the SABINE, contracted for sale. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

     OMI’s net income of $162.5 million for the nine months ended September 30, 2005 was higher than the net income reported in the comparable nine month periods since the Company’s inception in 1998. Revenue of $143.2 million for the three months and $463.1 million for the nine months ended September 30, 2005 increased 11 percent and 30 percent, respectively, compared to the same periods in 2004. Average spot rates earned by our Suezmax fleet in the 2005 periods were strong, although lower than average rates earned in the same 2004 periods. The 2004 rates were the highest in at least 30 years. Other factors contributing to the 2005 spot market fluctuations are discussed in the Market Overview section.

     Our Company benefited from the continued strength of the tanker market during the nine month period of 2005 with a larger Suezmax fleet compared to last year, which also contributed to increased earnings. We have also benefited from product carriers that were either delivered or came off time charter in 2004 and operated in the spot market during a period of strong rates.

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

     OMI’s financial performance in 2005 is based on the following key elements of our business strategy:

(1)	concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated twelve ice class product carriers (eleven are handysize and one is a handymax size product carrier), further expanding trading capabilities,

(2)	maintain high quality vessels and standards of operation through improved environmental procedures, crew training and maintenance and repair procedures,

(3)	manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover a certain portion of fixed costs,

(4)	maintain a balance between available liquidity to purchase vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio),

(5)	enter into strategic alliances and operate from geographic locations that provide us with market opportunities to improve our vessel utilization and earnings, and

(6)	monitor and manage the repurchase of common stock.

     There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined product). Market conditions (see Market Overview section) and economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenues and Operating income:

(1)	spot rates in the Suezmax tanker market and product tanker market (for those product carriers operating in the spot market or on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $10.5 million or $0.14 per share, of which $0.07 per share comes from each of the product carrier and Suezmax fleets),

(2)	the number of revenue earning operating days from the addition to, or removal of vessels from our fleet,

(3)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization) and capitalizing on our experience and reputation in the industry, and

(4)	managing costs.

      The Company studies market indicators and trends when making decisions for managing risks, including but not limited to the following: world oil demand (increases / decreases in consumption of oil), where supply to meet the demand comes from (long-haul versus short-haul voyages), world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings” and “conversions”).

     For the past several years, there have been trends that are resulting in increased demand for tankers. Improvements in the economies of China and South Asia have increased oil demand there. Supply of oil to meet the increased demand has led to oil moving from more distant areas, such as from the Atlantic region to China. This is a long trade route that results in increased tonne miles for vessels, i.e. increased demand for tankers. Additionally, continued shortage of refinery capacity in major consuming areas (the U.S., Western Europe and the Pacific region) and higher crude oil production in the long-haul Middle East have had a favorable impact in the performance of both our crude oil and product carrier fleets. More recently, tonne mile demand increased due to hurricane activity impacting crude oil production and refinery capacity in the U.S. Gulf of Mexico region.

     The following are several other significant items that have occurred during the nine months ended September 30, 2005 and so far in the fourth quarter of 2005:

     Increases in Operating Fleet
  We took delivery of five vessels, three handymax (the LAUREN, the BRAZOS and the THAMES) and two handysize product carriers (the TEVERE and the FOX) from the shipyard in January, March, May and July 2005.
  We time chartered-in two 2005-built Suezmax vessels in June and September 2005. These ships will be in the Gemini pool for seven years.
     Dispositions of Vessels
  In January 2005, we sold our last two non-double hull handysize crude oil carriers, which were built in 1993 (TANDJUNG AYU and BANDAR AYU).
  In September 2005, we agreed to sell two 1998-built Suezmaxes, the PECOS and the SABINE. The vessels were delivered in the fourth quarter of 2005 and will result in a fourth quarter gain on sale of approximately $54 million.
     Time charter contacts
  During February 2005, the charter contracts for two handymax product carriers (AMAZON and SAN JACINTO) expired; however, we secured new three year time charters with different charterers at higher rates. The contracts began in April and May of 2005.
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
  During April 2005, seven year time charter contracts with profit sharing arrangements for two Suezmax tankers (SACRAMENTO and SABINE –replaced by the Potomac in October) were secured and began in May 2005.
  During May 2005, the time charter contracts for the OHIO and ORONTES (handysize product carriers) were revised. The time charter contracts now expire in June 2010 and are at a higher rate.
  During May 2005, we signed a three year time charter contract commencing in September 2005 for the SEINE (a handysize product carrier). The new time charter is at a higher rate than the time charter that expired in August 2005.
  During May 2005, we signed three year time charter contracts for the MOSELLE and ROSETTA, both handymax product carriers.
  The new contracts, which begin when the current time charters   expire in February and March 2006, are at a higher rate.
  During September 2005, we signed a one year time charter contract, which commenced in October 2005 for the THAMES, a handymax product carrier delivered during the third quarter of 2005.
     Repurchase Programs
  During the nine months ended September 30, 2005, we repurchased 7,744,000 shares of common stock under Board authorized programs, which was retired, at an average price of $17.95 per share, aggregating $139.0 million. The shares were retired upon repurchase. In the fourth quarter, we have repurchased 4,505,000, at an average price of $17.60 per share, aggregating $79.3 million.
  During October 2005, the Board authorized an additional $70.0 million to repurchase shares of common stock.

     Looking forward, we will continue to focus on our initiatives of growing the business with accretive transactions including adding modern vessels, as well as repurchasing stock, maximizing profits and managing costs. See “Liquidity and Capital Resources” section.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market continued at a profitable level in the third quarter of 2005, though the average TCE for Suezmax tankers in the West Africa to U.S. trade was lower than the preceding quarter rate and the rate prevailing in the same period of last year. This was the result of slower world oil demand growth and growth in the world tanker fleet. However, it should be noted that the average rate in the first three quarters of 2005 was the second highest level for this period since at least 1990. Freight rates in the crude oil tanker market have risen well above the third quarter average rate thus far in the fourth quarter.

Note: As of 09/30/05
Source: Industry Sources

     The average OPEC oil production in the third quarter of 2005 totaled about 30.0 million barrels per day (“b/d”), an average increase of 0.4 million b/d, or 1.4% compared to the same period last year. About half of OPEC’s oil production growth came from the long-haul Middle East. OPEC oil production, including Iraq, in the fourth quarter of 2005 is expected to average 30.0 million b/d, the same as the preceding quarter and about 0.2 million b/d higher than the same period a year ago.

     World oil demand in the third quarter of 2005 was 0.9 million b/d higher than the seasonally low second quarter, and average 0.5 million b/d or 0.6% higher compared to the same period of last year. World oil demand is expected to increase further in the foreseeable future due to the usual seasonal oil demand gains in the winter months and further improvement of world economic activity. World oil demand in 2005 is expected to increase at a slower rate than last year as a result of persistent high oil prices due to low spare oil production capacity, ongoing geopolitical risks and hurricane related oil production and refinery problems in the Gulf of Mexico.

     Recently, hurricane activity resulted in shutdowns of most of the U.S. crude oil production and refinery capacity in the Gulf of Mexico. It is estimated that about 0.3 million b/d of crude oil production and about 0.4 million b/d of refinery capacity will be out of service through year-end and some will be out of service into the first quarter of 2006.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of

the third quarter of 2005 were about 69 million barrels, or 3.2% higher than the year earlier level, and 2.0% above the average of the last five years. At the same time, crude oil inventories were 6.8% higher and petroleum products inventories were 0.6% below the average of the last five years, respectively. Oil inventories in terms of days forward consumption are expected to be at high levels for the rest of the year and by year-end be well above the end 2004 level and above the average of the last five years.

     The world tanker fleet totaled 320.1 million dwt at the end of the third quarter of 2005, up by 15.5 million dwt or 5.1% from the level at the year-end of 2004. The tanker orderbook totaled about 81.3 million dwt, or 25.4% of the existing fleet at the end of the third quarter of 2005. Approximately 7.4 million dwt are for delivery in 2005, 23.7 million dwt in 2006, 27.6 million dwt in 2007 and most of the balance in 2008.

     The tanker orderbook includes 64 Suezmaxes of about 10.1 million dwt or 23.8% of the existing internationally trading Suezmax tanker fleet. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

     At the end of the third quarter of 2005, approximately 30.5 million dwt or 9.5% of the total tanker fleet was 20 or more years old, including 9.8 million dwt or 3.1% of the fleet which was 25 or more years old. Furthermore, 10 Suezmaxes were 20 or more years old, including 3 which were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 5.6 million dwt in the first three quarters of 2005, including five Suezmaxes and five VLCCs.

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

     At the end of September 2005, there were about 97.3 million dwt of tankers or 30.4% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     The strong freight rate environment of the product tanker market continued in the third quarter of 2005, and the average spot TCE for handysize product tankers in the Caribbean was higher than the preceding quarter rate and the rate prevailing in the same period of last year. In addition, the average rate in the first three quarters of 2005 was the highest level for this period since at least 1990. The product tanker market strength was the result of continuous growth in the demand for oil, shortage of refinery capacity in consuming areas and the substantial loss of U.S. refinery capacity in the Gulf of Mexico due to hurricane activity recently, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market continued strong thus far in the fourth quarter.

     The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 65.4 million dwt at the end of the third quarter of 2005, up by about 9.0% from the year-end 2004 level. The product tanker orderbook for delivery over the next few years totaled about 28.0 million dwt, or about 42.8% of the existing product tanker fleet at the end of the third quarter of 2005. Approximately 3.1 million dwt are for delivery in 2005, 11.4 million dwt in 2006, 9.2 million dwt in 2007 and most of the balance in 2008. At the end of the third quarter of 2005, approximately 11.9 million dwt or 18.2% of the existing fleet was 20 or more years old. The orderbook for handysize and handymax product tankers at the end of September 2005 totaled about 11.8 million dwt or 31.3% of the existing handysize and handymax product tanker fleet.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of the third quarter of 2005 were marginally higher than the same time a year ago, and 0.6% below the average of the last five years. At the same time, inventories of middle distillates, the seasonal product, in these areas were 0.9% higher than last year and marginally below the last five years average.

     The tanker market is expected to benefit in the foreseeable future as a result of improving world economic activity, seasonally higher world oil demand in the winter months, shortage of refinery capacity in the United States, Western Europe and Asia, the loss of U.S. oil production and refinery capacity due to hurricane activity in the Gulf of Mexico recently, possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria, and the effect of regulations.

OMI’s Fleet

     OMI’s fleet currently comprises vessels aggregating approximately 3.7 million dwt. It includes 15 Suezmaxes, after the sale of two Suezmax vessels in the fourth quarter and excluding three Suezmax vessels in the Gemini pool owned by a pool member, 28 handysize and handymax product carriers and two Panamax product carriers. Currently, four Suezmax tankers are chartered-in: the OLIVER JACOB, whose charter expires June 2010, the MAX JACOB, whose charter expires December 2006, the CAPE BASTIA, whose charter expires June 2012 and the CAPE BONNY, whose charter expires September 2012. The following table of OMI’s current fleet includes, wholly owned and chartered-in vessels by segment and type and aggregate dwt.:

	Number
	Of vessels	Dwt

Crude Oil Fleet:
1998-2004 built Suezmax vessels	11	1,764,470
1999-2005 built Suezmax vessels (A)	4	632,872

Total	15	2,397,342

Product Carrier (“Clean”) Fleet:
1999-2005 built handysize vessels	17	623,122
2000-2005 built handymax vessels	11	517,006
2003 built Panamax vessels	2	140,659

Total	30	1,280,787

Total Fleet	45	3,678,129

(A) Chartered-in Suezmax vessels.

     The following five vessels are under construction:

	Type of	Date To Be		Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

Vessels Under Construction:
WABASH	Handymax	Jan-06	47,000	SPOT
KANSAS	Handymax	Mar-06	47,000	SPOT
RHINE	Handysize	Mar-06	37,000	SPOT
REPUBLICAN	Handymax	Apr-06	47,000	SPOT
PLATTE	Handymax	May-06	47,000	SPOT

Total Vessels Under Construction			225,000

Total Fleet with Vessels to be acquired			3,903,129

Critical Accounting Estimates

     There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2005 as compared to those we disclosed in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Consolidated Results

     OMI’s net income was $39.6 million or $0.49 basic and diluted earnings per share (“EPS”) and $162.5 million or $1.94 basic and diluted EPS for the three and nine months ended September 30, 2005, respectively, compared to net income of $50.5 million or $0.55 basic and diluted EPS and $137.2 million or $1.63 basic and $1.62 diluted EPS for the three and nine months ended September 30, 2004, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months ended September 30, 2004

     The following table summarizes our results of operations for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004:

RESULTS OF OPERATIONS

(In millions, except per share	For the Three Months		For the Nine Months
data)	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Voyage and time charter revenue	$143.0	$129.2	$462.1	$356.2
Voyage expenses	33.2	21.1	96.3	53.6

Time charter equivalent revenue	109.8	108.1	365.8	302.6
Other revenue	0.2	0.2	1.0	0.6
Vessel expenses	21.7	15.5	65.5	44.0
Charter hire expense	15.5	12.6	42.4	40.0
Depreciation and amortization	17.6	14.2	51.2	39.7
General and administrative expenses	7.6	5.9	21.1	14.8
Loss (gain) on disposal of vessels	—	1.1	(2.9)	0.7

Operating income	47.6	59.0	189.5	164.0
Loss on Investment	—	—	-	(3.1)
Interest expense	(11.0)	(8.8)	(31.9)	(24.3)
Interest income	0.3	0.3	0.8	0.6
Other	2.7	—	4.1	—

Net income	$39.6	$50.5	$162.5	$137.2

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

     OMI operates vessels on voyage (or “spot”) charters and on time charters. In both 2005 and 2004, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market, giving us the ability to take advantage of the strong spot market. As of September 30, 2005, 70% of our dwt (24 vessels) operated in the spot market and 23 of our 47 vessels operated on time charters. Ten vessels are under profit sharing arrangements (see Contracted Time Charter Revenue section). Our time charters with profit sharing arrangements have a floor rate, and we share in the profit above that rate equally, without a cap. This enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (cost to operate the chartered vessels, consolidated general and administrative expenses and interest expense).

     The Company earned TCE revenue of $109.8 million for the three months ended September 30, 2005 and $108.1 million for the three months ended September 30, 2004. During the three months ended September 30, 2005, 61 percent or $67.2 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market and 39 percent or $42.6 million of our TCE revenue was earned by vessels operating on TC. We earned TCE revenue of $365.8 million for the nine months ended September 30, 2005 and $302.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, 73 percent or $267.0 million of our TCE revenue was earned by vessels operating on voyage charters in the spot market and 27 percent or $98.8 million of our TCE revenue was earned by vessels operating on TC. TCE revenue increased in the three and nine months ended September 30, 2005 compared with the three and nine months ended September 30, 2004 primarily because of more operating days in 2005 from the twelve vessels acquired in 2004 and seven acquired in 2005, two of which are chartered-in (seven in the crude oil fleet and twelve in the product carrier fleet). TCE revenue also decreased due to the disposal of eight non-double hulled vessels, four crude oil carriers and two product carriers disposed of in 2004 and two crude oil carriers disposed of in 2005 (see discussion below for the fluctuation analysis of TCE revenue for vessels on spot and on time charters and the Market Overview section for explanations for the rate fluctuations during the 2005 and 2004 periods in the spot market).

     The following table compares TCE revenue earned by vessels on spot for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004, in millions of dollars and as a percent change in spot revenue in 2005:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
TCE Revenue for vessels on
Spot (in millions)	2005	2004	Change	2005	2004	Change

Crude Oil Fleet	$48.6	$67.8	$(19.2)	$203.7	$198.0	$5.7
Product Carrier Fleet	18.6	1.3	17.3	63.3	4.6	58.7

Total	$67.2	$69.1	$(1.9)	$267.0	$202.6	$64.4

% change in spot revenue
in 2005			-3%			32%

      TCE revenue of $67.2 million earned by vessels operating on spot charters during the three months ended September 30, 2005 decreased $1.9 million compared to TCE revenue of $69.1 million earned by vessels operating in the spot market during the three months ended September 30, 2004. The net decrease in TCE revenue resulted primarily from decreases of $19.2 million earned for the crude oil fleet. Decreases in the crude oil fleet were offset by increases of $17.3 million earned by the product carrier fleet.

  Decreases in TCE revenue earned by vessels in the crude oil fleet operating on spot charters resulted primarily from (1) decreases in the Suezmax fleet TCE revenue primarily as the result of lower average TCE rates in the third quarter of 2005, in addition to decreases in spot revenue from two vessels that began time charters in the second quarter of 2005 and (2) decreases in TCE revenue primarily for vessels sold in 2004 (three Panamax vessels and one Ultra Large Crude Carrier (“ULCC”)).

  Increases in TCE revenue earned by the vessels in the product carrier fleet operating on spot charters resulted primarily from increases in operating days from four new vessels delivered in 2004 and three new vessels delivered in 2005 and from vessels previously on time charters that began operating in the spot market.

     TCE revenue of $267.0 million earned by vessels operating in the spot market during the nine months ended September 30, 2005 increased $64.4 million compared to TCE revenue of $202.6 million earned by vessels operating in the spot market during the nine months ended September 30, 2004. The increase in TCE revenue resulted primarily from increases of $58.7 million earned by the product carrier fleet and $5.7 million earned by the crude oil fleet.

  Increase in TCE revenue earned by the vessels in the product carrier fleet operating on spot charters resulted primarily from increases in operating days from four new vessels delivered in 2004, three new vessels delivered in 2005 and from vessels previously on time charters that began operating on spot charters during the nine months ended September 30, 2005.

  Increase in TCE revenue earned by vessels in the crude oil fleet operating on spot charters resulted primarily from increases in Suezmax fleet TCE revenue primarily as the result of more operating days in 2005, primarily for five Suezmax vessels acquired in the third quarter of 2004 and for two Suezmax vessels chartered-in during June and September 2005, in addition to more pool member TCE revenue days during the nine months ended September 30, 2005 compared to the same period in 2004.

     The following table compares TCE revenue earned by vessels on TC for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004, in millions of dollars and as a percent of Total TCE revenue in each of the three and nine month ended September 30, 2005 and 2004:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
TCE Revenue for vessels on TC
(in millions)	2005	2004	Change	2005	2004	Change

Crude Oil Fleet	$5.5	$3.0	$2.5	$7.9	$8.9	$(1.0)
Product Carrier Fleet	37.1	36.1	1.0	90.9	91.0	(0.1)

Total	$42.6	$39.1	$3.5	$98.8	$99.9	$(1.1)

% of TCE Revenue for vessels
on TC to Total TCE Revenue	39%	36%		27%	33%

     TCE revenue of $42.6 million earned by vessels on time charter during the third quarter of 2005 increased $3.5 million compared to TCE revenue of $39.1 million earned by vessels on time charter during the third quarter of 2004. Increases were $2.5 million in the crude oil fleet and were $1.0 million in the product carrier fleet.

  The increase in TCE revenue of $2.5 million earned by the crude oil fleet was the result of increases in TC revenue earned by two Suezmax vessels that began time charters in May 2005.

  The increase in TCE revenue of $1.0 million earned by the product carrier fleet was primarily the result of increases earned by vessels operating on time charters with new or renewed contracts at higher rates, three vessels acquired (two vessels delivered in 2005 and one in 2004) with more operating days during the third quarter 2005 and more profit sharing was earned in the third quarter of 2005 compared to the third quarter of 2004.

     TCE revenue of $98.8 million earned by vessels on time charter during the nine months ended September 30, 2005 decreased $1.1 million compared to TCE revenue of $99.9 million earned by vessels on time charter during the same period in 2004. Decreases in the crude oil fleet TCE revenue were $1.0 million and were $0.1 million in the product carrier fleet.

  The decrease in TCE revenue of $1.0 million earned by the crude oil fleet was primarily the result of decreases in TCE revenue primarily for the two crude oil carriers sold in January 2005, which were offset in part by increases in TC revenue earned by two Suezmax vessels that began time charters in May 2005.

  The decrease in TCE revenue of $0.1 million earned by the product carrier fleet was primarily the result of fewer operating days from vessels operating on time charters whose time charters expired and began operating on spot charters. In addition, there were fewer operating days from the vessel sold in August 2004. Although TCE revenue was lower during the nine months ended September 30, 2005 compared to the same period in 2004, the average TCE rate was approximately 9 percent higher (increased average TCE reflects increased profit sharing in the 2005 period compared to the 2004 period.)

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

     Gemini Tankers ("Gemini" or the “pool”) is a wholly owned subsidiary of OMI, and began operating in December 2003. Gemini is a pool for double hull Suezmax vessels. As of September 30, 2005, there were 17 Suezmax vessels (14 from OMI and three from other participants) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the other participants’ vessels are included in OMI’s consolidated charter hire expense. The SABINE (a Suezmax vessel sold in November 2005) will enter the Gemini pool as a pool participant, as the NORDIC SATURN, in the fourth quarter.

     During 2005, two 2005-built double hull Suezmaxes (one vessel chartered-in by OMI and one vessel from the other pool participant) entered the pool in June and August, respectively. Two more 2005-built Suezmaxes (one chartered-in during September and another vessel from the other participant) will begin operating in the pool in the fourth quarter. Additionally, two Suezmax vessels owned by OMI exited the pool in May 2005 to begin long-term time charters and two 1998-built Suezmax vessels were sold and are exiting the pool in the fourth quarter.

Vessel Expense

     Vessel expense of $21.7 million for the three months and $65.5 million for the nine months ended September 30, 2005, increased by $6.2 million and $21.5 million, respectively, compared to $15.5 million for the three months and $44.0 million for the nine months ended September 30, 2004.

     Vessel expense includes operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, and requirements under laws or regulations, by charterers and our own standards.

     Vessel expenses increased $6.2 million or 40% for the three months and $21.5 million or 49% for the nine months ended September 30, 2005 compared to the same periods in 2004, primarily as a result or two factors, first, the increased number of vessels operating in 2005 and second, increased costs per vessel. The number of vessel operating days, which contributed to the increase in vessels expenses, increased approximately 20 percent for the three months and approximately 21 percent for the nine months ended September 30, 2005 compared to the 2004 periods because of 19 vessels acquired (12 vessels during 2004 and five vessels during 2005, excluding vessels chartered-in) net of eight vessels disposed in 2004 and 2005. Additionally, higher costs in 2005 related to crew expenses, insurance, storing the ships (spare parts and supplies) and lube oils contributed to the increase in daily vessel expenses in 2005 (39 percent in the crude oil fleet and 30 percent in the product carrier fleet for the nine month period in 2005 compared to the nine month period in 2004). Note: Quarterly fluctuation of daily vessel expenses reflect timing differences when comparing 2005 quarters to 2004 quarters.

Charter Hire Expense

     Charter hire expense is typically the payment made to the owner of the vessel chartered-in for our use. The owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. We are responsible for the voyage expenses. Additionally, expenses, representing the net distributable profit from the pool, for the vessels from the other Gemini pool participants are included in charter hire expense.

     Charter hire expense increased $2.9 million for the three months and $2.4 million for the nine months ended September 30, 2005 compared to the same periods in 2004, primarily as a result of increases due to two additional vessels chartered-in during June and September 2005 for a seven year period. Increases in charter hire expense for the Gemini Pool resulted from one vessel that was added to the pool in July 2005 (see discussion above relating to Gemini Tankers), which was offset by decreases in charter hire expense resulting from lower rates earned for the three and nine month periods in 2005 compared to the same periods in 2004.

Depreciation and Amortization Expense

     Depreciation and amortization expense of $17.6 million for the three months and $51.2 million for the nine months ended September 30, 2005, increased by $3.4 million and $11.5 million, respectively, compared to $14.2 million for the three months and $39.7 million for the nine months ended September 30, 2004 as the result of additional depreciation expense from the acquisition of 17 vessels, which was offset in part by reductions to depreciation expense relating to the eight vessels disposed of in 2004 and in January 2005.

General and Administrative Expense

     General and administrative (“G & A”) expenses of $7.6 million for the three months and $21.1 million for the nine months ended September 30, 2005, increased by $1.7 million and $6.3 million, respectively, compared to $5.9 million for the three months and $14.8 million for the nine months ended September 30, 2004 because of increased compensation expense, including non-cash expense from amortization of restricted stock awards, increases in personnel due to a larger fleet, expenses due to opening a London office and other additional corporate requirements.

Gain on Disposal of Vessels

     During the nine months ended September 30, 2005, a gain on disposal of vessels of $2.9 million was recorded, which resulted from the sale of two non-double hull crude oil carriers in January 2005.

     The net loss on disposal of $1.1 million for the three months and $0.7 million for the nine months ended September 30, 2004, resulted from the sale of four single hull vessels, one product carrier and three Panamax vessels. For the three months ended September 30, 2004, the net loss on disposals of $1.1 million resulted from the disposal of the product carrier of $2.0 million, which was offset in part by the gain on sale of one Panamax vessel of $0.9 million. The loss on disposal of $0.7 million for the nine months ended September 30, 2004 resulted from the third quarter disposals in addition to the loss on the disposal of one Panamax vessel, of $1.5 million offset in part by the gain on disposal of another Panamax vessel of $1.8 million during the second quarter.

Interest Expense

     Interest expense of $11.0 million for the three months and $31.9 million for the nine months ended September 30, 2005, increased by $2.2 million and $7.6 million, respectively, compared to $8.8 million and $24.3 million for the three and nine months ended September 30, 2004, respectively.

     The following table is a breakdown of Interest expense for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004:

	For The Three		For The Nine
	Months Ended		Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004

Interest on variable and fixed
Rate debt	$10.6	$7.9	$29.8	$19.8
Impact of swaps	-	0.8	0.4	2.8
Capitalized interest	(0.8)	(1.5)	(2.8)	(2.4)
Amortization of debt issue cost &
other	1.2	1.6	4.5	4.1

Interest expense	$11.0	$8.8	$31.9	$24.3

     Interest expense increased primarily for Interest on variable and fixed rate debt, which increased approximately $2.7 million during the three months and by $10.0 million during the nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, primarily as a result of a higher average debt balance during 2005. The average debt balance increased by approximately 15 percent during the three months ended September 30, 2005 compared to the same period in 2004 (from an average balance of $788.6 million for the three months ended September 30, 2004 to an average balance of $903.4 million for the three months ended September 30, 2005) and approximately 41 percent during the nine months ended September 30, 2005 compared to the same period in 2004 (from an average balance of $627.2 million for the nine months ended September 30, 2004 to an average balance of $885.9 million for the nine months ended September 30, 2005), due to additional financing for the acquisition of vessels.

Other

     Other expense of $2.7 million for the three months and $4.1 million for the nine months ended September 30, 2005 comprised realized and unrealized gains on freight forward agreements aggregating $0.7 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, and the gain on the extinguishment of 2.875% Convertible Notes of $2.0 million and $2.9 million, for the three and nine months ended September 30, 2005, respectively.

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

Crude Oil Tankers Results of Operations

     Vessel Operating Income for the Crude Oil Tankers decreased $23.8 million and $8.9 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The net decrease in Vessel Operating Income during the 2005 periods were primarily attributable to decreases in the Suezmax TCE revenue resulting from lower average TCE rates earned by Suezmax vessels operating in the spot market and less earnings from four vessels disposed of in 2004 and two in 2005. During the three and nine months ended September 30, 2005, average TCE rates were 37% lower and 13% lower, respectively, compared to the same periods in 2004 (see Market Summary).

     The following table illustrates the crude oil fleet Vessel Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the crude oil fleet for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004:

BREAKDOWN BY FLEET
(In thousands, except daily rates expenses,
number of vessels and number of days)
	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
CRUDE FLEET:	2005	2004	2005	2004

Suezmaxes-on spot and time charter:
TCE revenue (1), (2)
Suezmaxes-on spot *	$48.6	$64.4	$202.8	$178.5
Suezmaxes-on time charter(3)	5.5	-	7.9	-

Total TCE revenue	54.1	64.4	210.7	178.5
Vessel expenses	8.4	4.5	24.9	12.3
Charter hire expense:
Pool charter hire expense	8.1	6.8	26.9	26.1
Charter hire expense (under operating
leases)*	7.4	4.3	15.5	12.4
Depreciation and amortization	7.8	6.6	23.8	15.4

Vessel Operating Income	$22.4	$42.2	$119.6	$112.3

Suezmaxes-on spot:
Average daily TCE	$31,719	$49,717	$45,085	$51,757
Number of OMI TCE revenue days *	1,285	1,156	3,874	2,945
Number of pool member TCE revenue days (1)	263	139	625	503

Suezmaxes-on time charter:
Average daily TCE	$29,803	n/a	$29,667	n/a
Number of OMI TCE revenue days	184	n/a	265	n/a

Suezmaxes-on spot and time charter:
Average daily vessel expense (4)	$7,073	$4,690	$7,026	$5,072
Average number of wholly owned vessels	13.0	10.6	13.0	8.9
Average number of chartered-in vessels	3.2	2.0	3.1	2.0

Handysize Crude Oil Carriers sold in 2005:
TCE revenue	$-	$2.9	$0.9	$8.9
Vessel expenses	-	0.5	0.2	1.8
Depreciation and amortization	-	0.7	-	2.1

Vessel Operating Income	$-	$1.7	$0.7	$5.0

Average daily TCE	n/a	$16,120	$16,505	$16,319
Number of TCE revenue days	n/a	184	57	548
Average number of wholly owned vessels	n/a	2.0	n/a	2.0

Other Crude Carriers sold in 2004:
TCE revenue	$-	$3.4	$-	$19.5
Vessel expenses	(0.3)	0.8	(0.3)	4.9
Depreciation and amortization	-	-	-	2.4

Vessel Operating income	$0.3	$2.6	0.3	$12.2

Average daily TCE
Number of TCE revenue days	n/a	$28,695	n/a	$25,835
Average number of wholly owned vessels	n/a	118	n/a	756
	n/a	1.0	n/a	2.9

Total Vessel Operating Income	$22.7	$46.5	$120.6	$129.5

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

* includes four vessels chartered-in. Two vessels were chartered-in beginning in September and June 2005 and two vessels continue charters from 2004(originating in 2001 and 2002).

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time charter contracts the charterer pays the voyage expense, with the exception of commissions, whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE revenue and expenses includes revenue and expense generated by the Gemini pool (a Suezmax pool). The Suezmax pool began in December 2003 and included our 15 Suezmaxes (as of September 2005 there were 13 Suezmaxes, see note (3) below) and three Suezmaxes owned by another pool member.

(2)	In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired.

(3)	During May 2005, two Suezmax vessels previously operating in the spot market (Gemini pool) began operating on seven year time charters with profit sharing.

(4)	Vessel expenses are only for the owned vessels(excludes chartered-in vessels).

     Fluctuations in each of the crude oil tanker groups were as follows:

     Suezmaxes: The decrease in Vessel Operating Income of $19.8 million for the three months and increase of $7.3 million for the nine months ended September 30, 2005 over the comparable periods in 2004 was attributable to the decreases in TCE revenues of $10.3 million for the three months and increases in TCE revenue of $32.2 million for the nine months. TCE revenue decreased in the third quarter 2005 as a result of lower spot rates compared to the third quarter 2004, in addition to two time charters that began in the second quarter of 2005 at lower TCE rates than the current spot market. Increases in TCE revenue for the nine month period in 2005 compared to the same period in 2004 was the result of 929 more operating days for the Suezmax vessels acquired in 2004 and 122 more operating days for outside pool members operating in the Gemini pool.

      Increases in Vessel Operating Income were reduced by increases in vessel expense of $3.9 million for the three months and $12.6 million for the nine months in 2005 over the same 2004 periods. Expenses increased primary because of the increase in operating days for the five Suezmax vessels acquired in the third quarter 2004, in addition to increases in crew related costs, stores (spare parts, lube oils) and insurance costs in the 2005 periods. Charter hire expense increased $3.1 million for the three and nine months in 2005 compared to the same 2004 periods as a result of chartering-in two vessels in June and September for a seven year period. Charter hire expense for vessels operating in the Gemini pool increased $1.3 million for the three months and $0.8 million for the nine months in 2005 over the same 2004 periods, primarily because of a vessel added to the pool in July 2005.

      Depreciation and amortization expense increased $1.2 million for the three months and $8.4 million for the nine months ended September 30, 2005 over the same 2004 periods. Depreciation expense also increased as a result of the vessels acquired.

      During May 2005, two Suezmax vessels previously operating in the spot market began seven year time charters with profit sharing. Profit sharing for these vessels will be recognized in accordance with the time charter contract. One of the vessels contracted in May (the SABINE) has been replaced with another Suezmax vessel (the POTOMAC) in October 2005 because the SABINE was contracted to be sold in the fourth quarter of 2005.

      Handysize Crude Oil Carriers sold in 2005: Vessel Operating Income decreased by $1.7 million for the three months and $4.3 million for the nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The decrease is the result of 184 and 491 fewer operating days in the three and nine months ended September 30, 2005 compared to the same periods in 2004, since the two vessels only operated for 57 days in aggregate in January 2005 prior to being sold. The two vessels in this group were on long-term time charters when they were sold.

      Other Crude Carriers Sold in 2004: Vessel Operating Income decreased by $2.3 million for the three months and $11.9 million for the nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. The decrease is the result of 118 and 756 fewer operating days in the three and nine months ended September 30, 2005 compared to the same periods in 2004. During 2004, four single hull crude oil carriers were sold; in the fourth quarter, our Ultra Large Crude Carrier (“ULCC”) was sold, and in the second and third quarters three Panamax vessels were sold. Note: Amounts for vessels sold include the settlement of certain revenues and expenses, including insurance claims from prior years.

Product Carriers Results of Operations

      Vessel Operating Income increased $11.7 million and $35.3 million for the three and nine months ended September 30, 2005, respectively, over the comparable periods in 2004. The increases in Vessel Operating Income in the 2005 periods were attributable to seven product carriers acquired in 2004 and five in 2005. The increase in Vessel Operating Income was offset partially by the decrease in earnings for the two single hull product carriers that were disposed of in 2004.

     The following table illustrates the product carrier fleet Vessel Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the product carrier fleet for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004:

BREAKDOWN BY FLEET	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
PRODUCT CARRIER FLEET:	2005	2004	2005	2004

Products-on time and spot charter:
TCE revenue(1):
Products-on time charter(2)	$37.1	$35.9	$90.9	$88.8
Products-spot (3)	18.6	-	63.2	-

Total TCE revenue	55.7	35.9	154.1	88.8
Vessel expenses	13.6	8.5	40.7	22.5
Depreciation and amortization	9.7	6.5	27.1	17.7

Vessel Operating Income	$32.4	$20.9	$86.3	$48.6

Products-on time charter:
Average daily TCE	$19,487	$18,633	$17,688	$16,284
Number of TCE revenue days	1,902	1,912	5,138	5,385

Products-on spot:
Average daily TCE	$23,241	n/a	$26,341	n/a
Number of TCE revenue days	800	n/a	2,405	n/a

Products-on time and spot charter:
Average daily vessel expense	$5,010	$4,273	$5,367	$4,124
Average number of wholly owned vessels	29.6	21.6	27.7	19.9

Products-sold in 2004:
TCE revenue (1)	$-	$1.5	$0.1	$6.9
Vessel expenses	-	1.3	0.2	2.8
Depreciation and amortization	-	0.4	-	1.8

Vessel Operating (Loss)Income	$-	$(0.2)	$(0.1)	$2.3

Average daily TCE	n/a	$13,919	n/a	$16,829
Number of TCE revenue days	n/a	161	n/a	525
Average number of wholly owned vessels	n/a	1.3	n/a	1.7

Total Vessel Operating Income	$32.4	$20.7	$86.2	$50.9

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides more meaningful information to us than voyage revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. TCE revenues are also widely used by investors and analysts in the tanker shipping industry for comparing financial performance between companies and to industry averages. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time charter contracts the charterer pays the voyage expense, with the exception of commissions whereas under voyage charter contracts the shipowner pays the voyage expenses.

(2)	During the three and nine months ended September 30, 2005, OMI recognized profit sharing revenue of approximately $8.1 million and $14.7 million, respectively, compared to $7.8 million and $10.4 million for the three and nine months ended September 30, 2004, respectively. During May and July 2005, two handysize product carriers were acquired.

(3)	In January, March and July 2005, two handymax and one handysize product carrier were acquired. In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired

     Fluctuations in each of the product carrier groups were as follows:

     Products–on time and spot charter: Vessel Operating Income increased $11.5 million and $37.7 million for the three and nine months ended September 30, 2005, respectively, over the comparable periods in 2004. TCE revenue increased $19.8 million during the three months and $65.3 million during the nine months ended September 30, 2005 compared to the same periods in 2004, primarily from increases in TCE revenue days in 2005 by 709 days for the three months and 2,133 days for the nine months ended September 30, 2005 over the same 2004 periods for newly acquired vessels, seven vessels acquired in 2004 and five vessels acquired in 2005.

     TCE revenue from vessels on spot increased $18.6 million and $63.2 million for the three and nine months ended September 30, 2005 because in 2004 all double hull product carriers operated on time charters. During the 2005 periods, 77 percent of the TCE revenue days in the three months and 68 percent in the nine months, were from newly acquired vessels and 23 percent of the TCE revenue days in the three months and 32 percent in the nine months, were from vessels with completed time charters that began operating on spot during the three and nine months ended September 30, 2005, respectively.

     TCE revenue for vessels on time charters increased $1.2 million and $2.1 million for the three and nine months ended September 30, 2005, also because of newly acquired vessels and increased profit sharing for certain vessels, $0.3 million increase in profit sharing for three months and $4.3 million for the nine months ended September 30, 2005 compared to the same periods in 2004. At the same time, TCE revenue for vessels on time charters declined because of completion of time charters that were not renewed and began operating in the spot market or began new contracts at later dates.

      At September 30, 2005, eight vessels with long-term time charters have base time charter rates with profit sharing agreements (50% profit sharing above the base rate, see Note (1) below).

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

     Increases in vessel expense of $5.1 million for the three months and $18.2 million for the nine months ended September 30, 2005, resulted from the twelve vessels acquired in 2004 and 2005, in addition, increased costs primarily relating to crew expense, insurance expense and stores (spare parts, lube oils). Depreciation expense also increased as a result of the vessels acquired.

     Products-sold in 2004: Vessel Operating Income decreased $2.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as a result of the sale of two single hull product carriers in August and December 2004.(Note: Amounts for vessels sold include the settlement of certain revenues and expenses.)

Financial Condition and Capital Resources

Liquidity

  Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the nine months ended September 30, 2005 and September 30, 2004:

	For the Nine Months
	Ended September 30,
	2005	2004	Change
(In millions)
Condensed Cash Flows
Provided (Used) by:
Operating Activities	$241.5	$176.6	$64.9
Investing Activities	(93.5)	(570.9)	477.4
Financing Activities	(161.5)	387.6	(549.1)

Net Decrease in Cash and Cash
Equivalents	(13.5)	(6.7)	(6.8)
Cash and Cash Equivalents at the
Beginning of the Year	41.8	48.8	(7.0)

Cash and Cash Equivalents at the End
of the Period	$28.3	$42.1	$(13.8)

Working Capital

     The primary components of working capital are Cash and cash equivalents (“Cash”), Traffic receivables and Vessels held for sale offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $28.3 million at September 30, 2005 decreased $13.5 million from $41.8 million at December 31, 2004 as excess cash was primarily used to repurchase common stock and convertible notes. Net cash provided by operating activities of $241.5 million for the nine months ended September 30, 2005 increased $64.9 million compared to $176.6 million for the nine months ended September 30, 2004, primarily from significantly higher net earnings of the Company (see “Results of Operations”) and decreases in Traffic receivables for cash received during the nine months ended September 30, 2005 for balances as of December 31, 2004. Our working capital increased by $3.2 million from $38.8 million at December 31, 2004 to $42.0 million at September 30, 2005. The increase in working capital is the result of an increase in Current Assets of $49.6 million and an increase in Current Liabilities of $46.4 million. At September 30, 2005, Current Assets increased primarily from increases in Vessels held for sale of $82.2 million (for the PECOS and SABINE), partially offset by decreases in Traffic receivables of $33.1 million and Cash of $13.5 million and other current assets. At September 30, 2005, Current Liabilities increased primarily because of Accounts payable of $10.0 million and Other accrued expense of $32.5 million, which includes accruals of $18.1 million for stock repurchases and $14.6 million accrued for convertible notes repurchased that settled in October 2005. Increases relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash. In the nine months ending September 30, 2005, the Company repurchased 7,744,000 common shares for an aggregate of $139.0 million, under share repurchase programs approved by the Board of Directors, see Acquisition and Retirement of Treasury Stock. Total debt repaid in the nine months ending September 30, 2005 included unscheduled payments on bank debt of $110.0 million and early extinguishment of Convertible Notes of $63.8 million, see Long-Term Debt Obligations and Credit Arrangements sections below for more details.

     As of September 30, 2005, the Company had total estimated capital commitments to acquire vessels of $115.6 million. The Company has total estimated capital expenditures aggregating approximately $12.64 million for the remainder of 2005, which includes installment payments for vessels under construction and drydock costs. For 2006, our estimated capital expenditures for five product carriers currently under construction to be delivered in 2006 and 2006 estimated drydock costs (see Capital Expenditures section) are $109.5 million. During the nine months ended September 30, 2005, we received proceeds from the disposal of two vessels of approximately $36.8 million and estimate net proceeds of approximately $137.9 million upon the sale of the two Suezmax vessels in the fourth quarter of 2005.

Vessels, Construction in Progress (“CIP”) and Other Property

     At September 30, 2005, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,656.3 million increased a net of $51.8 million (including the increase in accumulated depreciation of $49.3 million from current period depreciation and amortization expense) from $1,604.5 million at December 31, 2004. Capital expenditures of approximately $134.4 million during the nine months ended September 30, 2005 were primarily for the final payment for five newbuildings, installment payments for vessels under construction, capital improvements and capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $33.6 million due to the sale of our two handysize non-double hull crude oil carriers in January 2005.

     Cash used by investing activities was $93.5 million for the nine months ended September 30, 2005, compared to cash used by investing activities of $570.9 million for the nine months ended September 30, 2004. During the 2005 period, $134.4 million was used for capital expenditures as follows:

  $116.5 million was used for the purchase of five product carrier newbuildings delivered,

  $12.8 million was paid for vessels under construction, and

  $5.1 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

     Cash used by investing activities of $570.9 million for the nine months ended September 30, 2004, was primary for the acquisition of the five Suezmax vessels ($353.6 million) and deposits/installment payments for seven product carriers under construction ($105.4 million), in addition to final payments for the delivery of three product carriers and the purchase of a 2004 product carrier.

Long-Term Debt Obligations and Credit Arrangements

     As of September 30, 2005, long-term debt obligations decreased $39.3 million to $901.1 million from $940.4 million at December 31, 2004. Long-term obligations at September 30, 2005, consisted of the following:

  Term loans of $410.8 million under bank mortgage agreements at a margin plus variable rates (1),(2) above the London Interbank Offering Rate (“LIBOR”);

  Reducing revolving facilities of $104.0 million under bank mortgage agreements at a margin plus variable rates (1),(2) above LIBOR;

  7.625% Unsecured Senior Notes due December 2013 of $200.0 million and

  2.875% Unsecured Convertible Senior Notes due December 2024 of $186.3 million.

Note: As of September 30, 2005, the available undrawn amount under all revolving facilities the Company aggregated $579.8 million.

(1) Rates for the nine months ended September 30, 2005 ranged from 2.77 percent to 4.9875 percent (including margins).

(2) As of September 30, 2005, OMI had interest rate swaps for various loans with notional amounts aggregating $103.3 million (not including $62.4 million that begins in February 2006). The interest rate on these swaps range from 2.90 percent to 4.86 percent, and the maturity dates range from October 2005 to July 2009.

      In October 2005, two variable rate term loans, collateralized by three vessels, were amended and will be fixed rate loans for the next five years at which time they will revert to floating rate loans. The fixed rate for one term loan with an outstanding balance aggregating $26.5 million and maturing in October 2013 is 4.65 percent and the fixed rate for the other term loan with an outstanding balance of $29.1 million and maturing in August 2011 is 4.67 percent.

     OMI Corporation has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348 Facility with an original due date of July 27, 2006 and an available balance of $154.4 million with a ten year $320 million collateralized reducing revolving credit facility (the "$320 Facility"). Additionally, in April 2005, we repaid a $24 million term loan, with an original maturity of April 2009, on a vessel and included that and two new recently delivered product carriers as collateral under the modified $320 Facility. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675% . As of September 30, 2005, the available and undrawn amount under the $375 Facility was $363.8 million. During the fourth quarter of 2005, as a result of the sale of the PECOS and SABINE, the available amount under this facility was reduced by an aggregate of $65.3 million. The semi-annual payments will also be reduced to $9.2 million and the remaining balloon payment at maturity in November 2023 will be $132.3 million.

     During the nine months ended September 30, 2005, seven of our term loans were amended to reduce the margin above LIBOR to 0.675% and modify certain covenants (consistent with loans entered into in 2005). We also extended two term loans by four years each to 2013 and 2015.

     Cash used by financing activities was $161.5 million for the nine months ended September 30, 2005, compared to cash provided by financing activities of $387.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we made $199.9 million in principal payments ($23.7 million were scheduled payments and $110.0 million were unscheduled prepayments on revolving credit facilities, $44.4 million payments were for early extinguishment of 2.875% Convertible Notes and $21.8 million in prepayments of a term loan now collateralized by the $320 Facility). During the nine months ended September 30, 2005, we received proceeds of $180.0 million; $134.0 million from our revolving credit facilities and $46.0 million from a term loan.

     During the nine months ended September 30, 2005, the Company made unscheduled prepayments on revolving credit facilities aggregating $110.0 million; $95.0 million (comprising the $80.0 million outstanding balance at December 31, 2004, which was paid in January and February, and $15.0 million in July) on our $375 Facility and $15.0 million in September on our $320 Facility.

     During the nine months ended September 30, 2005, the Company drew down an aggregate of $180.0 million; $134.0 million on our revolving credit facilities; $119.0 million in the second and third quarters from our $320 Facility and $15.0 million on our $375 Facility. During October 2005, we drew down an additional $100.0 million. In May and July 2005, we drew down $23.0 million ($46.0 million in aggregate) on our $70.8 million term loan, relating to the acquisitions of the FOX and TEVERE.

     During the nine months ended September 30, 2004, cash provided by financing activities was $387.6 million. During the nine months ended September 30, 2004, we made $189.0 million in principal payments ($18.2 million were scheduled payments and $170.8 million were unscheduled prepayments on our revolving lines of credit) and received $461.7 million in proceeds from the issuance of debt; $250.0 million in proceeds from a bridge loan and $137.3 million in draw downs under from our $348 revolving facility, which were used for initial payments for the Athenian and Arcadian acquisitions as well as for working capital purposes and $74.4 million in proceeds from term loans, which were used for the purchase of three vessels. We received proceeds of $140.1 million from issuance of 12,204,000 shares of common stock and the exercise of stock options, which were also used for the third quarter acquisitions.

     During the nine months ended September 30, 2005, we paid cash of $120.9 million to repurchase 6,744,000 shares of common stock and approximately $19.5 million of cash dividends paid to shareholders in January 2005, April and July 2005. During October and November 2005, we repurchased 4,505,000 shares of common stock at an average price of $17.60 per share, aggregating approximately $79.3 million.

     Our debt to total capitalization (debt and stockholders’ equity) at September 30, 2005 was 54 percent and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 53 percent. As of November 4, 2005, we had approximately $473.7 million in available liquidity (including cash and undrawn available lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance capital expenditures. Since we have not borrowed all funds available under these two revolving facilities, there are currently no quarterly future payments due in the next 12 months.

     We repurchased an additional $41.5 million of the Convertible Notes in the fourth quarter of 2005, (as of November 4, 2005), and will recognize a gain on the extinguishment of notes of approximately $1.9 million.

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

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, net worth, maintenance of specified financial ratios and collateral values. As of September 30, 2005, we were in compliance with all covenants.

Interest-Rate Swaps

      As of September 30, 2005, we had various interest rate swaps aggregating $165.7 million (which includes a notional amount of $62.4 million for an interest rate swap that commences in February 2006) on various debt tranches with a range of 2.9% to 4.86% expiring from October 2005 to August 2012. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of September 30, 2005, the fair market value of the interest rate swaps resulted in a net unrealized gain of $2.2 million (an asset of $2.6 million and a liability of $0.4 million). The unrealized gain was recorded to Other comprehensive income.

Forward Freight Agreements

     At September 30, 2005, the FFAs had an aggregate notional value of $27.7 million, which is an aggregate of both long and short positions that extend to December 2005. The notional amount is based on a computation of the quantity of cargo (or freight) the contract specifies, the contract rate (based on a certain trade route) and a flat rate determined by the market on an annual basis. Each contract is mark to market for the specified cargo and trade route. The fair value of forward freight agreements is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of September 30, 2005, the Company has recorded an asset of $0.4 million and a liability of $0.4 million related to the fair market value of these economic hedges. The Company has recorded the aggregate net realized and unrealized gain of $0.7 million and $1.3 million, for the three and nine months ended September 30, 2005, respectively, which is classified as Other (Expense) Income on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005. We had no FFAs during the three and nine months ended September 30, 2004.

     From October 1, 2005 to November 4, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $4.7 million. These forward freight agreements expire by December 2005.

Contracted Time Charter Revenue

     Currently, OMI has time charter contracts for 24 vessels, 10 with profit sharing arrangements. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; however, profit sharing of approximately $14.7 million earned during the nine months ended September 30, 2005 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks. The following table reflects our actual results of 2005 through the third quarter and current contracted time charter revenue through 2009:

	2005	2006	2007	2008	2009

(in millions)
TC Revenue	$138.0	$144.2	$124.7	$95.6	$60.1
Number of Vessels (a)	24	21	19	13	8	(b)

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.

(b)	The remaining eight charters expire as follows: six charters will expire in 2010 and two will expire in 2012.

     We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels profit sharing we expect to record by quarter:

	2005	2006	2007	2008	2009

First Quarter	1	1	1	1	1
Second Quarter	1	5	5	4	4
Third Quarter	3	4	2	2	2
Fourth Quarter	-	-	-	-	-

Total	5	10	8	7	7

Capital Expenditures

     2005 Drydocks

     OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate the completion of the drydock of one vessel which began in September 2005 and drydocking two additional vessels in the fourth quarter of 2005, for an estimated aggregate cost of $1.4 million. The vessels (two product carriers on time charters) are expected to incur up to approximately 59 off-hire days in the fourth quarter.

     Currently, we estimate drydock cost (in millions) for 2006 to be approximately $5.1 million, with the allocation of off-hire days to be approximately 235 days. The breakdown by vessel segment and charter type (spot or TC) for the Crude oil Fleet and Product Carrier fleet is as follows:

	Number of Days	Number of Days	Projected
	1st Half of 2006	2nd Half of 2006	Costs

			(in millions)
Crude Oil Fleet:
Suezmax-spot	40	20	$1.0
Suezmax-TC	20	n/a	$0.4
Clean Fleet:
Products-TC	40	115	3.7
Products-Spot	n/a	n/a	n/a

Total	100	135	$5.1

     Capital Expenditures for Vessel Acquisitions

     At September 30, 2005, OMI had commitments to construct five vessels; four handymax and one handysize product carriers which are scheduled to be delivered in 2006 (three in the first quarter and two in the second quarter). The contract costs for the five vessels aggregated $183.3 million. As of September 30, 2005, payments of $67.7 million had been made on these contracts, $12.6 million of which was paid during the nine months ended September 30, 2005. Bank financing or operating cash will provide the additional amounts to be paid.

      As of September 30, 2005, future construction installment and delivery payments, before financing, if any, (in millions) are as follows:

Payments

Year	(in millions)

2005	$11.2
2006	104.4

Total Remaining Payments	$115.6

Dividends

     On September 8, 2005, the Board of Directors of OMI declared a dividend on its common stock or $0.08 per share to shareholders based on the number of common shares outstanding of 79,922,000 to holders of record on September 29, 2005. As of September 30, 2005, $6.4 million was accrued for dividends payable and included in other current liabilities in the Condensed Consolidated Balance Sheets. The dividend was paid on October 12, 2005. The first quarter cash dividend of $6.8 million was paid on April 12, 2005, and the second quarter dividend of $6.6 million was paid on July 13, 2005.

Acquisition and Retirement of Treasury Stock

     The Company has a stock buy back and retirement program in place. The following table illustrates repurchases by Board authorized programs for the nine months ended September 30, 2005:

		Total Shares
Board	Amount	Repurchased	Costs For
Authorization	Authorized	9 Mos. 2005	Repurchases

			(in millions)
December 2004	4,250,000 Shrs.	4,250,000	$78.3
August 2005(1)	3,000,000 Shrs.	3,000,000	51.8
September 2005(1)	$70,000,000	493,900	8.9

Total		7,743,900	$139.0

Average
Price Per Share			$17.95

     (1) Note: 1,000,000 shares repurchased in September 2005, aggregating $18.1 million settled in October 2005. The amount was accrued and was recorded in the Condensed Consolidated Balance Sheet in Other accrued expenses in current liabilities classification.

     During October and November 2005, we repurchased 4,505,000 shares of common stock at an average price of $17.60 per share, aggregating approximately $79.3 million. During October 2005, the Board of Directors issued a new authority to purchase up to $70.0 million of additional shares of common stock, $53.5 million remains under this authority.

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

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. At September 30, 2005, there were 1,943,119 shares of restricted stock outstanding at an average fair value at grant date of $11.12 per share.

Other Commitments and Contingencies

     Please refer to the appropriate sections within the Financial Condition and Capital Resources section for other commitments disclosed (i.e. for capital expenditures relating to vessel purchases under current construction contracts see “Capital Expenditures” section.)

     Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. In September 2005, the dispute relating to the failed delivery of the Suezmax tanker was settled. The Company’s deposit of $6.5 million (previously classified as restricted cash and included in the Condensed Consolidated Balance Sheet in Other assets and deferred charges) was returned to OMI, together with interest. No other payments were made by either party. There is no material impact on the Company resulting from the settlement.

     Other

     In September 2005, the Company reached an agreement with one of its insuring Protection and Indemnity Associations (“P & I club”) in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships which culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S. Government in the amount of $4.2 million and associated costs. In the fourth quarter of 2005, the Company will receive $1.0 million from the settling insurer. We have recognized a $0.6 million gain (which reflects associated expenses of $0.4 million) in the Condensed Consolidated Statements of Income, for the three and nine months ended September 30, 2005 from the insurance recovery. A claim against another P & I club relating to the same incident was rejected by that insurer and the Company has commenced an arbitration seeking recovery on the claim. At September 30, 2005, no amounts have been recorded nor will any be recognized until the arbitration has been decided or settled.

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

Contractual Obligations

     The following table lists contractual obligations by required payment periods as of September 30, 2005:

Payments Due By Period

		Remainder
	Total	of 2005	2006-2007	2008-2009	Thereafter
(in millions)
Contractual Obligations
Long –Term Debt	$901.1	$9.7	$68.3	$77.4	$745.7
Interest on Fixed Rate Debt	159.9	7.5	41.2	41.2	70.0
Interest on Variable Rate Debt (1)	169.2	5.2	49.8	42.3	72.0
Operating Leases (2)	214.9	10.3	71.8	63.9	68.9
Purchase Obligations (3)	115.6	11.2	104.4	—	—

(1)	Variable rate interest is based on a projected LIBOR rate of 4.67 percent plus applicable margins.

(2)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to September 30, 2005, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(3)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

     Operating Leases

     In February 2005, OMI agreed to time charter-in for seven years two new Suezmax vessels, which will operate in the Gemini pool. One vessel was delivered in June 2005 and the other was delivered in September 2005. OMI has options to extend the term of the time charters and/or to acquire the vessels.

     During April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease was extended from December 2006 to February 2017, which increased our commitment for the period from August 2005 to February 2017 by $14.4 million (see Contractual Obligations above).

Off-Balance-Sheet Arrangements

     As of September 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Newly Issued Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), as amended. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a material adverse impact on our net income and earnings per share.

     On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards existing as of the adoption date, as well as those granted and modified after the adoption date.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times. To manage this mix in a cost-effective manner, the Company, from time-to-time, enters into interest rate swap agreements, in which it agrees to exchange variable interest rates based on agreed upon notional amounts. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At September 30, 2005, the floating rate debt, taking into account the interest rate swaps referred to herein, was $411.5 million of the $901.1 million total debt, and we had interest rate swaps relating to the floating rate debt of $165.7 million (including $62.4 million on interest rate swaps that commences in 2006). At December 31, 2004, the floating rate debt was $490.4 million, and we had interest rate swaps relating to the floating rate debt of $192.2 million (including $62.4 million on interest rate swaps that commences in 2006). Based on the floating rate debt at September 30, 2005, a one-percentage point increase in the floating interest rate would increase interest expense by $4.1 million per year.

     The fair market value of the fixed rate debt on the balance sheet was $379.8 million as of September 30, 2005, and $454.6 million as of December 31, 2004, respectively.

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

     The table below provides information about interest rates, including our debt obligations and interest rate swaps at September 30, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

Expected Maturities (1)

	Balance as of	Remainder
In millions	Sept. 30, 2005	of 2005	2006	2007	2008	2009	Thereafter

Long-Term Debt:
Fixed-Rate Debt	$386.3	$—	$—	$—	$—	$—	$386.3
Average Interest Rate		5.33%	5.33%	5.33%	5.33%	5.33%	5.33%

Variable Rate Debt (2)	514.8	9.7	34.5	33.8	41.0	36.5	359.4

Interest Rate Swaps: (3)
Contract Amount	103.3	8.9	10 5	10.5	38.9	34.6	—
Average Fixed Pay Rate		3.33%	3.34%	3.36%	3.44%	4.17%

(1)	These are the expected maturities based on the balances as of September 30, 2005.

(2)	The interest rates for the variable rate debt are based on LIBOR contracts, which range from 30 days to one year.

(3)	Excludes $62.4m swap beginning in February 2006.

     Spot Market Rate Risk

     We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. At September 30, 2005, the FFAs had an aggregate notional value of $27.7 million and extend to December 2005. The fair value of FFAs is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of September 30, 2005, the Company has recorded an asset of $0.4 million and a liability of $0.4 million related to the fair market value of these economic hedges and a realize and unrealized gain of $0.7 million and $1.3 million for the three and nine months ended September 30, 2005, respectively, which is classified as Other (under Other (Expense) Income) on the Condensed Consolidated Statements of Income.

     From October 1, 2005 to November 4, 2005, the Company committed to additional forward freight agreements with an aggregate notional amount of $4.7 million. These forward freight agreements expire by December 2005.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

     Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. In September 2005, the arbitration dispute relating to the failed delivery of the Suezmax tanker was settled. The Company’s deposit of $6.5 million (previously classified as restricted cash and included in the Condensed Consolidated Balance Sheet in Other assets and deferred charges) was returned to OMI, together with interest. No other payments were made by either party. There is no material impact on the Company resulting from the settlement.

Item 2 - Changes in Securities and Use of Proceeds

      Stock Repurchases

      During 2005, OMI repurchased common stock under three authorities; (1) in December 2004, the Board of Directors (the “Board”) approved the purchase of up to 4,250,000 of the outstanding shares of the Company’s common stock (2) in August 2005, the Board approved the purchase of up to 3,000,000 of the outstanding shares and (3) in September 2005, the Board authorized $70,000,000 to be expended on the repurchase of common stock. As of September 30, 2005, the Company had repurchased an aggregate of 7,744,000 shares and $61,081,000 remained available for repurchase under the September $70,000,000 authority. During October 2005, the Board of Directors authorized a new authority to expend $70,000,000 for the repurchase of additional shares of common stock. As of November 4, 2004, an additional 4,505,000 shares were purchased in the fourth quarter and $53,451,000 remains available under the October authority. The following table shows the monthly 2005 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

4,250,000
Authority:

March 2005	312,000	$18.14	312,000	3,938,000
April 2005	1,148,000	18.57	1,148,000	2,790,000
May 2005	1,819,000	18.54	1,819,000	971,000
June 2005	234,000	19.33	234,000	737,000
July 2005	295,000	18.02	295,000	442,000
August 2005	442,000	17.52	442,000	0

Total	4,250,000	$18.42	4,250,000

3,000,000
Authority:

August 2005	1,824,000	16.74	1,892,000	1,176,000
September 2005	1,176,000	18.09	1,176,000	0

Total	3,000,000	$17.27	3,000,000

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

$70,000,000
Authority:

September 2005	494,000	18.06	494,000	3,503,000
October 2005	3,503,000	17.44	3,503,000	0

Total	3,997,000	$17.51	3,997,000

$70,000,000
Authority: (a)

October 2005	96,000	18.22	96,000	3,839,000
November 2005	906,000	18.16	906,000	2,943,000

Total	1,002,000	$18.17	1,002,000

(a) Remaining shares in each month represent the remaining dollar amount authorized and the average purchase price in the related month.

     Restricted Stock

     During the nine months ended September 30, 2005, the Company awarded 622,847 shares of restricted stock to senior officers, directors and employees pursuant to the Company’s 2003 Stock Incentive Plan; 592,847 shares were awarded in May 2005 at fair value, average grant price of $19.00 per share and 30,000 shares were awarded in February 2005 (20,000 shares were forfeited during the same period) fair value, average grant price of $18.30 per share.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

      In October 2005, the Board of Directors of the Company established an Executive Committee comprising the Chairman and two non-executive directors to act as the Board of Directors in intervals between meetings of the Board of Directors when expeditious action by the Board of Directors is necessary.

Item 6 – Exhibit

a.	Exhibits

31.1	OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2005 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2	OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2005 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1	OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2	OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	November 9, 2005	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	November 9, 2005	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer