Form 10-K
period 2005-12-31
OMI CORP/M I
filed 2006-03-15
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

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

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES      X               NO

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES                       NO      X

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

YES      X               NO

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer      X               Accelerated Filer                      Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                       NO      X

     As of the close of business on June 30, 2005 the aggregate market value of Registrant’s voting stock, held by non–affiliates (for the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of June 30, 2005 are affiliates of the registrant) based on the closing price on the New York Stock Exchange:

$1,351,873,000
Number of shares of the Registrant’s Common Stock outstanding as of March 10, 2006:
71,061,791
Documents Incorporated by Reference

     Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for OMI Corporation’s 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

INDEX

PART I

Items			Page

1	.	Business	1

1	A.	Risk Factors	16

1	B.	Unresolved Staff Comments	22

2	.	Properties	22

3	.	Legal Proceedings	22

4	.	Submission of Matters to a Vote of Security Holders	23

4	A.	Officers and Directors	23

PART II

5	.	Market for Registrant’s Common Equity and Related
		Stockholder Matters and Issuer Purchases of Equity Securities	25

6	.	Selected Financial Data	27

7	.	Management’s Discussion and Analysis of Results of Operations and
		Financial Condition	29

		2005 Financial Summary	29
		Market Overview	32
		Critical Accounting Estimates	36
		Results of Operations	38
		Financial Condition and Capital Resources	51

7	A.	Quantitative and Qualitative Disclosures about Market Risks	59

8	.	Financial Statements and Supplementary Data	62

9	.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	88

9	A.	Controls and Procedures	88

		Management’s Report on Internal Control Over Financial Reporting	89

9	B.	Other Information	91

PART III

10	.	Directors and Executive Officers of the Registrant	91

11	.	Executive Compensation	91

12	.	Security Ownership of Certain Beneficial Owners and Management and
		Related Stockholder Matters	91

13	.	Certain Relationships and Related Transactions	91

14	.	Principal Accountant Fees and Services	91

PART IV

15	.	Exhibits and Financial Statement Schedules	91

		SIGNATURES

ii

PART I

Item 1.      BUSINESS

General

     OMI Corporation was incorporated under the laws of the Republic of the Marshall Islands on January 9, 1998. We have our principal place of business at One Station Place, Stamford, Connecticut and are listed on the New York Stock Exchange under the symbol “OMM.” Our telephone number is (203) 602–6700.

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

Certifications Regarding Public Disclosures and Listings Standards

     The unqualified certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of OMI’s public disclosure are filed with the Securities and Exchange Commission as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2005.

     In addition, the annual certification of the Chief Executive Officer regarding compliance by the Company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification to the New York Stock Exchange following the May 2005 annual shareholder meeting.

Available Information

     It is the Company’s policy to make all of its filings with the Securities and Exchange Commission (“SEC”) , which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available, free of charge, on our website at www.omicorp.com, Investor Relations. These reports are available promptly after they are filed electronically with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov.

     Interested parties may find the Board Guidelines on Corporate Governance Issues, the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the Company’s Corporate Code of Ethics on our website. The information on our website is not incorporated by reference into this report.

Forward-Looking Statements

     The Form 10-K contains statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, that are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” “budget,” “potential,” or “continue,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. For a description of the Forward Looking Statements that may appear in this Form 10-K, and risks and uncertainties associated with their “Forward Looking Statements,” see page 58.

     We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Description of Business

     Development of OMI’s Business

     We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The Company owns and has on order only double hull tankers. As of December 31, 2005, our modern fleet comprised 45 double hull vessels with an average age of approximately 2.9 years,1 compared to an industry average age of approximately 8.6 years.

     Our customers include many of the world’s largest commercial and government owned oil companies and oil trading companies. To serve our customers with high-quality, modern vessels, we embarked on a fleet renewal program beginning in 1998 that has substantially reduced the age of our fleet, while at the same time expanding the fleet and concentrating our vessels into two core categories: Suezmax tankers and petroleum product carriers. As a result of our renewal program, our current fleet comprises 462 double hull vessels of which 33 are product carriers, which primarily transport refined petroleum products from refinery locations to consuming locations, and 13 are Suezmax tankers (approximately 160,000 dwt each), which transport oil from production and storage locations to refinery locations. Our product carriers are smaller to mid-size tankers—namely, handysizes (25,000-40,000 dwt), handymaxes (40,000-50,000 dwt) and Panamaxes (50,000-80,000 dwt).

     In January 2005, we sold our last two non-double hull vessels. Thereafter, the Company sold two 1998-built Suezmax tankers, and time chartered in two 2005-built Suezmax tankers. We received delivery of five new product carriers during 2005 and three additional ones thus far in 2006. During the first quarter of 2006, we agreed to sell and bareboat charter back two Panamax product carriers and three Suezmax tankers (one of which will be time chartered-in), scheduled to be delivered by early in the second quarter of 2006. We expect to take delivery of two more new product carriers in May 2006.

     The following sets forth a summary of our fleet as of March 10, 2006:

Crude Oil Fleet:	Number of Vessels	Aggregate dwt
1998-2005 built Suezmaxes(a)	13	2,079,932

Product Carrier Fleet:
1999-2006 built handysizes	18	660,115
2000-2006 built handymaxes	13	610,821
2003 built Panamaxes(b)	2	140,659

Total	33	1,411,595

Total Fleet	46	3,491,527

(a)	Five Suezmax tankers are chartered-in. One charter expires in December 2006, one in 2010 and 2011 and two in 2012.

(b)	Two Panamax product carriers were agreed to be chartered-in, with the charters expiring in 2010.

1
All averages referring to vessel age in this Form 10-K are based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line. Unless otherwise indicated, when we refer to our fleet, we include those vessels chartered in on time charters, which number four.

2
During the first quarter of 2006, the Company agreed to sell and bareboat charter back the Panamax product carriers OTTAWA and TAMAR, to sell and time charter back the Suezmax tanker POTOMAC and to sell the Suezmax tankers SACRAMENTO and HUDSON. The deliveries of such vessels to the new owners are expected to occur by early in the second quarter of 2006, but this Form 10-K reflects all such deliveries having been made.

Our Strategy

     Our strategy includes the following initiatives:

     Concentration in Two Vessel Categories

     We have chosen to concentrate our fleet in two categories: Suezmax tankers, because they offer size advantages over aframax tankers and geographic flexibility relative to VLCCs, and product carriers because new refineries are not generally being built near the areas of greatest demand for petroleum products. The large scale of our product carrier and Suezmax fleets relative to many of our competitors enables us to realize economies of scale and increase vessel utilization, and concentrated fleets allow us to more efficiently spread overhead costs, including costs associated with our customers inspecting and approving, or “vetting,” our vessels and complying with environmental and other regulations. By gaining expertise in operating, supplying and maintaining selected vessel classes, our crews and management are more efficient and effective. Large and concentrated fleets also improve utilization by affording greater opportunities for backhauls, which are voyages from areas near discharge locations to areas nearer normal load locations. Backhauls reduce the amount of ballast time, i.e. voyages without cargo.

     Balanced Chartering in Spot and Time Charter Markets

     Our first economic concern is financial security. We use time charters and occasional sales of vessels to maintain a strong financial position regardless of strong or weak tanker markets. This strategy makes us less profitable in strong markets (and more profitable in weak markets) than we would be if we kept all or nearly all of our fleet in the spot market. However, some of our time charter contracts have profit sharing agreements, which enables us to capture the upside when spot rates are high. We actively manage the balance between our spot and time charters to maintain cash flow stability without losing our ability to participate in strong spot markets. Our general objective is for revenue from our time chartered vessels to cover the following fixed expenses: company-wide general and administrative expense, total interest expense and operating expenses of the time chartered vessels. Our balanced chartering strategy helped us to be profitable even in the weak market conditions that prevailed from the second quarter of 2001 into the fourth quarter of 2002, a time during which many of our competitors had quarterly or longer periods in which they lost money.

     We also believe that when historically high rates for multiple year time charters are available, the Company should take advantage of the situation and lock in those rates. During 2005 and 2006, we have increased the amount of contracted revenue significantly, with more vessels on charter and more long-term revenue contracted than in the past. We have 33 of our 46 vessels on time charter.

     The following table reflects our contracted TC revenue through 2009:

Time Charter Revenue:
	Actual
(in millions)	2005	2006	2007	2008	2009

TC Revenue	$139.8	$207.6	$197.4	$148.2	$73.6
Number of Vessels(a)	21	30	27	17	10

(a)      Number of vessels at the end of each year.

Note:	TC revenue is the amount contracted to date in the table above and does not include projections (such as for profit sharing) other than for expected delivery dates of newbuildings and offhire relating to drydock.

     Our use of time charters also mitigates in part the seasonality of the spot market business. Ten of our thirteen Suezmax tankers operate in the spot market, which allows us to capitalize on a strong charter rate environment, as has been the case since 2003. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weaker in the second and third quarters. We also have several contracts of affreightment (“COAs”), which are agreements whereby the shipowner is hired to move an agreed amount of cargo on an agreed route at a set price per ton, similar to spot charters. COAs can have a fixed rate or market–related rate. Our existing COAs are of shorter duration than most of our time charters, but serve the same function. Finally, in late 2004, we commenced trading in freight futures or the “paper market.” We can take a “long” position, which is similar in effect to chartering in a vessel (i.e. it is speculative) or a “short” position, which is similar in effect to time chartering out a vessel. COAs and freight futures are additional means of balancing risks in our business.

     Deployment of Capital

     We have been successful with a fleet growth strategy, and our preference would be to continue building our fleets of Suezmax tankers and product carriers as market conditions and opportunities warrant, while maintaining a prudent debt-to-total capitalization ratio. However, from late 2004 until now, the values of tankers in the sale/purchase market have risen while our stock price has remained relatively flat, and rather than acquiring additional vessels, the Company has acquired a substantial number of shares of its common stock (15,035,000 shares at a cost of $269,933,000 from January 1, 2005 to December 31, 2005). We have determined that repurchasing our stock has been more attractive than buying additional assets. At the same time, we have sold our four oldest Suezmax tankers and done sales with charters back of a Suezmax tanker and two Panamax product carriers as well as having sold our last two non-double hull vessels. We have acquired two Suezmaxes via seven year time charters and taken delivery of eight product carriers previously ordered or purchased.

     The Company has maintained a stable total debt-to-total capitalization, which was 54% at December 31, 2005 and has remained between 50% and 55% for the past five years. With approximately $300 million from sales of five vessels being received in the first half of 2006, we expect to reduce outstanding indebtedness substantially.

     Enter into Strategic Alliances

     Working with other companies in our industry provides us with superior market information, scheduling efficiencies and access to expertise. It provides opportunities to reduce ballast time that may result in higher earnings for our vessels. Our spot market tankers are marketed through a marketing alliance known as Alliance Chartering LLC (“Alliance”) with another large Suezmax tanker operator, Frontline Ltd. Since December 2003, our spot market Suezmax tankers have been pooled in the Gemini Pool (“Gemini”), which currently includes OMI’s Suezmaxes and seven Suezmaxes owned by other participants. This pool for double hull Suezmax vessels is operated by Gemini Tankers LLC, a wholly owned subsidiary of OMI, and marketed by Alliance.

Our Fleet

     The following tables set forth additional detail about our fleet. All vessels are double hull. Our current fleet consists of two segments: crude oil and product carrier (“clean”) vessels.

EXISTING FLEET

		Year		Charter
Name of Vessel	Type of Vessel	Built	Dwt	Expiration

CRUDE OIL FLEET:

Wholly-Owned:

ARLENE	Suezmax	2003	165,293	SPOT
INGEBORG	Suezmax	2003	165,293	SPOT
SOMJIN	Suezmax	2001	160,183	SPOT
DELAWARE	Suezmax	2002	159,452	SPOT
DAKOTA	Suezmax	2002	159,435	SPOT
ADAIR	Suezmax	2003	159,199	SPOT
ANGELICA	Suezmax	2004	159,106	SPOT
JANET	Suezmax	2004	159,100	SPOT

			1,287,061

Chartered-in:

POTOMAC	Suezmax	2000	159,999	May-12(P)
CAPE BONNY	Suezmax	2005	159,062	SPOT
CAPE BASTIA	Suezmax	2005	159,156	Apr-09
OLIVER JACOB	Suezmax	1999	157,327	SPOT
MAX JACOB	Suezmax	2000	157,327	May-12(P)

			792,871

Total Crude Oil Fleet			2,079,932

CLEAN FLEET:

Wholly-Owned:

NECHES	Handymax	2000	47,052	Oct-07
SAN JACINTO	Handymax	2002	47,038	Apr-08
MOSELLE	Handymax	2003	47,037	Feb-09
GUADALUPE	Handymax	2000	47,037	Apr-08
AMAZON	Handymax	2002	47,037	Apr-08
THAMES	Handymax	2005	47,036	Oct-06
ROSETTA	Handymax	2003	47,015	Mar-09
LAUREN	Handymax	2005	46,955	Dec-07(P)
JEANETTE	Handymax	2004	46,955	Mar-08(P)
HORIZON	Handymax	2004	46,955	Dec-08
KANSAS(1)	Handymax	2006	46,922	Apr-09(P)
WABASH(2)	Handymax	2006	46,893	Mar-08(P)
BRAZOS	Handymax	2005	46,889	Dec-08
RUBY	Handysize	2004	37,384	SPOT
ORONTES	Handysize	2002	37,383	May-10
OHIO	Handysize	2001	37,278	May-10
GARONNE	Handysize	2004	37,278	Apr-09(P)
ASHLEY	Handysize	2001	37,270	SPOT
MARNE	Handysize	2001	37,230	SPOT
GANGES	Handysize	2004	37,178	SPOT
LOIRE	Handysize	2004	37,106	Feb-09(P)

Our Fleet (continued)

		Year		Charter
Name of Vessel	Type of Vessel	Built	Dwt	Expiration

FOX	Handysize	2005	37,006	May-10(P)
RHINE(3)	Handysize	2006	36,993	SPOT
TEVERE	Handysize	2005	36,990	Jul-10(P)
SAONE	Handysize	2004	36,986	Jul-09(P)
TRINITY	Handysize	2000	35,834	Mar-10
MADISON	Handysize	2000	35,828	Mar-10
RHONE	Handysize	2000	35,775	May-07(P)
CHARENTE	Handysize	2001	35,751	Sep-06(P)
ISERE	Handysize	1999	35,438	Sep-06(P)
SEINE	Handysize	1999	35,407	Aug-08

			1,270,936

Chartered-in:

TAMAR	Panamax	2003	70,362	Jul-08
OTTAWA	Panamax	2003	70,297	Apr-08

			140,659

Total Clean Fleet			1,411,595

Total Current Fleet			3,491,527

(1)      Vessel delivered in March 2006.
(2)      Vessel delivered in January 2006.
(3)      Vessel delivered in February 2006.
(P)      Time charters with profit sharing.

     The following two product carriers are to be delivered in 2006:

	Type of	Date To Be	Charter
Name of Vessel	Vessel	Delivered	Dwt	Expiration

Vessels Under Construction:
REPUBLICAN	Handymax	Apr-06	47,000	May-09(P)
PLATTE	Handymax	May-06	47,000	Jun-09

Total Vessels Under Construction			94,000

Total Fleet with Vessels to be Delivered			3,585,527

(P)      Time charter with profit sharing.

     During the first quarter of 2006, the Company agreed to sell and bareboat charter back the Panamax product carriers OTTAWA and TAMAR, to sell three Suezmax tankers, the POTOMAC (which will be time chartered back to OMI), the SACRAMENTO and HUDSON. The deliveries are expected to occur by early in the second quarter of 2006, and the current fleet list reflects all such deliveries having been made.

Segment Information

     Consistent with industry practice, we use time charter equivalent, or TCE revenue, which comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market (“spot”). TCE revenue serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

     The following is a summary by percent of Time Charter Equivalent Revenues by major operating segments (also refer to Note 12 of Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K) for each of the three years in the period ended December 31, 2005:

	For the Years Ended December 31,
	2005	2004	2003

Time Charter Equivalent Revenues:
Crude Oil Fleet	60%	72%	54%
Product Carrier Fleet	40%	28%	46%

Total	100%	100%	100%

Operations

     There are two central aspects to the operation of our fleet:

  Commercial Operations, which involves chartering a vessel; and

  Technical Operations, which involves maintaining, crewing and insuring a vessel.

     Our office staff, either directly or through a subsidiary, provides the following services:

  commercial operations and technical supervision;

  safety monitoring;

  vessel acquisition, construction management and oversight; and

  financial, accounting and information technology services.
     Commercial Operations

     We arrange voyage charters for vessels that we operate in the spot market and time charters for vessels for which we seek longer term commitments. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a “spot market” charter, which generally lasts from two to ten weeks. Our vessels in the spot market may spend time idle waiting for business or may have to be “laid up” if the markets are especially weak for protracted periods.

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

     We charter our vessels for varying periods, ranging from a single voyage, as in the case of our spot market charters, to multiple years, as in the case of our long-term time charters. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs. In addition, there is also a profit sharing element in fifteen of our existing time charters that allows us to further capitalize on the upside of the spot market without undue risk. Operating vessels in the spot market affords us greater speculative opportunity to capitalize on fluctuations in the spot market: when vessel demand is high, we earn higher rates; but when demand is low, our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control.

     As a general matter, spot rates are high during the fourth and first quarters of the year, due to increases in demand for heating oil in the Northern Hemisphere, and effectively reduced supply of vessels due to dislocations resulting from harsher weather.

     Crude Oil Tankers

     Our Suezmax tankers are commercially managed by Alliance Chartering LLC, a marketing alliance operated in conjunction with Frontline Ltd., another large Suezmax tanker operator. Alliance currently manages approximately 40 Suezmax tankers, including the Suezmax fleets of Frontline Ltd. and several smaller owners. The overall size and quality of the fleet give us access to market information and improve our vessel utilization.

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

     Under an arrangement that commenced in December 2003, we have pooled all of our spot market Suezmax tankers with Suezmax tankers owned by several shipowners in a pool called “Gemini Tankers.” The pool now has eighteen Suezmaxes. Alliance commercially manages the vessels in the pool and revenues are paid into the pool for the vessel performing the charter. Revenues received by the pool are shared by the Company and the other shipowners according to an agreed formula.

     Product Carriers

     Our product carriers are available for spot market voyages, contracts of affreightment or time charters and are commercially managed by us. Thirty of our 35 product carriers (including the two to be delivered to us) are on time charter. The charterers of time chartered vessels decide where to send the vessels to load and discharge. We trade our other product carriers in the spot market.

     Technical Operations

     All of our owned vessels are operated and managed on a technical basis by our wholly owned subsidiary, OMI Marine Services LLC, which has offices in Houston, Texas and Stamford, Connecticut. Technical management involves crewing, maintaining and insuring the vessels and arranging for vetting by customers, potential customers and others. OMI Corporation provides certain services to OMI Marine Services LLC, including arranging insurance and providing claims services. OMI Marine Services LLC currently obtains crews through Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), an unaffiliated crewing agent in Mumbai, India. OMCI provides crews, most of whom are from India. In addition to operating the vessels during voyages, the crews perform general maintenance, sometimes with the help of additional personnel. A portion of our technical management is subcontracted to the crewing agent who has access to many seamen who have previously served on our vessels and therefore have knowledge of our ships and experience with our operations.

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

     Our vessels are inspected often by customers, potential customers, regulatory authorities and by us. We also drydock our vessels periodically as required by applicable regulations or earlier, as appropriate. Our employees prepare specifications for and observe the performance of the drydockings to ensure proper performance. The five Suezmax vessels we charter-in are managed by their respective owners or their appointees, who provide crews and all technical services for these vessels and also obtain required vettings from major oil companies. We will manage the two Panamax product carriers under terms of the bareboat charters.

     Competition

     The international shipping industry is highly competitive with many market participants. There are approximately 3,300 tankers aggregating approximately 326 million dwt, and the largest tanker owner has less than 5.0% of the total market dwt. The refined petroleum products transport segment is even more fragmented than the crude oil transport segment with the largest fleet being approximately 2.6% of the segment.

     In the spot market, our vessels compete with all other vessels that satisfy the size and availability requirements specified by a customer. Competition in the spot market is based primarily on price, although many charterers are becoming more selective with respect to the quality of vessel they charter, focusing on a number of factors, including age, ship specifications, such as double hulls, reliability and quality of operations. Our competitors in the crude oil and products transport market are mainly privately owned fleets and some government owned fleets. We also compete with oil companies and traders who own or charter-in vessels. Competition for voyage charters may also include vessels that are in other classes. For example, our Suezmax tankers compete with VLCC tankers in certain markets and with Aframax tankers in other markets.

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

Employees and Labor Relations

     As of December 31, 2005, we had approximately 68 office employees. Additionally, there are in aggregate approximately 1,250 seagoing personnel on board our vessels at any one time.

     Our agent signs labor contracts with labor organizations in India that represent seagoing personnel. We are not a party to these contracts. One of these contracts is with a union representing the ratings, or non-officer, seagoing personnel and another is with a union representing officers. Our labor relations historically have been good and we expect these positive relations to continue.

Customers

     No customer provided 10% or more of consolidated revenue in 2005.

     In 2004 and 2003, the Company received revenue from Chartering and Shipping S.A. (an affiliate of Total) of $67,327,000 and $34,305,000, respectively; in 2004, we received from Chevron Transport Corp. $53,966,000; and in 2003, we received from El Paso Corporation $43,254,000 .

     We note that a loss of any particular customer is irrelevant in the spot market, as other customers are always available, and relevant in the time charter market only to the extent the time charter rate with that customer exceeds the then current time charter or spot market rate.

Regulations

     Environmental Regulations

     Our operations are affected by U.S. federal, state and foreign environmental protection laws and regulations, particularly OPA 90, CERCLA, the U.S. Port and Tanker Safety Act, the Act to Prevent Pollution from Ships, regulations adopted by the International Maritime Organization (the “IMO”) and the European Union (the “EU”), various volatile organic compound emission requirements, the IMO/U.S. Coast Guard pollution regulations and various Safety of Life at Sea (“SOLAS”) amendments, as well as the regulations described below. Compliance with these laws and regulations entails additional expense, including vessel modifications and implementation of certain operating procedures.

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

     We believe that we are in compliance with OPA 90, CERCLA and all applicable state regulations in U.S. ports where our vessels call.

     International Requirements

     Similar laws and regulations have been adopted by the EU and by the IMO, which phase out non-double hulled tankers at different periods from OPA 90. As a result, some vessels that are eligible to trade internationally will be unable to carry cargo to or from the United States, and some vessels that may trade in the U.S. will be unable to trade elsewhere.

     The European Parliament’s Regulation No. 1726/2003, effective October 21, 2003, provides for an accelerated phase out of non-double hull tankers. Specific phase-out dates depend upon the year of construction and whether the tanker has segregated ballast tanks, among other factors. In addition, non-double hull tankers cannot carry heavy grades of oil to or from member ports, and commencing in 2005 all single hull tankers above 15 years of age must comply with a condition assessment program to enter or leave member states’ ports. In December 2003, IMO announced the adoption of a revised accelerated phase out schedule for single hull tankers along with other measures, including an extended application of the condition assessment program for single hulled tankers 15 years old or older and a ban on the carriage of certain heavy grades of oil in single hulled tankers, all of which entered into force April 5, 2005. IMO rules allow flag states to permit single hull tankers with segregated ballast and smaller tankers to operate beyond 2010, but the tanker must not be in operation beyond the date of delivery in 2015 or the date on which the tanker becomes 25 years old, whichever is earlier and must satisfactorily complete a mandated condition assessment program.

     We do not have any non-double hull vessels.

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

     Non-compliance with the ISM Code and other IMO regulations may subject the shipowner to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. Both the U.S. Coast Guard and EU authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in U.S. and EU ports, as the case may be. All of our vessels comply with the IMO regulations that pertain to them.

     Inspections

     Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities such as the U.S. Coast Guard, harbor master or equivalent, classification societies, flag state administration or country of registry, charterers, and particularly terminal operators and major oil companies that conduct frequent vessel inspections.

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

     We have arranged for insurance covering our vessels in line with currently prevailing industry practice for fleets comparable to ours. Our insurance policies include:

     Hull and Machinery. We maintain marine hull and machinery and war risks insurance, and increased value coverage, which includes the risk of actual or constructive total loss for all of our vessels. Each of our vessels is insured for approximately its fair market value, with deductibles generally ranging from $100,000 to $200,000 per vessel per incident.

     Protection and Indemnity (“P&I”) Insurance. We maintain P&I insurance for pollution and spillage of up to $1 billion, and for war and terrorist-related acts of $200 million, in each case per occurrence per vessel. P&I insurance is provided by mutual marine indemnity associations, or “P&I Clubs,” formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members. Each P&I Club has capped its exposure to each of its members at $4.25 billion; each member’s potential exposure to the P&I Club is not otherwise limited. Deductibles vary up to $25,000 per claim, depending on the nature of the claim. As with other forms of mutual insurance, the members of each P&I Club share in the benefits if the overall results of the P&I Club are favorable and are liable for additional payments when and if required.

     Value of Assets and Cash Requirements

     Although the replacement costs of comparable new vessels may be above the book value of OMI’s fleet, the market value of OMI’s fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other shipowners, OMI continually considers asset redeployment, which at times includes the sale of vessels at less than their book value.

OMI’s results of operations and cash flow may be significantly affected by future charter markets.

     Taxation of Operating Income

     We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule. We can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our U.S. source shipping income, which constitutes not more than 50% of our gross shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

     We are subject to various other taxes, such as on our non-shipping income in the United States, and certain local taxes.

     Under current law, we will not be subject to income taxation under the laws of the Republic of the Marshall Islands, and distributions to us by our subsidiaries also will not be subject to any Republic of the Marshall Islands tax.

GLOSSARY OF SHIPPING TERMS

Aframax	means a tanker of 80,000 to 120,000 dwt.

Backhaul	when a vessel loads a cargo near the vessel’s prior discharge port and transports the cargo near the next load port.

Bareboat	means a charter from another vessel owner for use by the
Company, and the Company is responsible for the vessel
expenses, drydocking and capital improvements of the vessel.

Ballast	a vessel is in ballast when it is steaming without cargo and is usually loaded down with seawater for stability.

Bunker	fuel oil used to operate a vessel’s engines and generators.

b/d	means barrels per day.

Charter	is a contract entered into with a customer for the use of a vessel for a specific voyage at a specific rate per unit of cargo, or for a specific period of time at a specific rate per unit (day or month) of time.

Charterer	means the customer who hires a vessel to perform charter.

Chartered-in	means a charter from another vessel owner for use by the
Company; if the charter is a time charter the owner is
responsible for the vessel expenses, drydocking and capital
improvements of the vessel, and if it is a bareboat charter, we are responsible for such expenses.

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
rate or a market-related rate. An example would be two
shipments of 70,000 tons per month for the next two years at the prevailing spot rate at the time of each loading.

Crude oil tanker	means a tanker vessel designed to carry crude oil or low
grade oil products.

Demurrage income	refers to income included in voyage revenue, and is the
revenue earned when the loading and discharging time exceeds the stipulated time in the voyage charter and is not the
responsibility of the shipowner.

Double bottomed	refers to a vessel with an inner and outer bottom separated by void space.

Double hull	refers to a vessel with an inner and outer side and bottom
separated by void space.

Double sided	refers to a vessel with an inner and outer side separated by void space.

Drydocking	is the performance of repairs and maintenance while a vessel
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
surveyor that takes place every four to five years.

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
loading and unloading. The charterer pays all voyage expenses such as fuel, canal tools, and port charges, while the shipowner pays all normal vessel expenses.

Time Charter Equivalent or TCE	the Time Charter Equivalent or “TCE” is voyage revenues less voyage expenses, and serves as an industry standard for
measuring and managing fleet revenue.

Tonne-mile	means tonnes carried by a vessel multiplied by the distance
traveled.

Tonne	means a metric ton which is 1,000 kilograms or 2,204.6 pounds.

Trading	means finding business and negotiating terms.

ULCC	means an Ultra Large Crude Carrier, of greater than 320,000
dwt.

Vessel expense	refers to fixed expenses (as opposed to voyage expenses) to
operate the vessel, such as crew, maintenance and repair, and insurance.

Vetting	refers to the process by which a vessel or company is inspected and appraised.

VLCC	means a Very Large Crude Carrier, of 200,000 - 320,000 dwt,
which generally transports two million barrels or more of
crude oil.

Voyage “Spot” charter	is a charter under which a charterer pays a transportation
charge for the movement of a specific cargo between two or
more specified ports. The shipowner pays all vessel and
voyage expenses. Vessels performing voyage charters are said to be in the spot market.

Voyage expense	refers to expenses incurred due to a vessel traveling (as
opposed to vessel expenses) to a destination, such as fuel
cost, port fees and canal fees.

War risk insurance	is insurance for repair or replacement of a damaged or lost
vessel due to risks of war.

Item 1A.      RISK FACTORS

     The Company is subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply of critical parts for vessels causing disruptions, government legislation and regulation, and natural causes.

     Management believes that the most significant potential risk factors faced by the Company, not necessarily in order of priority, are the following:

RISKS RELATED TO OUR INDUSTRY

THE NATURE OF OUR BUSINESS AND OUR FLEET MAKES OUR OPERATIONS DEPENDENT
UPON FLUCTUATIONS IN THE OIL AND PETROLEUM PRODUCTS MARKETS

     Our operating fleet consists of crude oil tankers and refined petroleum product carriers. As a result, our business is sensitive to changes in factors affecting the petroleum business and the transportation of crude oil and refined petroleum products.

     The demand for tanker capacity to transport crude oil and other petroleum products is influenced by among other factors:

  increases and decreases in crude oil production, particularly by OPEC and other key producers, and in the demand for crude oil and petroleum products;

  global and regional economic and political conditions;

  developments in international trade;

  environmental concerns and regulations;

  weather;

  substitution by, and availability of, alternate energy sources; and

  changes in seaborne and other transportation patterns.

     A change in any one of these factors could materially affect the demand for tanker capacity and charter rates. Historically, the crude oil and petroleum products markets have been volatile as a result of the many conditions and events that affect these factors.

THE INTENSE COMPETITION AND POTENTIAL FINANCIAL RESOURCES OF OUR
COMPETITORS COULD AFFECT OUR MARKET POSITION

     Competition in virtually every aspect of our business is intense. Competition in the ocean shipping industry varies primarily depending on the nature of the contractual relationship and the kind of commodity being shipped. We compete with other tanker owners, including major oil companies, and independent companies. Some international fleets are government-owned and some of our competitors have greater financial resources than we do. There can be no assurance that our competitive position will not erode in the future.

     To the extent that we enter new geographic areas or tanker market segments or provide new services, there can be no assurance that we will be able to compete successfully in entering such markets or market segments or in providing such services. New markets may involve competitive factors that differ from those of our current market segments and may include participants that have greater financial strengths and capital resources than those available to us, which could limit our ability to profitably compete.

AN INCREASE IN THE SUPPLY OF TANKER CAPACITY WITHOUT AN INCREASE IN DEMAND
FOR TANKER CAPACITY WOULD LIKELY CAUSE CHARTER RATES TO DECLINE, WHICH
COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFITABILITY

     The supply of tankers generally increases with deliveries of new vessels and decreases with the scrapping of older vessels, conversion of vessels to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. Currently there is significant newbuilding activity with respect to virtually all sizes and classes of tankers. If the amount of tonnage delivered exceeds the number of vessels being scrapped, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not, the charter rates paid for our vessels could materially decline. Such a decline in charter rates would likely have a material adverse effect on our revenues and profitability.

OUR EXPOSURE TO THE SPOT MARKET COULD CAUSE OUR RESULTS OF OPERATIONS TO
MATERIALLY DECLINE

     A significant portion of our revenue is traditionally generated in the spot market. The spot market is highly competitive and spot rates are subject to significant fluctuations. In the past, there have been situations where available spot rates declined below the operating costs for our vessels. Spot rates are affected by world economics, international events, weather conditions, strikes, government policies, supply and demand, and many other factors beyond our control. We cannot assure you that spot charters will be available at rates that will be sufficient to enable our vessels to be operated profitably.

OPERATION OF TANKERS CARRIES INHERENT RISKS THAT MAY NOT ALL BE COVERED BY
INSURANCE

     The operation of any ocean-going vessel, and the transportation of crude oil and refined petroleum products, carry inherent risks. These risks include: the possibility of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, collisions, human error, war, terrorism, piracy, labor stoppages, business interruptions due to political action, hostilities, boycotts and other circumstances or events including spills and other environmental mishaps, as well as other liabilities arising from owning and operating vessels in international trade. Our business is affected by these risks and others, including collisions, property loss to the vessels, or cargo loss or damage.

     We cannot assure you that all risks are adequately insured against, that any particular claim will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. In particular, more stringent environmental regulations at times in the past have resulted in increased costs for, and in the lack of availability of, insurance against the risks of environmental damage or pollution.

     Under the terms of our vessel liability insurance programs, we are subject to calls payable to cover losses incurred by other members of the insurance associations. A catastrophic loss by one ship owner might result in us being required to pay a significant amount to the marine indemnity associations, which could adversely impact our business and financial condition.

WE ARE SUBJECT TO POLITICAL AND OTHER RISKS THAT MAY AFFECT CHARTER RATES
AND OUR VOYAGES

     Due to the international nature of our business and the fact that our vessels operate around the world, we are exposed to many risks, including changing economic, political and social conditions in countries where we do business or where our vessels are registered or flagged as well as war, terrorism or piracy. These factors may affect charter rates and the length and safety of voyages and ultimately may adversely affect our results of operations. In addition, because of such inherent risks, our ships may be precluded from sailing into areas of hostility.

     Additionally, as our corporate headquarters are located in the United States and as most of our officers and directors are U.S. citizens, we are subject to U.S. laws that restrict the countries with which our vessels may trade. U.S. law restricts our ability to send vessels to ports in certain countries including Iran, which is a significant oil exporting country. The countries subject to U.S. trade restrictions may change over time. To the extent that our competitors may accept charters to and from these countries, they have a competitive advantage over us.

ENVIRONMENTAL REGULATIONS EXPOSE US TO LIABILITY, AND COMPLIANCE WITH SUCH
REGULATIONS COULD REQUIRE SIGNIFICANT EXPENDITURES AND AFFECT OUR CASH
FLOW AND NET INCOME

     Our operations are affected by extensive and changing international, national and local environmental protection laws, regulations, treaties and conventions in force in the countries in which our vessels operate as well as the countries of their registration. Many of these requirements are designed to reduce the risk of oil spills and other pollution, and our compliance with these requirements can be costly.

     The United States Oil Pollution Act of 1990 (“OPA 90”) affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, which has been adopted by most countries outside of the U.S., imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries.

     OPA 90 provides for the phase out of all non-double hulled tankers that carry oil in bulk in U.S. waters. The International Maritime Organization and the European Union also have adopted similar regulations applicable to vessels in international waters. The Company does not have any non-double hull vessels at this time and is therefore not adversely affected by these regulations.

SEASONAL VARIATIONS IN OPERATING RESULTS AND SIGNIFICANT CHANGES IN CHARTER
RATES MAY AFFECT OUR REVENUES AND PROFITABILITY

     We operate our tankers in markets that have historically exhibited seasonal variations in demand and, therefore, spot rates. Tanker markets are typically stronger in the winter months as a result of increased oil consumption in the northern hemisphere and unpredictable weather patterns in the winter months and other seasonal factors affecting supply, which tend to disrupt vessel scheduling. The oil price volatility resulting from these factors has historically led to increased oil trading activities. As a result, our revenues and profitability have historically been weakest during the second quarter and early part of our third quarter.

ADDITIONAL LAWS AND REGULATIONS MAY LIMIT OUR ABILITY TO DO BUSINESS OR
INCREASE OUR COST TO DO BUSINESS

     We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner or charterer. New laws and regulations, environmental or otherwise, may be adopted that could limit our ability to do business or increase the cost of our doing business and that may have a material adverse effect on our operations.

BECAUSE THE MARKET VALUE OF VESSELS MAY FLUCTUATE SIGNIFICANTLY, WE MAY
INCUR LOSSES WHEN WE SELL VESSELS, WHICH COULD ADVERSELY AFFECT OUR
FINANCIAL RESULTS

     The market value of oil tankers may vary significantly over time based upon various factors, including: general economic and market conditions affecting the tanker industry; number of vessels in the world fleet, types and sizes of vessels available, changes in trading patterns affecting demands for particular sizes and types of vessels, cost of newbuildings, prevailing level of charter rates, the laws and regulations governing the shipping industry, and technological advances in vessel design and propulsion. Declining vessel values could affect our ability to replace existing financings upon their expiration as well as raise cash generally, and thereby could adversely impact our liquidity. In addition, declining vessel values could result in a breach of certain loan covenants, which could give rise to events of default under the relevant financing agreements. There can be no assurance that the market value of our vessels will not decline, nor can there be any assurance that the market value of the vessels that are currently under construction or on order will not decline during the construction process.

OUR VESSELS COULD BE ARRESTED BY MARITIME CLAIMANTS, WHICH COULD RESULT IN A
SIGNIFICANT LOSS OF EARNINGS AND CASH FLOW FOR THE RELATED OFF-HIRE PERIOD

     Crew members, suppliers of goods and services to our vessels, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by either arresting or attaching a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings and cash flow for the related off-hire period.

     In addition, international vessel arrest conventions and certain national jurisdictions allow so-called “sister ship” arrests, that allow the arrest of vessels that are within the same legal ownership as the vessel that is subject to the claim or lien. Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any “associated” vessel. In nations with these laws, an “association” may be recognized when two vessels are owned by companies controlled by the same party. Consequently, a claim may be asserted against us, any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.

TERRORIST ATTACKS, INCREASED HOSTILITIES OR WAR COULD LEAD TO FURTHER
ECONOMIC INSTABILITY, INCREASED COSTS AND DISRUPTION OF OUR BUSINESS

     Terrorist attacks, such as the attacks that occurred in the United States on September 11, 2001 and the bombings in Spain on March 11, 2004, and the current conflicts in Iraq and Afghanistan and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not know at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

     Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

COMPANY SPECIFIC RISK FACTORS

AFFECTS OF INDEBTEDNESS

     The shipping industry is capital intensive, traditionally using substantial amounts of indebtedness to finance vessel acquisitions, capital expenditures and working capital needs. Our lenders have imposed financial and other covenants that require liens on the vessels financed and the cash flow they generate and limit borrowing availability based on the value of the collateral pledged. Bank borrowings are generally at variable rates, causing us to be sensitive to changes in prevailing interest rates. This may influence our ability to raise additional capital to fund our operations or vessel acquisitions.

     Our substantial leverage and financial covenants could affect our ability to incur additional indebtedness or engage in certain transactions.

     The degree to which we are leveraged now or in the future could have important consequences to common stockholders, including the following:

  our ability to obtain additional financing for working capital, capital expenditures and vessel acquisitions may be impaired;

  a substantial portion of our cash flow from operations may have to be dedicated to the payment of the principal of and interest on our indebtedness;

  our leverage may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

  we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition or regulation;

  rising interest rates could have a material adverse effect on us since a substantial portion of our indebtedness bears interest at variable rates; and

  if we are unable to service our debt our creditors could accelerate our debt and foreclose on our fleet.

WE MAY BECOME SUBJECT TO U.S. FEDERAL INCOME TAXATION ON OUR U.S.-SOURCE
SHIPPING INCOME

     We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule. We can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our U.S.-source shipping income, which constitutes not more than 50% of our gross shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

FORWARD FREIGHT AGREEMENTS

     The Company uses forward freight agreements (“FFAs”) as a hedge to protect against declines in rates for vessels in the spot market. We also speculate with FFAs by taking long positions (if the rates increase (decrease) we have a gain (loss)). To the extent we make trades in FFAs and our market analysis is incorrect, we may reduce potential gains or incur losses.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND
RETAINING SKILLED EMPLOYEES

     Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results.

WE MAY FACE UNEXPECTED DRYDOCK COSTS FOR OUR VESSELS

     Vessels must be drydocked periodically. The cost of repairs and renewals required at each drydock are difficult to predict with certainty and can be substantial. Our insurance does not cover these costs. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Our insurance may not cover all of these costs. Large drydocking expenses could significantly decrease our profits.

WE MAY NOT BE SUCCESSFUL MAINTAINING OUR BUSINESS

     Maintaining our business, and growing it as opportunities arise, is critical to our strategy. We may not be successful in expanding our operations and any expansion may not be profitable. Our future growth will depend upon a number of factors, both within and outside of our control. These include:

  our identification of new markets;

  our acceptance by new customers;

  our identification and acquisition on favorable terms of acquisition candidates;

  our successful integration of any acquired businesses with our existing operations;

  our ability to hire and train qualified personnel; and

  our ability to obtain required financing.

     The failure to effectively implement our growth strategy and deal with these factors could harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO RENEW TIME CHARTERS WHEN THEY EXPIRE

     Our ability to maintain long-term business is predicated upon our vessels and operations being of high quality and upon the reputation of the Company and management. Loss of quality, or perception of such loss, may inhibit our ability to obtain new long-term business, which is essential to our strategy. Most of our vessels operate on time charters. We cannot assure you that these time charters will be renewed, or if renewed, that they will be renewed at favorable rates. If, upon expiration of the existing time charters, we are unable to obtain time charters or voyage charters at rates comparable to those received under existing charters, our profitability may be adversely affected.

     If a time charter is terminated before expiration due to default or agreement, the vessel may be redelivered to us at times when we are unable to obtain rates that are as profitable as those on the terminated time charter, or not profitable at all. Several charterers have time charters on more than one of our vessels. Termination of several charters at one time, under the above circumstances, could materially impact our profitability.

WE MAY NOT BE ABLE TO PAY DIVIDENDS

     Our Board of Directors currently intends on paying a quarterly dividend. Any determination by the Board to pay dividends in the future will be at their discretion and will depend upon the results of our operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock may be volatile. Factors that could cause that volatility include:

  fluctuations in our annual or quarterly financial results or those of our competitors;

  failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders or changes by securities analysts in their estimates of our future earnings;

  the perceived risks associated with our possible future issuances of additional shares of common stock, unfavorable publicity; and

  changes in environmental and other laws or regulations that adversely affect our industry or us.

WE MAY ISSUE PREFERRED STOCK WHOSE TERMS COULD ADVERSELY AFFECT THE
VOTING POWER OR VALUE OF OUR COMMON STOCK

     Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors may determine. The terms of one or more series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might afford holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions.

PROVISIONS IN OUR CORPORATE DOCUMENTS COULD DELAY OR PREVENT A CHANGE IN
CONTROL OF OUR COMPANY, EVEN IF SOME OF OUR STOCKHOLDERS BELIEVED IT WOULD BE BENEFICIAL

     The existence of some provisions in our corporate documents could delay or prevent a change in control of our Company, if the board of directors were opposed to the change of control. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our Company difficult, including:

  provisions relating to the classification, nomination and removal of our directors;

  provisions limiting the right to call special meetings of our stockholders; and

  the authorization given to our board of directors to issue and set the terms of preferred stock.

     In addition, we have adopted a stockholder rights plan that would cause extreme dilution to any person or group who attempts to acquire a significant interest in OMI without advance approval of our Board of Directors.

OUR INFORMATION TECHNOLOGY SYSTEMS ARE CRITICAL TO OUR BUSINESS AND A
FAILURE OF THOSE SYSTEMS COULD MATERIALLY HARM OUR BUSINESS

     We depend on our ability to store, retrieve, process and manage a significant amount of information. If our information technology systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE
WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE
EFFECT ON OUR BUSINESS, STOCK PRICE AND INCREASE OUR COSTS

     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NYSE have promulgated new rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers. Compliance with these new rules has increased our legal and accounting costs, in 2005 and 2004, which were the first two years of compliance. We expect our compliance costs to continue; however, absent significant changes in related rules (which we cannot assure), we anticipate these costs may be lower in future years as we become more efficient in our compliance processes. Additionally, if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

WE ARE NOT A U.S. CORPORATION, AND THE HOLDERS OF SECURITIES MAY BE SUBJECT TO
THE UNCERTAINTIES OF A FOREIGN LEGAL SYSTEM IN PROTECTING THEIR INTERESTS

     Our corporate affairs are governed by our articles of incorporation and by-laws and by the corporate laws of the Marshall Islands. There have been few judicial cases interpreting the respective corporate laws of the Marshall Islands. Our security holders may have more difficulty in protecting their interests in the face of actions by the management, directors or controlling shareholders than would security holders of a corporation incorporated in a U.S. jurisdiction.

IT MAY NOT BE POSSIBLE FOR OUR INVESTORS TO ENFORCE U.S. JUDGMENTS AGAINST US

     Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located would:

  enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws; or

  enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

Item 1B.      UNRESOLVED STAFF COMMENTS

     None.

Item 2.      PROPERTIES

     OMI leases office space adequate for its needs in Stamford, Connecticut; Houston, Texas; and London, England. For a description of other non-real properties, see Our Fleet in Part I, Item 1. Business section.

Item 3.      LEGAL PROCEEDINGS

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2005.

Item 4A.      OFFICERS AND DIRECTORS

     Set forth below is certain information with respect to our management and directors as of March 10, 2005.

Name	Age	Position
Craig H. Stevenson, Jr.	52	Chairman of the Board, Chief Executive Officer
Robert Bugbee	45	President and COO; Director
Kathleen C. Haines	51	Senior Vice President, Chief Financial Officer and Treasurer
Cameron Mackey	38	Senior Vice President, OMI Marine Services LLC
Fredric S. London	58	Senior Vice President, General Counsel and Secretary
Stavros Skopelitis	59	Vice President
James D. Woods	74	Director
James N. Hood	71	Director
Michael Klebanoff	85	Director
Philip J. Shapiro	53	Director
Donald C. Trauscht	72	Director

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

     The following descriptions of occupations or positions that the executive officers and directors of the Company have held during the last five years:

     Craig H. Stevenson, Jr. was appointed President and Chief Executive Officer of the Company and elected Chairman of the Board in 1998, when the Company was spun off from OMI Corp. (“Old OMI”). He was President until January 2002 when Mr. Bugbee was promoted from Executive Vice President to President of the Company. Mr. Stevenson had been Chief Executive Officer of Old OMI since January 1997 and President of Old OMI since November 1995.

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

     James D. Woods is Chairman Emeritus of Baker Hughes Inc., one of the largest companies in the oil–services industry, and worked for it and its predecessor from 1955 to 1997. From January 1989 until January of 1997 Mr. Woods was Chairman of the Board and Chief Executive Officer of Baker Hughes Inc. Mr. Woods is also a director of National Oilwell Varco Inc., Esco Technologies, Inc., USEC, Inc., Complete Production Services and Foster Wheeler, Ltd.

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

     Donald C. Trauscht was elected director on December 1, 2000. He has been Chairman of the Board of BW Capital Corporation since 1966. From 1967 to 1995, Mr. Trauscht held a number of positions at Borg Warner Corporation, including Chairman and Chief Executive Officer. Mr. Trauscht is a director of Esco Technologies, Inc. and Bourns, Inc.

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

     OMI trades on the New York Stock Exchange under the symbol “OMM”. As of March 10, 2005 the number of stockholders of record of OMI common stock was approximately 2,181. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

2005 Quarter	1st	2nd	3rd	4th

High	$21.30	$19.94	$20.38	$20.18
Low	$15.21	$16.70	$16.17	$16.47

2004 Quarter	1st	2nd	3rd	4th

High	$11.55	$12.88	$16.12	$22.05
Low	$8.76	$9.36	$11.81	$14.68

Payment of Dividends to Stockholders

     The Company paid dividends on its common stock in the amount of $0.08 per share on April 12, 2005 (to holders of record on March 22), on July 13, 2005 (to holders of record on June 23) and October 12, 2005 (to holders of record on September 29). The Company paid a dividend of $0.08 per share on January 11, 2006 to holders of record on December 30, 2005. In 2005, aggregate payments for dividends were $25.9 million. The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors.

     During 2004, the Board of Directors declared quarterly dividends aggregating $0.22 per share to shareholders of record at designated dates aggregating $18.6 million (the fourth quarter dividend of $6.0 million was declared in November 2004 and paid on January 11, 2005).

Stock Repurchases

     During 2005, OMI repurchased common stock under four authorities: (1) in December 2004, the Board of Directors (the “Board”) approved the purchase of up to 4,250,000 of the outstanding shares of the Company’s common stock; (2) in August 2005, the Board approved the purchase of up to 3,000,000 of the outstanding shares; (3) in September 2005, the Board authorized $70,000,000 to be expended on the repurchase of common stock; and (4) in October 2005, the Board authorized $70,000,000 to be expended on the repurchase of common stock. As of December 31, 2005, the Company had repurchased an aggregate of 15,035,000 shares at an aggregate of $17.95 per share and $159,000 remained available for repurchase under the October $70,000,000 authority.

     During February 2006, the Board approved a repurchase program, authorizing $70,000,000 to be expended on the repurchase of common stock.

     The following table shows the fourth quarter 2005 stock repurchase activity:

			Total Number of
			Shares Purchased	Maximum Number
			As Part of	of Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Program	Programs

October 2005	3,599,000	$17.46	3,599,000	3,699,000
November 2005	3,417,000	18.43	3,417,000	282,000
December 2005	275,000	18.64	275,000	9,000

Total	7,291,000	$17.96	7,291,000

(a)      Remaining shares in each month represent the remaining dollar amount authorized and the average purchase price in the related month.

Restricted Stock

     During the year ended December 31, 2005, the Company awarded 622,847 shares of restricted stock to senior officers, directors and employees pursuant to the Company’s 2003 Stock Incentive Plan; 592,847 shares were awarded in May 2005, with an average grant date fair value of $19.00 per share and 30,000 shares were awarded in February 2005 (20,000 shares were forfeited during the same period) with an average grant date fair value of $18.30 per share.

Equity Compensation Plans

     The following table summarizes information, as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which grants of options and restricted stock have been granted from time to time:

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved
by security holders	79,000	$5.21	2,656,881
Equity compensation plans not
approved by security holders	—	N/A	—

Total	79,000	$5.21	2,656,881

Item 6.      SELECTED FINANCIAL DATA

     Set forth below is selected financial data for the periods and dates indicated. The following data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

OMI CORPORATION AND SUBSIDIARIES

	For the Years Ended December 31,

Income Statement Data:	2005		2004		2003		2002		2001

	(in thousands, except per share data, ratios,
	number of vessels and average age of fleet)
Revenue	$652,367		$564,674		$323,153		$201,557		$212,317
Operating Expenses:
Voyage Expense	136,743		80,183		53,756		37,962		34,111
Vessel Expense	89,116		62,801		56,783		51,478		42,344
Charter Hire Expense	72,781		59,996		22,668		16,654		8,416
Depreciation and Amortization	68,399		56,172		50,891		43,583		32,688
General and Administrative	31,683		24,867		16,603		12,689		12,420
Provision for Settlement and
Related Expenses	—		—		6,000		—		—
Provision for Impairment Loss on Vessels	—		—		2,770		—		—
(Gain) Loss on Disposal of Vessels—Net	(57,965)		(1,726)		14,358		289		(19,516)
Operating Income	311,610		282,381		99,324		38,902		101,854
Interest Expense	43,739		34,460		23,854		24,845		20,921
Net Income	275,169		245,695		76,471		15,469		82,344

Share and Per Share Data:
Basic Earnings per Common Share	$3.39		$2.87		$0.98		$0.22		$1.22
Diluted Earnings per Common Share	$3.39		$2.86		$0.98		$0.22		$1.21
Weighted Average Shares Outstanding:
Basic	81,112		85,712		77,934		70,829		67,518
Diluted	81,177		85,839		78,182		71,033		67,892
Cash Dividends Declared per Common Share	$0.32		$0.22		—		—		—

Balance Sheet Data at End of Year:
Cash and Cash Equivalents	$42,297		$41,805		$48,788		$40,890		$17,730
Vessels Held for Sale	—		—		16,514		_		_
Vessels and Other Property—Net	1,488,230		1,487,598		991,173		864,953		705,030
Construction in Progress (Newbuildings)	84,042		116,895		31,584		37,857		84,736
Total Assets	1,728,043		1,771,006		1,153,820		989,621		875,627
Current Portion of Long-Term Debt	34,491		33,200		21,369		32,602		40,238
Long-Term Debt, Non-Current Portion	861,376		907,236		543,503		477,959		392,316
Total Stockholders’ Equity	754,936		767,402		537,764		437,822		401,816

Other Data:
Time Charter Equivalent Revenue(a)	$514,105		$483,566		$269,172		$163,468		$177,733
EBITDA(b)	387,307		336,327		151,216		82,491		135,953
Capital Expenditures:
Vessels, Other Property and Construction in
Progress Payments	148,597		675,639		229,720		206,757		441,887
Payments for Drydocking	4,387		4,087		1,621		5,086		6,540
Ratio of Total Debt to Total Capitalization(c)	54%		55%		51%		54%		52%
Ratio of Earnings to Fixed Charges(d)	6.06	x	5.5	x	2.87	x	1.32	x	3.35	x

Fleet Data at End of Year:
Number of Vessels	45		42		36		36		31
Average Age of Fleet (Years)	2.9		2.8		5.8		6.2		6.6

(a)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. The following table reconciles Revenue with TCE revenue.

	For The Years Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Revenue	$652,367	$564,674	$323,153	$201,557	$212,317
Less: Other Revenue	1,519	925	225	127	473

Voyage and Time Charter revenue	650,848	563,749	322,928	201,430	211,844
Voyage Expenses	136,743	80,183	53,756	37,962	34,111

TCE Revenue	$514,105	$483,566	$269,172	$163,468	$177,733

(b)
OMI’s definition of EBITDA is income before interest, taxes, and depreciation and amortization. We use EBITDA in order to provide meaningful additional information that enables management to monitor and evaluate our ongoing operating results and trends and to provide investors with an understanding of operating performance over comparative periods. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. OMI has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. OMI’s computation of EBITDA, however, may not be comparable to similar titled measures of other companies. The following is a reconciliation of net income, as reflected in our Consolidated Statements of Income, to EBITDA:

	For The Years Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Income	$275,169	$245,695	$76,471	$15,469	$82,344
Add (Subtract):
Interest Expense	43,739	34,460	23,854	24,845	20,921
Benefit for Income Taxes	—	—	—	(1,406)	—
Depreciation and Amortization	68,399	56,172	50,891	43,583	32,688

EBITDA	$387,307	$336,327	$151,216	$82,491	$135,953

(c)	Ratio of Total Debt to Total Capitalization was calculated as debt (current debt plus long-term debt) divided by capitalization (debt plus stockholders’ equity.)

(d)	The ratios of earnings to fixed charges were calculated as follows:

	For The Years Ended December 31,

	2005		2004		2003		2002		2001

	(in thousands, except ratios)
Earnings:
Earnings from continuing operations (1)	$275,169		$245,695		$76,471		$14,063		$82,122
Add:
Fixed Charges(2)	53,780		53,849		40,586		34,737		34,438
Amortization of capitalized interest(3)	656		552		480		307		281
Distributions from joint ventures(4)	—		—		—		—		2,494
Subtract:
Capitalized interest	(3,758)		(3,717)		(1,230)		(3,114)		(4,052)

Total Earnings	$325,847		$296,379		$116,307		$45,993		$115,283

Fixed Charges:(2)
Interest expense	$40,589		$31,359		$21,895		$22,478		$19,303
Capitalized interest	3,758		3,717		1,230		3,114		4,052
Capitalized expense relating to debt	1,872		12,778		10,234		1,466		4,354
Estimate of interest in rental expense	7,561		5,995		7,227		7,679		6,729

Total Fixed charges	$53,780		$53,849		$40,586		$34,737		$34,438

Ratio of Earnings to Fixed Charges	6.06	x	5.50	x	2.87	x	1.32	x	3.35	x

The ratios of earnings to fixed charges were calculated based on information from our records. For purposes of these tables,”earnings” is calculated by adding: (1) pre-tax income from continuing operations before income or loss from equity investees; (2) fixed charges; (3) amortization of capitalized interest; and (4) distributed income of equity investees; and then subtracting capitalized interest. “Fixed charges” is calculated by adding: interest expensed and capitalized; amortized capitalized expenses related to indebtedness; and an estimate of the interest within rental expense.

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

2005 Financial Summary

     OMI’s revenue is derived from our investment in modern vessels used to provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

     We own or charter-in a fleet of 46 vessels (see Our Fleet in the Business section, Item 1), including three newbuildings delivered and five vessels contracted for sale (two bareboat chartered and one time chartered back) in the first quarter of 2006. We will take delivery of two more newbuilding product carriers in the second quarter of 2006. We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (which we refer to as our “product carrier fleet”), such as gasoline and aviation fuel, from refineries to distribution areas. As of December 31, 2005, the average age of our vessels was 2.9 (1) years.

     Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of December 31, 2005, based on our operating fleet of 45 vessels. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

     During 2005 we increased our operating fleet with the delivery of seven newbuildings, two of which are chartered-in, which is reflective of our commitment to our strategy of acquiring quality, modern vessels.

     The following table illustrates highlights for the year ended December 31, 2005, in comparison to the years ended December 31, 2004 and 2003:

Highlights	2005	2004	2003

	(dollars in millions, shares in thousands, except per share data)
Net Income	$275.2	$245.7	$76.5
TCE Revenue*	$514.1	$483.6	$269.2
Basic Earnings Per Common Share	$3.39	$2.87	$0.98
Weighted Average Shares Outstanding—Basic	81,112	85,712	77,934
Dividends Declared	$0.32	$0.22	n/a
Cash Provided by Operating Activities	$303.5	$273.2	$142.5
Capital Expenditures for Vessels and other property	$148.6	$675.6	$229.7
Cash paid for repurchase of common stock	$269.9	$141.4	—

* See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue.

     OMI’s net income and earnings per share for the year ended December 31, 2005 were the highest in the Company’s history.

     Consolidated TCE revenue earned for the year ended December 31, 2005 increased 6% over the year ended December 31, 2004. Although spot daily TCE rates for the Suezmax fleet were 25% lower in 2005 compared to 2004, (see Market Overview for explanations of high rates in 2004), there was a significant increase in operating days in 2005 due to the 2004 and 2005 acquisitions and deliveries of ships. The following table has the average daily TCE rates earned in the spot market for OMI’s Suezmax vessels over the last five years. The table illustrates the volatility and seasonality of rates.

	Suezmax Fleet – Daily TCE rate
Period	2005	2004	2003	2002	2001

Twelve Months	$48,060	$63,703	$33,961	$17,952	$29,212
Fourth Quarter	56,555	90,062	35,174	24,878	19,824
Third Quarter	31,419	49,717	19,145	12,539	20,340
Second Quarter	43,543	43,415	38,053	17,833	37,426
First Quarter	60,316	62,285	45,222	14,821	38,357

     Our Company benefited from the continued strength of the tanker market during the year ended 2005 with a larger Suezmax and product carrier fleet compared to last year. We have also benefited from new time charter contracts for our product carriers that were higher than previous time charter contracts.

     During 2005, we spent $148.6 million to increase the size of our fleet, and we repurchased 15,035,000 shares of OMI’s common stock (which is 18% of the common stock outstanding as of January 1, 2005). We continued to pay a quarterly dividend, which was originally $0.05 per share when declared in the first quarter of 2004, and has increased to $0.10 per share in the first quarter of 2006.

     In an effort to maintain our high quality vessel operations, we have implemented additional initiatives in 2005 that have resulted in increased operating costs (see Breakdown by Fleet section). We believe that the investment in high quality people operating the ships, appropriate stores and supplies to maintain the ships, training, environmental and other vessel related initiatives is necessary in order to be a high quality operator. We also believe that our customers prefer OMI because we are a quality operator. We were able to continue long-term relationships through time charter contracts renewed with existing customers, and we have formed new relationships due to the quality of our tonnage and operations.

     OMI’s financial performance in 2005 resulted from the following key elements of our business strategy:

(1)
concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated twelve ice class product carriers, further expanding trading capabilities;

(2)	maintain high quality vessels and standards of operation through improved environmental and safety procedures*, crew training and maintenance and repair procedures;

(3)	manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover a large portion of fixed costs;

(4)	maintain a balance between available liquidity to purchase vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio);

(5)	enter into strategic alliances and operate from geographic locations that provide us with market opportunities to improve our vessel utilization and earnings; and

(6)	monitor and manage the repurchase of common stock.

*
We believe our operations comply in all material respects with applicable environmental laws. To reduce our exposure, we seek to maintain standards and best practices to meet or exceed these laws and regulations. We have an active safety and environment program and we use best practices to ensure our operations are conducted in a safe and ethical manner.

     There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined products). Market conditions (see Market Overview section) and economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenues and Operating income:

(1)
spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $9.2 million or $0.13 per share, $0.06 per share from the product carrier fleet and $0.07 per share from the Suezmax fleet);

(2)	the number of revenue earning operating days of our fleet;

(3)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization);

(4)	capitalizing on our experience and reputation in the industry; and

(5)	managing costs.

     The Company studies market indicators and trends when making decisions for managing risks, including but not limited to the following: world oil demand (increases / decreases in consumption of oil), where the supply to meet the demand comes from (long-haul versus short-haul voyages), world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings” and “conversions”).

     The following are several other significant events that occurred during the year ended December 31, 2005 and so far in the first quarter of 2006:

     Increases in Operating Fleet By Ten Vessels
  In January, February and March 2006, three product carrier newbuildings, two handymax (the WABASH and KANSAS) and one handysize (the RHINE) were delivered.

  In January, March, May and July 2005, five product carrier newbuildings, three handymax (the LAUREN, the BRAZOS and the THAMES) and two handysize (the TEVERE and the FOX,) were delivered.

  In June and September 2005, we time chartered-in two 2005-built Suezmax vessels (the CAPE BONNY and CAPE BASTIA).
     Disposition of Seven Vessels
  In March 2006, we agreed to sell two Suezmax vessels, the HUDSON and the POTOMAC for a net sales price of $142 million. The POTOMAC will be time chartered back to the Company. The vessels are expected to be delivered in the second quarter of 2006. The gain on the disposal of approximately $26 million on the HUDSON will be recognized in the Consolidated Statements of Income upon delivery and the gain of approximately $27 million on the disposal of the POTOMAC will be deferred and amortized over the five year lease term.

  In February 2006, we agreed to sell our 1998-built Suezmax vessel, the SACRAMENTO for a net sales price of approximately $68 million. The vessel is expected to be delivered to the new owners in the second quarter of 2006. The gain on the disposal of approximately $27 million will be recognized in the Consolidated Statements of Income upon delivery.

  In February 2006, we agreed to sell two 2003-built Panamax vessels, the OTTAWA and the TAMAR for an aggregate net sales price of approximately $89 million. The vessels are being leased back under bareboat charters (we pay the vessel expenses) for approximately four years each. The gain on the disposals aggregating approximately $20 million will be deferred and amortized over the lease term. The vessels continue their current time charters, which expire in April and July 2008, respectively.

  In January 2005, we sold our last two non-double hull handysize crude oil carriers, which were built in 1993, the TANDJUNG AYU and BANDAR AYU, resulting in a gain on disposal of vessels of $2.9 million.

  In November 2005, we sold two 1998-built Suezmaxes, the PECOS and the SABINE, resulting in a gain on disposal of vessels of $55 million.

     Time Charter Contacts (see Contracted Time Charter Revenue section)

  In March 2006, OMI entered into a three year time charter contract for a Suezmax vessel, the CAPE BASTIA. The vessel will be chartered at a fixed rate, and will add approximately $40.5 million to the Company’s contracted time charter revenue over the three years.

  In January and February 2006, OMI entered into three year time charter contracts for three handymax product carriers (the KANSAS, the REPUBLICAN and the PLATTE). The time charters are expected to begin in the second quarter. The charters will add approximately $66.9 million to the Company’s contracted time charter revenue over the three year period, not including profit sharing arrangements for two of the vessels.

  During 2005, OMI entered new or renewed time charters for 16 handymax and handysize product carriers, each for a two or three year period, with the exception of one vessel for a one year period. Six of the vessels will begin their time charters in 2006 or after their current charter expires and the remaining 10 began in 2005. All the time charters were at fixed rates and four have profit sharing arrangements.

  During May 2005, two Suezmax tankers, the SACRAMENTO, now to be replaced by the MAX JACOB, and the SABINE, which was replaced by the POTOMAC in October, began two seven year time charter contracts with profit sharing arrangements.
     Repurchase Programs
  During the year ended December 31, 2005, we repurchased and retired 15,035,000 shares of common stock under Board authorized programs, at an average price of $17.95 per share, aggregating $269.9 million.

  Having substantially completed Board authorizations from 2005, in February 2006, the Board authorized another $70 million for the repurchase of its common stock. OMI currently has 71,061,791 shares outstanding.

     See Outlook for 2006 and Liquidity and Capital Resources sections for more explanations about 2006 activities.

Market Overview

     Tanker charter rates are determined in a highly competitive market and depend on the supply of and demand for tanker capacity. Demand for tankers depends primarily on the volume of crude oil and petroleum products transported as well as the distance over which they are carried. Such demand is a function of world economic conditions and the resulting need for oil, world oil production and consumption patterns, as well as events that interrupt oil production, trade routes and consumption.

     The supply of tankers depends primarily on the level of the orderbook, the fleet age profile, government regulations that affect the level of tanker scrappings and the behavior of tanker users, as well as the operating efficiency of the existing fleet. Please see Part I, Item 1. Business section, for additional discussion of the tanker industry.

     Suezmax Tanker Overview

     The tanker market was strong in the fourth quarter of 2005, and the average spot TCE for Suezmax tankers in the West Africa to U.S. trade was more than double the preceding quarterly rate but below the very high rate prevailing in the same period of last year. In addition, the average Suezmax TCE rate in 2005 was the second highest for this period since at least 1990. This was the result of continued, although at a slower rate, world oil demand growth, colder than normal weather in the Northern Hemisphere and high OPEC oil production, notwithstanding an increase in the world tanker fleet. Freight rates in the crude oil tanker market continue at high levels thus far in the first quarter of 2006.

OPEC Crude Oil Production and
Suezmax Tanker Earnings

Note: As of 12/31/05
Source: Industry Sources

     The average OPEC oil production in the fourth quarter of 2005 totaled about 29.8 million barrels per day (“b/d”), about the same compared to the same period last year. OPEC oil production, including Iraq, in the first quarter of 2006 is expected to average 29.7 million b/d, about 0.1 million b/d below the preceding quarter and about 0.3 million b/d higher than the same period a year ago.

     World oil demand in the fourth quarter of 2005 was 1.2 million b/d higher than the preceding quarter, and 0.3 million b/d higher compared to the same period of last year. World oil demand is expected to increase further in the foreseeable future due to the usual seasonal oil demand gains in the winter months and further improvement of world economic activity. World oil demand in 2005 increased at a slower rate than the prior year as a result of persistent high oil prices due to low spare oil production capacity, ongoing geopolitical risks and hurricane related oil production and refinery problems in the Gulf of Mexico.

     In 2005, hurricane activity resulted in shutdowns of most of the U.S. crude oil production and refinery capacity in the Gulf of Mexico. It is estimated that about 0.4 million b/d of crude oil production and about 0.8 million b/d of refinery capacity was out of service at year-end 2005 and that about 0.3 million b/d of crude oil production and 0.4 million b/d of refinery capacity will still be out of service at the end of the first quarter of 2006. The refinery capacity is expected to be fully restored by the end of the second quarter 2006, though crude oil production would be fully restored during the second half of 2006.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of January 2006 were about 56 million barrels, or 2.6% higher than the year earlier level, and 3.2% above the average of the last five years. At the same time, crude oil inventories were 4.1% and petroleum products inventories were 2.7% higher than the average of the last five years, respectively. Oil inventories in terms of days forward consumption throughout 2006 are expected to be higher than the 2005 level, as well as the average of the last five years.

U.S., W. Europe and Japan Crude Oil Inventories

Note: Inventory figures as of end of January of each year.
Source: Industry Sources.

     The world tanker fleet totaled 327.0 million dwt at the end of 2005, up by 22.8 million dwt or 7.5% from the year-end 2004 level. The total tanker fleet includes 42.7 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 7.6% from the year-end 2004 level.

     The tanker orderbook totaled about 85.0 million dwt, or 26.0% of the existing fleet at the end of 2005. Approximately 23.2 million dwt are for delivery in 2006, 28.7 million dwt in 2007, 23.5 million dwt in 2008 and most of the balance in 2009.

     The tanker orderbook includes 65 Suezmaxes of about 10.2 million dwt or 23.9% of the existing internationally trading Suezmax tanker fleet. Twenty-one Suezmaxes are for delivery in 2006, 26 in 2007, 15 in 2008 and the balance in 2009. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

     At the end of 2005, approximately 29.8 million dwt or 9.1% of the total tanker fleet was 20 or more years old, including 9.4 million dwt or 2.9% of the fleet that was 25 or more years old. Furthermore, nine Suezmaxes were 20 or more years old, including two that were 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 6.7 million dwt in 2005, including six Suezmaxes and six Very Large Crude Carriers (“VLCC”).

     The EU adopted tanker regulations that commenced on October 21, 2003. In response to the EU regulations, the IMO adopted new strict tanker regulations that commenced on April 5, 2005. These regulations primarily prevent single hull tankers of 5,000 dwt and above from carrying heavy fuel oil from early April 2005, accelerate the phase-out of single hull tankers to 2010, in line with EU rules, and force all single hull tankers to comply with the Condition Assessment Scheme (“CAS”) from the age of 15 years, commencing in 2005. However, it allows flag states to permit single hull tankers with segregated ballast (SBT) and smaller tankers to operate beyond 2010, but the tanker must not be in operation beyond the date of delivery in 2015 or the date in which the tanker becomes 25 years old, whichever is earlier, subject to satisfactory results from CAS. Finally, tankers with only double sides or double bottoms will be allowed to operate beyond 2010, provided that these tankers were in service on July 1, 2001. Such tankers will not be allowed to operate beyond the date on which they become 25 years old after the date of delivery.

     At the end of 2005, there were about 97.1 million dwt of tankers or 29.7% of the total tanker fleet that will be affected by these regulations.

     Product Tanker Overview

     The strong freight rate environment of the product tanker market continued throughout 2005 and, in the fourth quarter, the average spot TCE for handysize product tankers in the Caribbean was higher than the preceding quarter rate but below the very high rate prevailing in the same period of last year. In addition, the average rate in 2005 was the second highest level since at least 1990. The product tanker market strength was the result of continuous growth in the demand for oil, shortage of refinery capacity in consuming areas and the substantial loss of U.S. refinery capacity in the Gulf of Mexico due to hurricane activity during 2005, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market continue to be strong thus far in the first quarter of 2006.

     The world product tanker fleet (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers), totaled about 75.0 million dwt at the end of 2005, up by about 12.3% from the year-end 2004 level. The total product tanker fleet includes about 42.1 million dwt handysize and handymax product tankers, up by 9.0% from year-end 2004 level.

     The product tanker orderbook for delivery over the next few years totaled about 28.5 million dwt, or about 38.0% of the existing product tanker fleet at the end of 2005. Approximately 10.1 million dwt are for delivery in 2006, 10.3 million dwt in 2007, 7.3 million dwt in 2008 and the balance in 2009. At the end of 2005, approximately 12.7 million dwt or 17.0% of the existing fleet were 20 or more years old.

     The orderbook for handysize and handymax product tankers at the end of 2005 totaled about 12.7 million dwt or 30.2% of the existing handysize and handymax product tanker fleet. Approximately 4.2 million dwt are for delivery in 2006, 4.9 million dwt in 2007, 3.1 million dwt in 2008 and the balance in 2009.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of January 2006 were 25 million barrels or 1.8% higher than the same time a year ago, and 2.7% above the average of the last five years. At the same time, inventories of middle distillates, the seasonal product, in these areas were 3.7% higher than last year and 5.0% above the last five years average. Commercial middle distillates in the United States at the end of January 2006 were approximately 11.8% higher than the same time a year ago and 9.2% above the average of the last five years.

U.S., W. Europe and Japan Product Inventories

Note: Inventory figures as of end of January of each year.
Source: Industry Sources.

     The tanker market is expected to benefit in the foreseeable future as a result of improving world economic activity, seasonally higher world oil demand in the winter months, shortage of refinery capacity in the United States, Western Europe and Asia, the loss of U.S. oil production and refinery capacity due to hurricane activity in the Gulf of Mexico during 2005, and possible disruptions due to political instability in short-haul oil producers Venezuela and Nigeria.

Critical Accounting Estimates

     The policies discussed below are considered by management to be critical to understanding our financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates, judgments, assumptions and form opinions in applying our accounting policies that significantly impact the results we report in our financial statements. Our most critical accounting estimates include revenue/expense recognition for voyage charters, evaluation for impairment of long-lived assets, depreciation expense and drydock amortization because they generally require us to make estimates or judgments that are complicated or subjective.

     Revenue and Expense Recognition

     OMI generates operating revenue from two types of charters, time charters and voyage charters. Time charters are for a specific period of time at a specific rate per day or month and are generally not as complex or as subjective as voyage charters. Under a voyage charter (also called a spot market charter), we agree to provide a vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for our account. Voyage expenses, such as fuel and port charges, are recognized ratably over the duration of the voyage. We recognize voyage revenue and voyage expenses on the percentage of completion method of accounting, which is the most prevalent method of accounting for voyage revenue and expenses in the shipping industry. Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

     Revenue recognition for voyage charters may be calculated on either a load-to-load basis or on a discharge-to-discharge basis. Our accounting policy for recognition of voyage freight for vessels operating on voyage charters is on the discharge-to-discharge basis, which is consistent with accounting requirements and industry practice. Under this method, voyage revenue is recognized evenly over the period from the discharge of cargo for the prior voyage to the discharge of cargo for the current voyage. Management believes that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. This is the predominant method in the industry.

     Management uses judgment to estimate the number of days of a voyage to compute the amount of revenue and expense to recognize at the end of each month using the percentage of completion method on a discharge-to-discharge basis. These estimates are generally supported by historical trends, more specifically about the operating capability of the vessel (speed and fuel consumption) and the trading route. Actual results could differ from the estimated accruals in the Consolidated Balance Sheets under the classifications Traffic receivables, Prepaid expenses and other current assets and Accrued voyage and vessel liabilities, and also under Voyage revenue and Voyage expense categories included in the Consolidated Statements of Income. Collection of voyage revenue (or “freight”) and time charter revenue are reasonably assured and our allowance for doubtful accounts, included in Traffic receivables in the Consolidated Balance Sheets, associated with such revenue is insignificant.

     Demurrage income, included in voyage revenue, represents earnings from payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise, and it is also recognized when earned ratably over the estimated duration of the voyage to which it pertains. We also provide a reserve for our demurrage revenues based upon our historical record of collecting these amounts. As of December 31, 2005, the demurrage receivable included in Traffic receivables in the Consolidated Balance Sheets was $10.2 million, net of $4.3 million, which was the portion of reserve for demurrage. In 2005, we reduced our reserve for demurrage claims by approximately $1.0 million because of our history of collections. We periodically review the adequacy of this reserve so that it properly reflects our collection. Actual results could differ from estimated reserves that are included in the Consolidated Balance Sheets under the classifications Traffic receivables and also under the Voyage revenue category included in the Consolidated Statements of Income that are estimates in a period.

     Evaluation for Impairments on Long-Lived Assets

     Vessels and construction in progress (“CIP”) payments are recorded at cost. Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. The carrying values of our vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels have been historically cyclical and tend to fluctuate with changes in charter rates and the cost of newbuildings. Management reviews vessels for potential impairment when events or circumstances indicate that their values may have declined. In order to evaluate impairment of a vessel, assumptions about the future condition of the vessel and its operations are made. These assumptions are applied in a model in which we estimate the undiscounted projected future cash flows associated with the vessel and comparisons to the vessel’s carrying value to determine if a writedown to fair value is required. This process involves subjective assumptions about future events, and discount factors to be applied to projected cash flows when it is determined that an impairment existed. Estimated values can be affected by many factors beyond the Company’s control such as the overall market and economic trends, new regulations, and other changes. These factors can cause underperformance relative to expected operating results and impact the useful economic lives of the vessels. Consideration, evaluation and judgments are made for each of these factors when making assumptions about the future performance for each vessel. There were no circumstances or events during the year ended December 31, 2005 that would indicate to management that impairment existed. Carrying values at December 31, 2005 were determined to be appropriate and reasonable. However, if circumstances or events affecting these assumptions change, it could result in impairment charges in future periods that may be material.

     During 2003 and 2005, laws and regulations were adopted by the EU (which commenced in 2003) and by the IMO (which commenced in 2005). These rules and regulations phase out non-double hull tankers at different periods from OPA 90. Currently, we only have double hull vessels; therefore, our ships do not have issues of this nature relating to their trading. See the “Market Overview” section for more details about the impact of the latest laws and regulations.

     Depreciation Expense

     Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. We estimate the useful lives of our vessels to be approximately 25 years. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation. Capital expenditures on our vessels relating to significant replacements, improvements or new equipment are depreciated over the shorter of the life of the capitalized asset or the remaining life of the vessel. Capital expenditures under our policy are based on management’s judgment required to determine if such expenditure extends the useful life of the vessel, increases operational efficiency or satisfies current safety and environmental requirements.

     Salvage, or scrap value, is based upon a vessel’s lightweight tonnage (“LWT”) multiplied by a scrap rate. We use a scrap rate of $175 per LWT, which is in line with industry standards, to compute each vessel’s salvage value. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management’s estimates for salvage values may differ from actual results.

     Drydock Amortization

     The Company uses the deferred method of accounting for drydock expenses that is consistent with accounting requirements and industry practice. Under the deferred method, drydock expenses are capitalized and amortized until the next drydock or special survey, which we estimate to be approximately a two year period. Management believes the deferred method better matches costs with revenue and best matches the economics. Management uses judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off as a component of the gain or loss upon disposal of vessels. Our drydock amortization expense was $3.0 million in 2005. This expense is included in Depreciation and amortization expense on the Consolidated Statements of Income. The deferred drydock balance at December 31, 2005 on the Consolidated Balance Sheets of $5.0 million represents unamortized deferred drydock balances for 12 of our 41 wholly owned vessels.

Results of Operations

     Overview

     Our analysis and evaluation of our consolidated results of operations focuses on the operating performance of our crude oil and product carrier (“clean”) fleets. Our vessels are deployed under medium-to-long-term time charters, contracts of affreightment (“COAs”) or spot market charters (some with pool arrangements). Revenues vary with each type of charter and prevailing shipping rates. Expenses also vary with each type of charter and further depend on the cost of fuel, the ports and canals used and the shipping route.

     A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter in the spot market, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account. We also have several COAs, which are agreements providing for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate.

     Voyage, time charters and COAs are available for varying periods, ranging from a single trip to a long-term arrangement. In general, a long-term charter assures the vessel owner of a consistent stream of revenue. Our use of time charters also reduces in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weaker in the second and third quarters. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond our control.

     Consistent with industry practice, we use time charter equivalent, or TCE revenue, which comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market (“spot”). TCE revenue serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

     Because the tanker industry distinguishes vessels in the market primarily on the size and design configuration of the vessels, the type of cargo vessels are equipped to transport and the arrangements under which the vessels are chartered, we present various other measures of our financial performance, including:

  separate analysis of TCE revenue for voyage (spot) charters and time charters;

  Vessel Operating Income, which is equal to TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, by our reportable segments, the Crude oil fleet and Clean fleet;

  the number of operating or TCE revenue days, which is the number of days our vessels were available for employment by our Crude oil fleet and Clean fleet; and

  average daily TCE revenue and average daily vessel expense by our Crude oil fleet and Clean fleet.

     Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws and by charterer, and our standards.

     Charter hire expense is the payment made to the owner of a vessel time chartered or bareboat chartered for our use. Under a time charter, the owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. Under a bareboat charter, the charterer is responsible for the vessel’s operating expenses, in addition to the cost of the drydock. In a time charter or bareboat, we are responsible for the voyage expenses if the vessel operates in the spot market. Charter hire expense also includes the pool charter hire for the non-OMI vessels included in the Gemini Pool.

     Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. During 2004, we had modest increases in our Protection and Indemnity (“P & I”) rates, (i.e. liability insurance) while our Hull and Machinery (i.e. asset insurance) costs have stayed relatively flat, except for increases due to increased values of our Suezmax vessels. P & I rates for coverage in 2005 were higher as a result of losses from prior years by the P & I clubs and will also be higher in 2006 due to general increases and the loss record of the Company. War risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

     For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Time Charter Equivalent Revenue

     The Company earned TCE revenue of $514.1 million for the year ended December 31, 2005 and $483.5 million for the year ended December 31, 2004. The following table summarizes our consolidated TCE results for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended
	December 31,		Net
	2005	2004	Change

	(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$650.8	$563.7	$87.1
Voyage expenses	136.7	80.2	56.5

Time charter equivalent revenue	$514.1	$483.5	$30.6

     The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier or clean fleet for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended
	December 31,		Net
	2005	2004	Change

	(In millions)
Time Charter Equivalent Revenue:
Crude Oil Fleet	$306.5	$352.3	$(45.8)
Clean Fleet	207.6	131.2	76.4

Total	$514.1	$483.5	$30.6

     In addition to analyzing TCE revenue by reportable segment, we also analyze fluctuations by fleet and type of charter (spot or time). In both 2005 and 2004, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market, giving us the ability to benefit from the strong spot market. As of December 31, 2005, 62% of our vessels’ dwt, or 18 vessels, operated in the spot market and 38% of our dwt, or 27 of our 45 vessels, operated under time charters. Eleven of the vessels on time charter were under profit sharing arrangements (see Contracted Time Charter Revenue section). Assuming no new charters or charter extensions by the end of 2006, we will have approximately 53% of our dwt, or 18 vessels, operating in the spot market; and 47% of our dwt will be operating under time charters (13 out of 30 vessels’ time charters have profit sharing), without considering renewals for three time charters expiring during the year, two of which have profit sharing. Our time charters with profit sharing arrangements have floor rates. If earnings exceed the floor rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (vessel expenses for vessels on time charter, consolidated general and administrative expenses and interest expense).

     During the year ended December 31, 2005, 73% or $376.6 million of our TCE revenue was earned by vessels operating in the spot market and 27%, or $137.5 million of our TCE revenue was earned by vessels operating on TC. TCE revenue increased $30.6 million or 6% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels operating on spot charters for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended
	December 31,		Net
	2005	2004	Change

	(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$291.9	$340.4	$(48.5)
Clean Fleet	84.7	12.6	72.1

Total	$376.6	$353.0	$23.6

% Increase in Spot Revenue in 2005			7%

     TCE revenue of $376.6 million earned by vessels operating in the spot market during 2005 increased $23.6 million compared to TCE revenue of $353.0 million earned by vessels operating in the spot market during 2004. The increase in TCE revenue resulted from an additional $72.1 million earned by the clean fleet offset by a decrease of $48.5 million earned by the crude oil fleet. Increases in TCE revenue of $72.1 million earned by the vessels in the clean fleet operating on spot charters was primarily the result of 2,924 more operating days in 2005, 72% of which was from seven vessels acquired in 2004 and 2005; the balance was primarily due to vessels with expiring time charters that began operating in the spot market. Increases in TCE revenue for product carriers operating on spot were offset by decreases in TCE revenue of $8.1 million from a single hull vessel disposed of in December 2004.

     Decreases in TCE revenue earned by vessels in the crude oil fleet operating on spot charters resulted primarily from a 27% decrease in average daily TCE rates in the Suezmax fleet during the year ended December 31, 2005, in addition to the decrease in spot revenue earned from two vessels that began time charters in the second quarter of 2005 and four vessels sold in 2004 (three Panamax vessels and one ULCC).

     The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels on time charters for the year ended December 31, 2005 compared to the year ended December 31, 2004:

	For the Years Ended
	December 31,		Net
	2005	2004	Change

	(In millions)
TCE Revenue for Vessels on TC:
Crude Oil Fleet	$14.5	$11.9	$2.6
Clean Fleet	123.0	118.6	4.4

Total	$137.5	$130.5	$7.0

% Increase in TC Revenue in 2005			5%

     TCE revenue of $137.5 million earned by vessels on time charter during 2005 increased $7.0 million compared to TCE revenue of $130.5 million earned by vessels on time charter during 2004. Net increases in the product carrier fleet were $4.4 million primarily the result of increased TCE revenue of $6.6 million earned by five vessels acquired (three vessels delivered in 2005 and two in 2004) increasing operating days by 694 days, in addition to new or renewed time charter contracts at higher rates and higher profit sharing during 2005. Increases in the product carrier fleet were partially offset in part by 822 fewer TC days primarily from a vessel disposed of in 2004 and vessels previously on time charters that began operating in the spot market in the fourth quarter of 2004.

     Net increases in TCE revenue in the crude oil fleet of $2.6 million resulted from increases of $13.6 million earned by two Suezmax vessels that began time charters in May 2005 offset by decreases in TCE revenue of approximately $11.0 million resulting primarily from the disposal of two crude oil carriers in January 2005.

     Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Operating Expenses

     Vessel expenses and charter hire expense—Vessel expense and charter hire expense increased $39.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.

  Vessel expenses—Vessel expenses increased $26.3 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of two factors: first, for the 17 vessels acquired (12 vessels during 2004 and five vessels during 2005, excluding vessels chartered-in) offset by the 10 vessels disposed of in 2004 and 2005, which had higher operating costs than the newbuildings acquired and second, higher costs in 2005 related to crew expenses, insurance, storing the ships (spare parts and supplies) and lube oils contributed to the increase in daily vessel expenses in 2005 (38% in the crude oil fleet and 23% in the product carrier fleet for the year ended December 31, 2005 compared to the year ended December 31, 2004).

  Charter hire expense—Charter hire expense increased $12.8 million for the year ended December 31, 2005 compared to the same period in 2004, primarily for two vessels chartered-in for a seven year period in June and September 2005 increasing charter hire expense by approximately $8.3 million, in addition to the charter hire expense for three vessels that commenced operating in the Gemini Pool in July, November and December of 2005.

        The Gemini Pool, which began in December 2003, is a pool for double hull Suezmax vessels and is operated by Gemini Tankers LLC (“Gemini”), a wholly owned subsidiary of OMI. As of December 31, 2005, there were 17 Suezmaxes (12 from OMI and five from two other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the offsetting charter hire expense for the five non-OMI vessels is included in OMI’s consolidated charter hire expense. TCE revenue increased by $5.2 million and charter hire expense increased also by approximately $5.2 million relating to revenue and expenses of the pool members.

     Depreciation and amortization expense—Depreciation and amortization expense of $68.4 million increased $12.2 million compared to $56.2 million for the year ended December 31, 2004. Increases in depreciation expense in 2005 resulted from the acquisition of 17 vessels (in 2004 and 2005), which was partially offset by the disposal of vessels, some with a lower depreciable basis (six in 2004 and four in 2005, including two Suezmax vessels in November 2005).

     General and administrative (“G&A”)—G & A increased $6.8 million for the year ended December 31, 2005 over the comparable period in 2004 primarily as a result of increases in salaries of $4.5 million and restricted stock awards expense (non-cash expense) of $1.4 million and other corporate requirements. Salaries increased because of additional personnel needed for the increased fleet, the London office (which opened in August 2004), and bonuses. The increase in the restricted stock awards was due to grants issued during 2004 and 2005.

     (Gain) loss on disposal of vessels-net—The Gain on disposal of vessels for the year ended December 31, 2005 of $58.0 million resulted from the disposal of four vessels, two Suezmax vessels built in 1998 and two non-double hull handysize crude oil tankers built in 1993. For the year ended December 31, 2004, the net gain on disposal of vessels of $1.7 million resulted from the disposal of six single hull vessels, three Panamaxes, two product carriers and a ULCC vessel. The following table illustrates gains and losses on disposals by reportable segment for the years ended December 31, 2005 and 2004:

	For the Years Ended
	December 31,
	2005	2004

	(In millions)
Gain (loss) on disposal of vessels—net:
Crude Oil Fleet	$58.0	$4.9
Clean Fleet	—	(3.2)

Total	$58.0	$1.7

Interest Expense

     Interest expense during the year ended December 31, 2005 increased $9.3 million compared to the year ended December 31, 2004. Interest expense was higher during the year ended December 31, 2005 primarily because of the 29% increase in the average debt balance during the 2005 period as a result of additional financing for the acquisition of vessels.

     The following table is a breakdown of Interest expense for the year ended December 31, 2005 compared to the year ended December 31, 2004:

	For The Years Ended
	December 31,
	2005	2004

	(In millions)
Interest on fixed rate debt	$23.7	$15.7
Interest on variable rate debt	20.7	19.4
Capitalized interest	(3.8)	(3.7)
Amortization of debt issuance cost	3.1	3.1

Interest expense	$43.7	$34.5

Segment Information—Detailed Results of Operations

     OMI’s segment information is detailed by its two operating segments, its crude oil and clean fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2005 Versus Year Ended December 31, 2004 Results

     Crude Oil Fleet Results of Operations

     Vessel Operating Income, which is TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, decreased $67.7 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease in Vessel Operating Income during the 2005 period was primarily attributable to: (1) the decrease in the Suezmax TCE revenue resulting from a 25% decline in the average daily TCE rates earned by Suezmax vessels operating in the spot market, (2) two vessels previously operating in the spot market during 2004 began operating on long-term time charters at lower daily TCE rates beginning in May 2005 and (3) less earnings from four vessels disposed of in each of 2004 and 2005.

     The following table illustrates the crude oil fleet Vessel Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the crude oil fleet, owned and chartered-in, for the year ended December 31, 2005 compared to the year ended December 31, 2004:

BREAKDOWN BY FLEET

(In millions, except daily TCE rates & expenses,	For The Years Ended
number of vessels and number of days)	December 31,
	2005	2004

CRUDE FLEET:
Suezmaxes—on spot and time charter:
TCE revenue(1),(2)
Suezmaxes-on spot	$291.9	$319.2
Suezmaxes-on time charter(3)	13.7	—

Total TCE revenue	305.6	319.2
Vessel expenses	32.5	18.4
Charter hire expense:
Pool charter hire expense	48.0	42.8
Charter hire expense (under operating leases)*	24.8	16.7
Depreciation and amortization	30.8	23.4

Vessel Operating Income	$169.5	$217.9

Suezmaxes—on spot:
Average daily TCE	$48,060	$63,703
Number of OMI TCE revenue days	5,095	4,324
Number pool member TCE revenue days(1)	978	687

Suezmaxes—on time charter:
Average daily TCE	$29,721	n/a
Number of OMI TCE revenue days	460	n/a

Suezmaxes—on spot and time charter:
Average daily vessel expense(4)	$7,026	$5,092
Average number of wholly owned vessels	12.7	9.9
Average number of chartered-in vessels*	3.3	2.0

Handysize crude oil carriers sold in 2005:(5)
TCE revenue(1)	$0.9	$11.9
Vessel expenses	0.2	2.5
Depreciation and amortization	—	2.9

Vessel Operating Income	$0.7	$6.5

Average daily TCE	$16,505	$16,290
Number of TCE revenue days	57	732
Average number of wholly owned vessels	n/a	2.0

Other crude carriers sold in 2004:(6)
TCE revenue(1)	$—	$21.1
Vessel expenses	(0.1)	5.1
Depreciation and amortization	—	2.4

Vessel Operating Income	$0.1	$13.6

Number of TCE revenue days	n/a	782

Total Vessel Operating Income	$170.3	$238.0

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel.

*	Includes four vessels chartered-in. Two vessels were chartered-in beginning in September and June 2005 and two vessels continue charters from 2004 (originating in 2001 and 2002).
(1)	See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue. TCE revenue and Expenses includes revenue and expense generated by the Gemini Pool (a Suezmax pool). The Suezmax pool included 12 of OMI’s Suezmaxes and five Suezmaxes owned by other pool members as of December 31, 2005, and there were 15 OMI Suezmaxes and two Suezmaxes owned by another pool member as of December 31, 2004, (see Note (3) below).
(2)	In November 2005, two 1998 built Suezmax vessels were disposed of. In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired.
(3)	During May 2005, two Suezmax vessels previously operating in the spot market (Gemini Pool) began operating on seven year time charters with profit sharing. During November 2005, one of the Suezmax vessels was sold, and a vessel previously operating in the Gemini Pool replaced that vessel in its time charter contract.
(4)	Vessel Expenses are only for the owned vessels (excludes chartered-in vessels).
(5)	In January 2005, two handysize crude oil carriers were sold.
(6)	During 2004, one ULCC vessel was sold in the fourth quarter and three Panamax vessels were disposed of in the second and third quarters.

     Clean Fleet Results Of Operations

     Vessel Operating Income increased $46.7 million for the year ended December 31, 2005 over 2004. Increases in Vessel Operating Income in the 2005 period were primarily attributable to seven product carriers acquired in 2004 and five in 2005, in addition to increases in TCE rates for time charters in 2005 for new or renewed contract rates and additional profit sharing recorded at anniversary dates compared to prior year 2004 periods. The increase in Vessel Operating Income was offset partially by the decrease in earnings for the two single hull product carriers that were disposed of in 2004.

     The following table illustrates the product carrier fleet Vessel Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the product carrier fleet for the year ended December 31, 2005 compared to the year ended December 31, 2004 (Note: Amounts for certain vessels sold include the settlement of certain revenues and expenses):

BREAKDOWN BY FLEET

(In millions, except daily TCE rates & expenses,	For The Years Ended
number of vessels and number of days)	December 31,
	2005	2004

CLEAN FLEET:
Products—on time and spot charter:
TCE revenue:(1)
Products-on time charter(2)	$123.0	$116.4
Products-on spot(3)	84.5	6.6

Total TCE revenue	207.5	123.0
Vessel expenses	56.6	33.7
Depreciation and amortization	37.0	25.5

Vessel Operating Income	$113.9	$63.8

Products—on time charter:
Average daily TCE	$17,212	$16,004
Number of TCE revenue days	7,144	7,272

Products—on spot:
Average daily TCE	$26,973	$31,330
Number of TCE revenue days	3,136	212

Products—on time and spot charter:
Average daily vessel expense	$5,472	$4,503
Average number of wholly owned vessels	28.4	20.7

Products—sold in 2004:(4)
TCE revenue(1)	$0.1	$8.2
Vessel expenses	0.3	3.4
Depreciation and amortization	—	1.6

Vessel Operating (Loss) Income	$(0.2)	$3.2

Number of TCE revenue days	n/a	550

Total Vessel Operating Income	$113.7	$67.0

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel.

(1)	See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue.
(2)	During the year ended December 31, 2005, OMI recognized profit sharing revenue of approximately $14.9 million, compared to $10.4 million for the year ended December 31, 2004.
(3)
In January, March, May and July 2005, two handymax and three handysize product carriers were acquired. In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired.

(4)
During August and December 2004, the two single hull vessels were sold, one vessel operated on time charter and the other in the spot market. The 2005 balances reflect the settlement of demurrage and other vessel expenses relating to the vessels sold in 2004.

For the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Consolidated Results

     OMI’s net income of $245.7 million for the year ended December 31, 2004 was a record for the Company prior to 2005. Revenue of $564.7 million for the year ended December 31, 2004 increased $241.5 million or 75% over the comparable year ended December 31, 2003. Average spot rates earned by our Suezmax fleet were 88% higher compared to the previous year. The following were significant items that occurred during the year ended December 31, 2004:

     Vessels Acquired
  In December 2004, we purchased a 2004 built 1B ice-class product carrier, the RUBY, contracted from another owner in September.

  In July and August 2004, we took delivery of five Suezmax vessels (the ANGELICA, JANET, ADAIR, ARLENE and INGEBORG) and one product carrier (the HORIZON) and agreed to acquire seven vessels under construction. One of the vessels under construction was delivered in 2004, two were delivered in 2005 and the remaining four were scheduled for delivery in 2006.

  In February, April and July 2004, OMI took delivery of four handysize 1A ice-class product carrier newbuildings (the LOIRE, GARONNE, SAONE and GANGES), three of which began five year time charters with profit sharing upon delivery.

  During March 2004, we contracted for a handymax 1A ice-class product carrier, (the TEVERE), which was delivered in August 2005.
     Dispositions of Single Hull Vessels
  In May, June, August, November and December 2004, OMI sold three single hull Panamax vessels (the VOLGA, NILE and ELBE), two single hull product carriers (the SHANNON and ALMA), and a 1986 built single hull ultra large crude carrier (the SETTEBELLO).
     Financing
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

  In November 2004, we entered into a 10 year $375 million credit facility at LIBOR plus a margin payable semi-annually. The facility repaid a portion of a $250 million unsecured bridge loan (obtained in July 2004 to finance the initial payments for seven vessels and seven construction contracts) and amended and restated our $245 million credit facility. This facility was secured by 13 vessels, nine of which were refinanced and four vessels of which were acquired in 2004.

  During 2004, OMI drew on various term loans aggregating $236.9 million, including a 10 year $142 million term loan obtained in November 2004. The term loans were secured by nine vessels acquired in 2004.
Time Charter Equivalent Revenue

     The Company earned TCE revenue of $483.5 million for the year ended December 31, 2004 compared to $269.2 million for the year ended December 31, 2003.

     The following table summarizes the Company’s results of time charter equivalent revenue for the year ended December 31, 2004, compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,		Net
	2004	2003	Change

	(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$563.7	$322.9	$240.8
Voyage expenses	80.2	53.7	26.5

Time charter equivalent revenue	$483.5	$269.2	$214.3

     The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet for the year ended December 31, 2004, compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,		Net
	2004	2003	Change

	(In millions)
Time Charter Equivalent Revenue:
Crude Oil Fleet	$352.3	$145.5	$206.8
Clean Fleet	131.2	123.7	7.5

Total	$483.5	$269.2	$214.3

     The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels operating on spot charters for the year ended December 31, 2004, compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,		Net
	2004	2003	Change

	(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$340.4	$133.6	$206.8
Clean Fleet	12.6	19.9	(7.3)

Total	$353.0	$153.5	$199.5

% Increase in Spot Revenue in 2004			130%

     TCE revenue of $353.0 million was earned by vessels operating in the spot market during the year ended December 31, 2004 compared to $153.5 million earned during the year ended December 31, 2003. The increase in earnings of $199.5 million (130%) was the result of: (1) 1,166 more operating days in 2004 for five Suezmax vessels acquired in the third quarter of 2004 and two Suezmax vessels acquired in August 2003, (2) higher spot rates for 10 Suezmax vessels in 2004 compared to rates achieved in the comparable period in 2003, (3) additional TCE revenue relating to 643 operating days generated by pool members of the Gemini Tankers Suezmax pool operated by OMI beginning in December 2003, (4) additional TCE revenue from 145 operating days from four product carriers acquired in 2004 and (5) 100 additional operating days from three product carriers whose TC‘s expired and began operating on spot charters.

     The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels on time charters for the year ended December 31, 2004, compared to the year ended December 31, 2003:

	For the Years Ended
	December 31,		Net
	2004	2003	Change

	(In millions)
TCE Revenue for Vessels on TC:
Crude Oil Fleet	$11.9	$11.8	$0.1
Clean Fleet	118.6	103.8	14.8

Total	$130.5	$115.6	$14.9

% of TC Revenue for Vessels on TC to Total TCE Revenue	27%	43%	n/a

     TCE revenue of $130.5 million was earned by vessels on time charter during the year ended December 31, 2004 compared to $115.6 million earned during the year ended December 31, 2003. The increase in earnings of $14.9 million (13%) was the result of (1) 856 more operating days in 2004 for four product carriers acquired in 2004, (2) higher profit sharing recorded on three vessels as a result of better market conditions over the past twelve months for product carriers and (3) higher time charter revenue for two product carrier extensions with higher rates starting in 2004. Increases in TCE revenue earned were offset in part by decreases in TC revenue for the expiration of four time charters in 2004 resulting in 261 fewer operating days in the fourth quarter (three vessels began operating on spot charters and one vessel whose time charter had expired was sold in August 2004).

     Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Operating Expenses

     Vessel expenses and charter hire expense—Vessel expense and charter hire expense increased $43.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.

  Vessel expenses—Vessel expenses increased $6.0 for the year ended December 31, 2004 compared to the same period in 2003 primarily as a result of vessels acquired offset by a reduction in vessel expenses for the disposal of the older single hull vessels, which had higher operating costs than the newbuildings acquired.

  Charter hire expense—Charter hire expense increased $37.3 million for the year ended December 31, 2004 compared to the same periods in 2003 primarily for the charter hire expense for the two vessels that commenced operating in the Gemini Pool.

The gross revenues of Gemini were reflected in OMI’s consolidated revenues, and the charter hire expense for the two non-OMI vessels is included in OMI’s consolidated charter hire expense. TCE revenue increased by $40.8 million and charter hire expense increased also by approximately $40.8 million relating to revenue and expenses of the pool members consolidated with OMI revenue and expenses. Since Gemini did not commence until December 2003, there was no effect on the first eleven months of 2003.

     Depreciation and amortization expense—Depreciation and amortization expense of $56.2 million increased $5.3 million compared to $50.9 million for the year ended December 31, 2003. Increases in depreciation expense in 2004 resulted from the acquisition of vessels (six in 2003 and eleven in 2004), which was partially offset by the disposal of vessels with a lower depreciable basis ( five vessels in 2003 and six in 2004).

     General and administrative—G & A increased $8.3 million for the year ended December 31, 2004 over the comparable period in 2003 primarily as a result of increases in salaries of $4.9 million for new personnel due to increased fleet size and other additional corporate requirements as well as bonuses, expenses of the newly formed London office (which commenced in August 2004) and additional professional fees of $1.6 million relating to Sarbanes Oxley compliance, audit and other professional services.

     (Gain) loss on disposal of vessels—The Gain on disposal of vessels for the year ended December 31, 2004 of $1.7 million resulted from the disposal of six single hull vessels, three Panamax vessels, two product carriers and a

ULCC vessel. Loss on disposal of vessels of $14.4 million for the year ended December 31, 2003 resulted from the sale of five single hull handysize product carriers.

Interest Expense

     Interest expense during the year ended December 31, 2004 increased $10.6 million compared to the year ended December 31, 2003. Interest expense was higher during the year ended December 31, 2004 primarily for two reasons: first, the increase in the average debt balance during the 2004 period as a result of additional financing for the acquisition of vessels (including increases in amortization of debt issuance costs) and second, the increase in fixed rate debt (the 7.625% $200 million unsecured Senior Notes issued in November 2003 that replaced variable rate bank debt based on LIBOR plus a margin). Additionally, increases in interest expense in 2004 were reduced by higher capitalized interest for more vessels under construction during 2004 compared to 2003.

Segment Information—Detailed Results of Operations

Comparative Year Ended December 31, 2004 Versus Year Ended December 31, 2003 Results

     Crude Oil Fleet Results Of Operations

     Vessel Operating Income increased $160.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The net increase in Vessel Operating Income during 2004 was primarily attributable to increases in the Suezmax TCE revenue resulting from improved spot rates and increased earnings for the five Suezmaxes delivered in July and August of 2004 and two Suezmax vessels delivered in August of 2003.

BREAKDOWN BY FLEET

(In millions, except daily TCE rates & expenses,	For The Years Ended
number of vessels and number of days)	December 31,
	2004	2003

CRUDE OIL FLEET:
Suezmaxes—on spot:
TCE revenue(1),(2)	$319.2	$107.9
Vessel expenses	18.4	12.5
Charter hire expense(2)	59.5	18.6
Depreciation and amortization	23.4	15.1

Vessel Operating Income	$217.9	$61.7

Average daily TCE (Spot)	$63,703	$33,961
Number of TCE revenue days	4,324	3,133
Number of pool member TCE revenue days(3)	687	45
Average daily vessel expense	$5,092	$5,125
Average number of OMI vessels for the period(4)	9.9	6.7
Average number of chartered-in vessels for the period	2.0	2.0

Handysize Crude Oil Carriers-on time charter:
TCE revenue(1)	$11.9	$11.8
Vessel expenses	2.5	2.2
Depreciation and amortization	2.9	2.9

Vessel Operating Income	$6.5	$6.7

Average daily TCE	$16,290	$16,193
Number of TCE revenue days	732	730
Average daily vessel expense	$3,473	$3,072
Average number of vessels for the period	2	2

Other Crude Carriers Sold in 2004:(5)
TCE revenue(1)	$21.1	$25.7
Vessel expenses	5.1	8.6
Depreciation and amortization	2.4	7.5

Vessel Operating Income	$13.6	$9.6

Number of TCE revenue days	782	365

Total Vessel Operating Income	$238.0	$78.0

Note: Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

(1)	See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue.
(2)	TCE revenue and expenses included revenue and expense generated by the Gemini Pool. The Suezmax pool began December 2003 and includes our 15 Suezmaxes and two Suezmaxes owned by another pool member.
(3)	Number of TCE revenue days for the two Suezmaxes owned by another pool member.
(4)	In July and August 2004, three 2003 built and two 2004 built Suezmax vessels were acquired.
(5)	During the fourth quarter of 2004, our ULCC vessel was sold. Our three Panamax vessels were disposed of in the second and third quarters of 2004.

     Clean Fleet Results of Operations

     Vessel Operating Income increased $6.3 million for the year ended December 31, 2004 over 2003. Increases in Vessel Operating Income in 2004 were attributable to the increases for four product carriers acquired in 2003 and increases for the seven product carriers acquired in 2004. Additionally, increases in profit sharing for three of the five vessels that earned profit sharing in both 2003 and 2004 also contributed to increased Vessel Operating Income. Increases were offset by decreases in earnings for the disposal of seven single hull product carriers (two in 2004 and five in 2003).

BREAKDOWN BY FLEET

(In millions, except daily TCE rates & expenses,	For The Years Ended
number of vessels and number of days)	December 31,
	2004	2003

CLEAN FLEET:
Products—on time and spot:
TCE revenue:(1)
Products-on time charter(2)	$116.4	$100.0
Products-on spot	6.6	15.1

Total TCE Revenue	123.0	115.1
Vessel expenses	33.7	30.6
Charter hire expense	—	4.0
Depreciation and amortization	25.5	22.7

Vessel Operating Income	$63.8	$57.8

Products—on time charter:
Average daily TCE	$16,004	$15,825
Number of TCE revenue days	7,272	6,319

Products—on spot:
Average daily TCE	$31,330	$12,807
Number of TCE revenue days	212	1,179

Products—on time and spot charter:
Average daily vessel expense(3)	$4,503	$4,247
Average number of wholly owned vessels(4)	20.7	19.7

Products—sold in 2004:(5)
TCE revenue(1)	$8.2	$8.6
Vessel expenses	3.4	3.2
Depreciation and amortization	1.6	2.5

Vessel Operating Income	$3.2	$2.9

Number of TCE revenue days	550	710
Average number of wholly owned vessels	1.5	2.0

Total Vessel Operating Income	$67.0	$60.7

Note: Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel. Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock.

(1)	See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue.
(2)	During the year ended December 31, 2004, OMI recognized profit sharing revenue of approximately $10.4 million compared to $8.4 million for the year ended December 31, 2003.
(3)	During the year ended December 31, 2004, $0.4 million in expense was included in the daily vessel expenses relating to the settlement of a claim from 2002.
(4)	In February, April, July, October and December 2004, four handysize and three handymax product carriers were acquired. In January, March, April and July of 2003, two handymax and two Panamax product carriers were acquired. During 2003, three vessels were sold in the fourth quarter and two vessels were sold in the second quarter.
(5)	During 2004, two vessels were sold, one in the fourth quarter and one in the third quarter.

Outlook for 2006

     OMI’s current 2006 outlook is based on the following agreements, plans and transactions:

  We will continue to balance our mix of contracted time charter revenue for 2006 and beyond.

  We plan to manage operating costs. We anticipate daily vessel expenses to increase approximately 3% (to approximately $7,200 per day) for Suezmax vessels and 11% (to approximately $6,100 per day) for the product carriers in 2006. Anticipated increases relate to maintenance expense including storing of vessels, especially for vessels acquired in the last couple of years. Ongoing safety and environmental programs are also reflected in operating expenses of the vessels.

  We plan to use cash from operating and financing activities as well as proceeds from the sale of vessels, for capital expenditures of $104.4 million for five newbuildings being delivered in the first half of 2006 (see Capital Expenditures section).

  We plan to also use cash to repurchase our common stock at the discretion of management under the most recent Board authority of $70 million.

  We have contracted for the sale of two Panamax vessels and three Suezmax vessels. The Panamax vessels and one Suezmax vessel are sale leaseback transactions and will continue to operate as part of OMI’s fleet until the expiration of the operating leases in 2008 and 2011, respectively. We estimate net proceeds of approximately $89 million from the sale of the two Panamax vessels and approximately $210 million from the sale of the three Suezmax vessels upon their deliveries by the second quarter of 2006. Our debt repayment due to the disposals of the two Panamaxes and two of the Suezmaxes will be approximately $104 million, and the available amount of one of our credit facilities will be reduced by approximately $32 million for the disposal of one of the Suezmaxes.

Financial Condition and Capital Resources

Liquidity

     Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the years ended December 31, 2005 and December 31, 2004:

	For the Years Ended
	December 31,
	2005	2004	Change

	(In millions)
Condensed Cash Flows
Provided (Used) By:
Operating Activities	$303.5	$273.2	$30.3
Investing Activities	30.8	(629.1)	659.9
Financing Activities	(333.8)	348.9	(682.7)

Net Increase (Decrease) in Cash and Cash Equivalents	0.5	(7.0)	7.5
Cash and Cash Equivalents at the Beginning of the Year	41.8	48.8	(7.0)

Cash and Cash Equivalents at the End of the Year	$42.3	$41.8	$0.5

Working Capital

     The primary components of working capital are Cash and cash equivalents (“Cash”), Traffic receivables and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) and other borrowings. Cash of $42.3 million at December 31, 2005 increased $0.5 million from $41.8 million at December 31, 2004. During 2005, excess cash was primarily used to repurchase common stock, convertible notes and repay bank debt. Net cash provided by operating activities of $303.5 million for the year ended December 31, 2005 increased $30.3 million compared to $273.2 million for the year ended December 31, 2004, primarily from higher net earnings of the Company (see “Results of Operations”) and decreases in Traffic receivables for cash received during the 2005 period for balances as of December 31, 2004. Our working capital decreased by $19.2 million from $38.8 million at December 31, 2004 to $19.6 million at December 31, 2005. The decrease in working capital was primarily the result of the increase in Current liabilities of $18.2 million and a decrease in Current assets of $1.0 million. At December 31, 2005, Current liabilities increased primarily because of increases in operating activities as a result of more vessels operating in 2005. Current assets decreased primarily because of decreases in Traffic receivables. At December 31, 2005, fluctuations relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash. In the year ended December 31, 2005, the Company repurchased 15,035,000 common shares for an aggregate of $269.9 million, under share repurchase programs approved by the Board of Directors (see Acquisition and Retirement of Treasury Stock). Total debt repaid for the year ending December 31, 2005 included unscheduled payments on bank debt of $185.8 million and early extinguishment of Convertible Notes of $97.3 million (see Long-Term Debt Obligations and Credit Arrangements sections below for more details).

     As of December 31, 2005, the Company had total estimated capital commitments to acquire vessels (five product carriers under construction in 2005) of $104.4 million. The Company estimates expenditures for drydock to aggregate approximately $5.2 million in 2006 (see Capital Expenditures section). During the year ended December 31, 2005, we received proceeds from the disposal of four vessels of approximately $176.4 million.

     Vessels, Construction in Progress (“CIP”) and Other Property

     At December 31, 2005, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,572.2 million decreased a net of $32.3 million from $1,604.5 million at December 31, 2004. Capital expenditures of approximately $148.6 million for the year ended December 31, 2005 were primarily for the final payment for five newbuildings, installment payments for vessels under construction, capital improvements and capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $115.7 million due to the sale of four vessels, two Suezmax vessels in November 2005 and two handysize crude oil carriers in January 2005. Accumulated depreciation increased by $26.0 million because of the 2005 depreciation and amortization expense of $65.4 million offset by the reduction of $39.4 million related to the four vessels sold during the year.

     Cash provided by investing activities was $30.8 million for the year ended December 31, 2005 compared to cash used by investing activities of $629.1 million for the year ended December 31, 2004. During the 2005 period, proceeds from the disposal of vessels of $176.4 million were offset by $148.6 million used for capital expenditures as follows:

  $117.9 million was used for the purchase of five product carrier newbuildings delivered;

  $24.4 million was used for five vessels under construction; and

  $6.3 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

     Cash used by investing activities of $629.1 million for the year ended December 31, 2004 was primary for the acquisition of five Suezmax vessels ($353.7 million) and deposits/installment payments for seven product carriers under construction ($89.8 million), in addition to final payments for the delivery of four product carriers ($91.6 million) and the purchase of three 2004 product carrier ($116.6 million) and other additions, offset by proceeds received from the disposal of six vessels of $59.2 million.

Long-Term Debt Obligations and Credit Arrangements

     As of December 31, 2005, long-term debt obligations decreased $44.5 million to $895.9 million from $940.4 million at December 31, 2004. Long-term obligations at December 31, 2005 consisted of the following:

  Term loans of $347.1 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin;(1),(3)

  Term loans of $54.1 million under bank mortgage agreements at average fixed rates of 5.31%;

  Reducing revolving facilities of $150.0 million under bank mortgage agreements at variable rates based on LIBOR plus a margin;(2),(3)

  7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and

  2.875% Unsecured Convertible Senior Notes due December 2024 of $144.8 million.

Note: As of December 31, 2005, the available undrawn amount under our reducing revolving facilities aggregated $449.2 million.

(1)	Average interest rates at December 31, 2005 were 5.184% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)	Average interest rates at December 31, 2005 were 3.238% including margins that ranged from 0.675% to 0.80%.
(3)	As of December 31, 2005, OMI had various interest rate swaps that fix notional amounts aggregating $94.4 million (not including $112.4 million scheduled to begin in 2006) of variable rate debt ranging from 2.90% to 4.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to July 2009.

     Cash used by financing activities was $333.8 million for the year ended December 31, 2005 compared to cash provided by financing activities of $348.9 million for the year ended December 31, 2004. During the year ended December 31, 2005, we made $316.6 million in principal payments ($33.5 million of scheduled payments, $97.3 million for early extinguishment of 2.875% Convertible Notes, $164.0 million repayment on revolving credit facilities and $21.8 million in prepayments of a term loan now collateralized by the $320 Facility). During the year ended December 31, 2005, the Company drew down an aggregate of $280 million; $234 million on our revolving credit facilities ($164.0 million of which was repaid during the year) and $46.0 million relating to the acquisitions of the FOX and TEVERE.

     During the year ended December 31, 2005, we paid cash of $269.9 million to repurchase 15,035,000 shares of common stock and $25.9 million for dividends to shareholders in January 2005, April, July and October 2005.

     Cash provided by financing activities was $348.9 million for the year ended December 31, 2004. During the year ended December 31, 2004, we made $673.6 million in principal payments ($274.2 million were scheduled payments and $399.4 million were unscheduled prepayments on our revolving lines of credit) and received $1,049.2 million in proceeds from the issuance of debt ($250.0 million proceeds from 2.875% Unsecured Convertible Senior Notes issued in December 2004, $165.0 million proceeds from our $375 revolving facility to repay other debt, $250.0 million in proceeds from a bridge loan (used as temporary financing for our third quarter acquisitions), $147.3 million in draw downs under our $348 revolving facility (used for third quarter acquisitions as well as for working capital purposes), and $236.9 million in proceeds from term loans (which were used for the purchase of nine vessels).

     During the year ended December 31, 2004, we received proceeds of $137.7 million from the issuance of 12,204,000 shares of common stock and the exercise of stock options, which were also used to fund acquisitions. During 2004, we paid cash in aggregate amount of $141.4 million to repurchase 7,890,000 shares of common stock.

     Our debt to total capitalization (debt and stockholders’ equity) at December 2005 was 54% and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 53%. As of March 10, 2005, we had approximately $472.2 million in available liquidity (including cash and undrawn available lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance capital expenditures. Since we have not borrowed all funds available under these two revolving facilities, there are currently no payments due in the next 12 months.

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

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of December 31, 2005, we were in compliance with all covenants.

     Interest-Rate Swaps

     As of December 31, 2005, we had various interest rate swaps aggregating $206.8 million (which includes notional amounts aggregating $112.4 million for two interest rate swaps that commence in 2006) with related loans they are designated to hedge on various debt tranches within a range of 2.9% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2005, the Company has recorded an asset of $3.0 million related to the fair market value of these hedges and a corresponding unrealized gain of $3.0 million to Other comprehensive income (loss).

     Forward Freight Agreements

     At December 31, 2005, the FFAs had an aggregate notional value of $3.1 million, which is an aggregate of both long and short positions that extend to March 2006. The fair value of $0.2 million at December 31, 2005 of our forward freight agreements is the estimated net amount that the Company would receive to terminate the agreements at the reporting date.

     The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

     Contracted Time Charter Revenue

     Currently, OMI has time charter contracts for 32 vessels, 15 with profit sharing arrangements (including two that will expire later in 2006), including three recent contracts agreed to in the first quarter of 2006. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks. The following table reflects our current contracted time charter revenue through 2012:

	2006	2007	2008	2009	2010-2012

	(dollars in millions)
TC Revenue	$207.6	$197.4	$148.2	$73.6	$62.8
Number of Vessels(a)	30	27	17	10(b)	—

Contracted Time Charter Revenue

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.
(b)	The remaining 10 charters expire as follows: eight charters will expire in 2010 and two will expire in 2012.

If certain vessels with time charter contracts are sold, it would reduce our future time charter revenue.

     We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels we expect to record profit sharing for by quarter:

	2006	2007	2008	2009	2010

First Quarter	1	3	3	1	—
Second Quarter	5	7	6	6	3
Third Quarter	4	2	2	2	1
Fourth Quarter	1	1	—	—	—

Total	11	13	11	9	4

Capital Expenditures

     2006 Drydocks

     OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate the drydock of up to 10 vessels (six of which may begin in the first half of 2006), for an estimated aggregate cost of $5.2 million. The vessels are expected to incur up to an aggregate of approximately 216 off-hire days in the first and second half of the year.

     The table below is a breakdown by vessel segment and charter type (spot or TC) for the Crude Oil Fleet and Clean fleet:

	Number of Days	Number of Days
	Off-hire in the	Off-hire in the	Projected
	First Half of 2006	Second Half of 2006	Costs

Crude Oil Fleet:			(in millions)
Suezmax—spot	20	20	$0.7
Suezmax—TC	20	n/a	0.4

Clean Fleet:
Products—TC	88	44	3.2
Products—spot	n/a	24	0.9

Total	128	88	$5.2

     Capital Expenditures for Vessel Acquisitions

     At December 31, 2005, we had commitments to take delivery of five product carriers, four handymax and one handysize, with 2006 delivery dates. Three vessels have been delivered in the first quarter and two are expected to be delivered in the second quarter. The contract costs for the five vessels aggregated $183.3 million. As of December 31, 2005, $78.9 million in payments had been made on these contracts, $23.8 million of which was paid in during the year ended December 31, 2005.

     As of December 31, 2005, future construction installment and delivery payments, before financing, if any, were as follows:

2006 Payments

(in millions)
First Quarter(a)	$67.0
Second Quarter	37.4

Total Remaining Payments	$104.4

Note (a): In January, February and March 2006, an aggregate of $62.9 million was paid upon delivery of three vessels.

     Dividends

     During 2005, the Board of Directors declared quarterly dividends aggregating $0.32 per share to shareholders of record at designated dates aggregating $ 25.6 million (the fourth quarter dividend of $5.7 million declared in November 2005 and paid on January 11, 2006). On February 16, 2006, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.08 per share to $0.10 per share and declared the $0.10 per share dividend to shareholders of record on March 22, 2006, which will be paid on April 12, 2006.

     Acquisition and Retirement of Treasury Stock

     The Company has a stock buy back and retirement program in place. The following table illustrates repurchases by Board authorized programs for the year ended December 31, 2005:

Board	Amount	Total Shares	Costs For
Authorization	Authorized	Repurchased	Repurchases

			(in millions)
December 2004	4,250,000 Shrs.	4,250,000	$78.3
August 2005	3,000,000 Shrs.	3,000,000	51.8
September 2005	$70.0 million	3,997,235	70.0
October 2005	$70.0 million	3,787,765	69.8

Total		15,035,000	$269.9

Average Price Per Share			$17.95

     The Company has substantially completed the previous $70.0 million authority announced October 31, 2005. In February 2006, the Board authorized another $70 million for the repurchase of its common stock. OMI currently has 71,061,791 shares outstanding.

     Restricted Stock

     In 2003, the 2003 Stock Incentive Plan was approved. This plan provides for the granting of options to officers, employees, consultants and directors for restricted shares and stock options. The total number of shares that may be awarded under the Plan are 4,000,000, of which 1,400,000 shares of stock may be awarded as restricted stock. We have not granted any stock options under this plan in 2003, 2004 or 2005. No additional restricted shares or options may be granted pursuant to any prior Company plan.

     The Company has granted restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan. At December 31, 2005, there were 1,943,119 shares of restricted stock outstanding at an average fair value at grant date of $11.12 per share.

     Other Commitments and Contingencies

     Please refer to the appropriate sections within the Financial Condition and Capital Resources section for other commitments disclosed (i.e., for capital expenditures relating to vessel purchases under current construction contracts, see “Capital Expenditures” section.)

     Athenian Arbitration

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. In September 2005, the dispute relating to the failed delivery of the Suezmax tanker was settled. The Company’s deposit of $6.4 million (previously classified as restricted cash and included in the Consolidated Balance Sheets in Other assets and deferred charges) was returned to OMI, together with interest. No other payments were made by either party. There is no material impact on the Company resulting from the settlement.

     Other

     In September 2005, the Company reached an agreement with one of its insuring Protection and Indemnity Associations (“P & I club”) in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships that culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S.

Government in the amount of $4.2 million and associated costs. In the fourth quarter of 2005, the Company received $1.0 million from the settling insurer. We have recognized a $0.6 million gain (which reflects associated expenses of $0.4 million) recorded in Vessel expense in the Consolidated Statements of Income, for the year ended December 31, 2005 from the insurance recovery. A claim against another P & I club relating to the same incident was rejected by that insurer and the Company has commenced an arbitration seeking recovery on the claim. At December 31, 2005, no amounts have been recorded nor will any be recognized until the arbitration has been decided or settled.

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

     Contractual Obligations

     The following table lists contractual obligations by required payment periods as of December 31, 2005:

	Payments Due By Period

	Total	2006	2007-2008	2009-2010	Thereafter

	(in millions)
Contractual Obligations
Long-Term Debt	$895.9	$ 34.5	$74.8	$64.0	$722.6
Interest on Fixed Rate Debt	162.4	9.7	43.3	41.7	67.7
Interest on Variable Rate Debt(1)	184.1	25.7	50.2	42.8	65.4
Purchase Obligations(2)	104.4	104.4	—	—	—
Operating Leases(3)	204.6	40.1	63.7	58.6	42.2

(1)	Variable rate interest of 5.08% is based on a projected LIBOR rate plus applicable margins.
(2)
Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheets as Liabilities.

(3)
Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to December 31, 2005, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheets, since such payments relate to services to be provided in the future.

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

     Operating leases agreed to in the first quarter of 2006 are not included in the Contractual Obligation table above. For more information see discussion in the 2005 Financial Summary, recent transaction, Disposition of vessels and 2006 Outlook sections.

     Off-Balance-Sheet Arrangements

     As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

     Newly Issued Accounting Principles

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), as amended. This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards existing as of the adoption date, as well as those granted and modified after the adoption date. The provisions of SFAS 123(R), as amended, which the Company adopted on January 1, 2006, did not have a material effect on the Company’s consolidated financial statements since we have an immaterial amount of options, which are 100% vested, remaining from prior grants. However, if the Company were to resume issuing stock options, the impact could be material.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretations of SFAS 123 (R) and the valuation of share-based payments for public companies. OMI has evaluated the requirements of SFAS 123 (R) in conjunction with SAB 107 and we do not expect that the adoption of SAB 107 on January 1, 2006 to have a material impact on Company’s consolidated financial statements and earnings per share.

     In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) to the Company for determination of the onetime election for purposes of transition. However, substantially all of the Company’s operations are tax exempt and will not be impacted by this FSP upon adoption.

     In February 2006, the FASB issued FSP 123 (R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP (R)-4 amends SFAS 123(R) to require companies with contingent cash-settleable provisions in their employee share option awards to assess the probability of the contingent event’s occurrence when classifying the instrument as liabilities or equity. The guidance in this FSP will be applied upon initial adoption of Statement 123(R). Since the Company adopted Statement 123(R) prior to the issuance of the FSP, we will apply the guidance in the FSP in the first reporting period beginning after February 2006. The Company does not anticipate that this new FSP will have a material impact on the Company’s financial statements.

     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (“SFAS 154”) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

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

  estimates of capital requirements and the sources of the funding; and

  statements regarding hedges and their affects.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risks

     Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At December 31, 2005, the floating rate debt, taking into account the interest rate swaps referred to herein, was $497.1 million of the $895.9 million total debt, and we had interest rate swaps relating to the floating rate debt of $206.8 million (including $112.4 million on interest rate swaps that commences in 2006). At December 31, 2004, the floating rate debt was $490.4 million, and we had interest rate swaps relating to the floating rate debt of $192.2 million (including $62.4 million on interest rate swaps that commences in 2006). Based on the floating rate debt at December 31, 2005, a one-percentage point increase in the floating interest rate would increase interest expense by $2.9 million per year.

     The fair market value of the fixed rate debt on our balance sheet was $386.6 million as of December 31, 2005, and $454.6 million as of December 31, 2004.

     The table below provides information about interest rates, including our debt obligations and interest rate swaps at December 31, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

		Expected Maturities(1)
	Balance as of
	Dec. 31, 2005	2006	2007	2008	2009	2010	Thereafter

	(In millions, except percentages)
Long-Term Debt:
Fixed-Rate Debt	$398.8	$6.2	$6.2	$6.2	$6.2	$29.3	$344.7
Average Interest Rate		5.60%	5.60%	5.61%	5.61%	5.59%	7.00%

Variable Rate Debt(2)	497.1	28.3	27.6	34.8	30.3	(1.7)	377.8

Interest Rate Swaps:(3)
Contract Amount	94.4	10.5	10.5	38.9	34.5	—	—
Average Fixed Pay Rate		3.34%	3.36%	3.49%	4.32%	—

(1)	These are the expected maturities based on the balances as of December 31, 2005.
(2)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year. In 2010, $24.6 million of fixed rate debt reverts to variable rate debt.
(3)	Excludes $112.4 million for two swaps beginning in 2006.

     Spot Market Rate Risk

     We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. The fair value of FFAs is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. At December 31, 2005, the FFAs had an aggregate notional value of $3.1 million, which is an aggregate of both long and short positions that extend to March 2006. The fair value of $0.2 million at December 31, 2005 of our forward freight agreements is the estimated net amount that the Company would receive to terminate the agreements at the reporting date.

[This Page Intentionally Left Blank]

Item 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	For the Years Ended December 31,

	2005	2004	2003

REVENUE	$652,367	$564,674	$323,153

OPERATING EXPENSES:
Voyage expense	136,743	80,183	53,756
Vessel expense	89,116	62,801	56,783
Charter hire expense	72,781	59,996	22,668
Depreciation and amortization	68,399	56,172	50,891
General and administrative	31,683	24,867	16,603
Provision for settlement and related expenses	—	—	6,000
Provision for impairment loss on vessels	—	—	2,770
(Gain) loss on disposal of vessels—net	(57,965)	(1,726)	14,358

Total operating expenses	340,757	282,293	223,829

OPERATING INCOME	311,610	282,381	99,324

OTHER INCOME (EXPENSE):
(Loss) gain on investments	—	(3,098)	618
Interest expense	(43,739)	(34,460)	(23,854)
Interest income	1,225	872	383
Other—net	6,073	—	—

Net other expense	(36,441)	(36,686)	(22,853)

NET INCOME	$275,169	$245,695	$76,471

BASIC EARNINGS PER COMMON SHARE	$3.39	$2.87	$0.98

DILUTED EARNINGS PER COMMON SHARE	$3.39	$2.86	$0.98

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,112	85,712	77,934
Diluted	81,177	85,839	78,182
CASH DIVIDENDS DECLARED PER SHARE	$0.32	$0.22	n/a

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,

	2005	2004

CURRENT ASSETS
Cash, including cash equivalents of $29,401 in 2005 and $10,120 in 2004	$42,297	$41,805
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $5,600
in 2005 and $4,183 in 2004	59,358	72,474
Other	8,466	2,834
Current restricted cash	1,461	1,000
Prepaid expenses and other current assets	16,254	10,701

Total current assets	127,836	128,814

VESSELS, CONSTRUCTION IN PROGRESS AND OTHER PROPERTY
Vessels	1,662,786	1,638,002
Construction in progress	84,042	116,895
Other property	4,827	3,027

Total vessels, construction in progress and other property	1,751,655	1,757,924
Less accumulated depreciation	179,383	153,431

Vessels, construction in progress and other property-net	1,572,272	1,604,493

DRYDOCK—NET OF AMORTIZATION	4,988	3,587
NON-CURRENT RESTRICTED CASH	148	7,433
OTHER ASSETS AND DEFERRED CHARGES	22,799	26,679

TOTAL	$1,728,043	$1,771,006

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2005	2004

CURRENT LIABILITIES:
Current portion of long-term debt	$34,491	$33,200
Accounts payable	19,195	13,895
Accrued liabilities:
Voyage and vessel	4,688	5,393
Interest	4,634	4,059
Compensation	8,126	6,663
Other	10,313	3,821
Deferred charter hire revenue	10,799	7,597
Charter hire payable	10,210	7,808
Dividend payable	5,704	5,994
Deferred gain on sale of vessels	—	1,557

Total current liabilities	108,160	89,987

OTHER LIABILITIES	3,571	6,381

LONG-TERM DEBT	861,376	907,236

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS’ EQUITY:
Common stock, $0.50 per share par value; 150,000 shares authorized,
shares issued and outstanding: 2005-71,304, 2004-85,630	35,652	42,815
Capital surplus	89,370	340,147
Retained earnings	641,073	391,476
Unearned compensation—restricted stock	(14,204)	(6,851)
Accumulated other comprehensive income (loss)	3,045	(185)

Total stockholders’ equity	754,936	767,402

TOTAL	$1,728,043	$1,771,006

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,

	2005	2004	2003

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income	$275,169	$245,695	$76,471
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	68,399	56,172	50,891
(Gain) loss on disposal of vessels—net	(57,965)	(1,726)	14,358
Loss (gain) on investments	—	3,098	(618)
Provision for impairment loss on vessels	—	—	2,770
Amortization of deferred gain on sale of vessels	(1,557)	(1,557)	(1,557)
Amortization of debt issue costs	3,150	3,101	1,959
Amortization of restricted stock awards	4,092	2,212	1,290
Other	(4,899)	—	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	1,207	(42,209)	(18,300)
Increase in accounts payable and accrued liabilities	17,135	9,304	12,837
Increase in other assets and deferred charges	(295)	(23)	(271)
Increase (decrease) increase in other liabilities	23	(82)	2,697
Other—net	(995)	(764)	(6)

Net cash provided by operating activities	303,464	273,221	142,521

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Proceeds from disposition of vessels	176,351	59,171	33,048
Additions to vessels and other property	(148,597)	(675,639)	(217,801)
Payments for drydocking	(4,387)	(4,087)	(1,621)
Proceeds (payments) for a deposit in escrow	6,435	(6,435)	—
Escrow of funds	1,000	1,002	1,000
Other	—	(3,098)	723

Net cash provided (used) by investing activities	30,802	(629,086)	(184,651)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	279,958	1,049,191	372,274
Payments on debt	(316,613)	(673,627)	(317,963)
Proceeds from issuance of common stock	548	140,129	5,951
Payments for debt issue costs	(1,872)	(12,778)	(10,234)
Payments for the purchase of common stock	(269,933)	(141,405)	—
Payments of dividends to shareholders	(25,862)	(12,628)	—

Net cash (used) provided by financing activities	(333,774)	348,882	50,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	492	(6,983)	7,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,805	48,788	40,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,297	$41,805	$48,788

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For Each of The Three Years in the Period Ended December 31, 2005
(In thousands)

							Accumulated
					Unearned		Other	Total
	Common Stock				Compensation		Comprehensive	Stock-	Compre-
			Capital	Retained	Restricted	Treasury	(Loss)	holders’	hensive
	Shares	Amount	Surplus	Earnings	Stock	Stock	Income	Equity	Income

Balance at January 1, 2003	76,779	$38,390	$321,447	$87,932	$(3,658)	—	$(6,289)	$437,822
Comprehensive income:
Net income				76,471				76,471	$76,471
Other comprehensive income:
Net unrealized gains on
derivatives							4,230	4,230	4,230

Total comprehensive income									$80,701

Issuance of common stock	2,000	1,000	10,989					11,989
Exercise of stock options	1,381	691	5,271					5,962
Issuance of restricted stock
awards	498	249	3,159		(3,408)			—
Amortization of restricted stock
awards					1,290			1,290

Balance at December 31, 2003	80,658	40,330	340,866	164,403	(5,776)	—	(2,059)	537,764
Comprehensive income:
Net Income				245,695				245,695	$245,695
Other comprehensive income:
Net unrealized gain on
derivatives							1,874	1,874	1,874

Total comprehensive income									$247,569

Dividends on common stock				(18,622)				(18,622)
Issuance of common stock	12,204	6,102	131,593					137,695
Exercise of stock options	481	240	2,194					2,434
Purchase of treasury stock					431	(16,497)		(16,066)
Purchase and retirement of
common stock	(8,000)	(4,000)	(138,081)			16,497		(125,584)
Issuance of restricted stock awards,
net of forfeitures	287	143	3,575		(3,718)			—
Amortization of restricted stock
awards					2,212			2,212

Balance as of December 31, 2004	85,630	42,815	340,147	391,476	(6,851)	—	(185)	767,402
Comprehensive income:
Net Income				275,169				275,169	$275,169
Other comprehensive income:
Net unrealized gain on
derivatives							3,230	3,230	3,230

Total comprehensive income									$278,399

Dividends on common stock				(25,572)				(25,572)
Exercise of stock options	106	53	495					548
Purchase and retirement of
common stock	(15,035)	(7,518)	(262,415)					(269,933)
Issuance of restricted stock awards,
net of forfeitures	603	302	11,143		(11,445)			—
Amortization of restricted stock
awards					4,092			4,092

Balance as of December 31, 2005	71,304	$35,652	$89,370	$641,073	$(14,204)	—	$3,045	$754,936

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     Reclassifications—Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation. These reclassifications have no impact on previously reported net income or cash flows, except as indicated below.

     To conform to the presentation in 2005, the Company corrected the 2004 classification of the deposit of $6,435,000 held in escrow (see Note 9) from Operating Activities to Escrow of Funds in Investing Activities in the Consolidated Statements of Cash Flows.

     Principles of Consolidation—The consolidated financial statements include all subsidiaries that are more than 50% owned by OMI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Revenue Recognition— Revenues are generated primarily from voyage charters and time charters.

     Consistent with industry practice, we use time charter equivalent, or TCE revenue, which comprises revenue from vessels operating on time charters and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

     Voyage charters: Under a voyage charter and voyage servicing contracts of affreightment (“COAs”) the revenues and associated voyage costs, such as fuel, canal tolls and port charges are recognized ratably over the estimated duration of the voyage (the percentage of completion method of accounting). Estimated losses under a voyage charter are provided for in full at the time such losses become evident. OMI’s accounting policy for recognition of voyage freight for vessels operating on voyage charters and COAs is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the discharge of cargo for the prior voyage to the discharge of cargo for the current voyage. Demurrage income, included in voyage revenue, is the revenue earned when loading and discharging time exceeds the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is also recognized ratably over the estimated duration of the voyage. The Consolidated Balance Sheets reflect the accrual of revenues and expenses from voyages in progress.

     Time charter: Under a time charter, revenues are recorded over the term of the charter as service is provided. When the time charter contains a profit sharing agreement, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives a preliminary cash payment for profit sharing after six months. This distribution is recorded in deferred revenue (a liability) until the threshold is reached. Amounts receivable arising from profit sharing arrangements are accrued based on the actual results of the voyages recorded as of the reporting date.

     Pool revenue: Revenues include the gross revenue generated by vessels in the Gemini Suezmax Pool that began in December 2003. The Gemini Pool, a pool for double hull Suezmax vessels, is operated by Gemini Tankers LLC (“Gemini”), a wholly owned subsidiary of OMI. As of December 31, 2005, there were 17 Suezmaxes (12 of OMI’s and 5 from 2 other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense equal to the revenue earned for the five non-OMI vessels is included in OMI’s consolidated charter hire expense.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

     Cash Equivalents—Cash equivalents represent liquid investments, with initial maturities of 90 days or less. The carrying amount of these investments is at cost, which approximates fair value.

     Restricted Cash—Restricted cash includes cash held in an escrow account pursuant to a sale/leaseback agreement. The escrow account for the sale/leaseback agreement is collateral for the Company’s obligations under an operating lease arrangement (see Note 6). In 2004, restricted cash also included cash held in an escrow account for a vessel acquisition that was in arbitration. The arbitration was settled in September 2005 and the cash, together with interest, was returned to OMI (see Note 9).

     Vessels, Construction in Progress and Other Property—Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful life of the asset up to the asset’s estimated salvage value. The estimated useful life of a vessel is 25 years. Salvage value is based upon a vessel’s lightweight tonnage multiplied by a scrap rate. Upon sale of a vessel, the asset cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income. Other property and leasehold improvements are amortized on the straight-line method over the shorter of the terms of the lease or estimated useful life of the asset, which ranges from three to 12 years.

     Expenditures for maintenance, repairs and minor renewals are expensed as incurred. Capital expenditures for significant improvements and new equipment are capitalized and are depreciated over the shorter of the capitalized asset’s life or the remaining life of the vessel.

     Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $3,758,000 in 2005, $3,717,000 in 2004 and $1,230,000 in 2003.

     Impairment of Long-Lived Assets—The Company follows Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which requires that long-lived assets and certain identifiable intangibles by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred that would require modification to the carrying values or the useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. In the event that a vessel impairment occurs, the Company would record a charge to net income calculated by comparing the vessel’s carrying value to the discounted projected cash flows and/or estimated fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis.

     Drydock—Drydock costs and special surveys are deferred and amortized over the estimated period between drydocks and special surveys, which is generally a two to three year period. The drydock amortization expense was $2,956,000 in 2005, $1,777,000 in 2004 and $4,223,000 in 2003 and is included in depreciation and amortization expense.

     Deferred Finance Charges—Deferred finance charges, included in Other assets and deferred charges, were $18,467,000 at December 31, 2005 and $24,194,000 at December 31, 2004. The charges are amortized over the life

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

of the related debt and are included in Interest expense. The amount included in Interest expense was $3,150,000 in 2005, $3,101,000 in 2004 and $1,959,000 in 2003. During the years ended December 31, 2005 and December 31, 2004, OMI recorded a charge to (gain) loss on disposal of vessels-net (see Note 10) of $1,207,000 and $700,000, respectively, relating to the writedown of deferred finance fees attributed to particular vessels disposed of during each of the years. Additionally, OMI recorded a charge to Other-net of $3,242,000 in 2005 related to the writedown of finance fees for the repurchase of our 2.875% Convertible Notes (see Note 3).

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

     Comprehensive Income—The Company follows SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and unrealized gains and loss on derivatives. Accumulated other comprehensive income (loss) consists of net unrealized gains and losses on interest rate swaps for each of the three years in the period ended December 31, 2005.

     Federal Income Taxes—The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company believes that substantially all its operations are exempt from income taxes in the United States of America.

     Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans (see Notes 14 and 16).

     During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” to account prospectively for stock options issued after December 31, 2002. In accordance with the modified prospective method of adoption, results of prior years have not been restated. There were no options granted in the three years ended December 31, 2005. Currently, all of the stock options previously issued have vested. No stock-based employee compensation expense for stock options was reflected in net income for the three years ended December 31, 2005.

     Derivatives and Hedging Activities—The Company accounts for derivatives in accordance with the provisions of SFAS 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” The Company uses derivatives to reduce market risks associated with its operations. The Company is exposed to market risk, such as changes in interest rates and rates derived from vessels operating in the spot market. Derivative instruments are recorded as assets or liabilities and are measured at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is immediately recognized into income (see Note 4).

     Recently Issued Accounting Principles—Recently issued pronouncements, statements and positions are summarized as follows:

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

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006 and this pronouncement will apply to all awards existing as of the adoption date, as well as those granted and modified after the adoption date. The provisions of SFAS 123(R), as amended, which the Company adopted on January 1, 2006, did not have a material effect on the Company’s consolidated financial statements since we have an immaterial amount of options, which are 100% vested, remaining from prior grants. However, if the Company were to resume issuing stock options, the impact could be material.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretations of SFAS 123 (R) and the valuation of share-based payments for public companies. OMI has evaluated the requirements of SFAS 123 (R) in conjunction with SAB 107, and we do not expect that the adoption of SAB 107 on January 1, 2006 to have a material impact on Company’s consolidated financial statements and earnings per share.

     In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) to the company for determination of the onetime election for purposes of transition. However, substantially all of the Company’s operations are tax exempt and will not be impacted by this FSP upon adoption.

     In February 2006, the FASB issued FSP 123 (R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in this FSP (R)-4 amends SFAS 123(R) to require companies with contingent cash-settleable provisions in their employee share option awards to assess the probability of the contingent event’s occurrence when classifying the instrument as liabilities or equity. The guidance in this FSP will be applied upon initial adoption of Statement 123(R). Since the Company adopted Statement 123(R) prior to the issuance of the FSP, we will apply the guidance in the FSP in the first reporting period beginning after February 2006. The Company does not anticipate that this new FSP will have a material impact on the Company’s financial statements.

     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (“SFAS 154”) SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

     Segment Reporting—The Company accounts for its segments in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the Company’s methods of internal reporting and management structure, the Company has two reportable segments, the Crude Oil Fleet and the Clean Fleet.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 2—Earnings Per Common Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of stock options using the treasury stock method and the conversion of the 2.875% Unsecured Convertible Senior Notes due 2024 (“2.875% Convertible Notes”) to the extent dilutive.

     The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	For the Years Ended December 31,

	2005	2004	2003

Numerator:
Net income	$275,169	$245,695	$76,471

Denominator:
Basic weighted average common shares outstanding	81,112	85,712	77,934
Effect of dilutive securities:
Options	65	127	248

Diluted weighted average common shares	81,177	85,839	78,182

Basic earnings per common share	$3.39	$2.87	$0.98

Diluted earnings per common share	$3.39	$2.86	$0.98

     For the years ended December 31, 2005 and December 31, 2004, the 2.875% Convertible Notes were not dilutive, as the average price of OMI’s stock was less than the conversion price of the notes (see Note 3).

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements

     Long-term debt consists of the following:

	December 31,

	2005	2004

Secured debt:
Term loans under mortgage agreements:
Variable rates:
Based on the London Interbank Offering Rate (“LIBOR”) plus
a margin with an average interest rate of 5.184% in 2005 and 3.439% in
2004 due in varying installments and maturities to 2015:(1),(2),(4)	$347,061	$410,436
Fixed rate:
5.30% Due October 2013(3)	25,600	—
5.32% Due August 2015(3)	28,450	—
Reducing revolving facilities under bank mortgage agreements at LIBOR plus a margin with an average interest rate of 5.04% in 2005 and 3.238% in
2004(1),(4)	150,000	80,000
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000	200,000
2.875% Unsecured Convertible Senior Notes due December 2024	144,756	250,000

Total	895,867	940,436
Less: Current portion of long-term debt:
Scheduled amortization payments of debt	34,491	33,200

Long-term debt	$861,376	$907,236

(1)	The margins on the variable rate debt outstanding at December 31, 2005 ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)	The margins on the variable rate debt outstanding at December 31, 2004 ranged from 0.80% to 1.375%. Under our loan agreements, LIBOR can range from 30 days to one year.
(3)	During the fourth quarter of 2005, the interest rates (including margins) for two variable rate loans were fixed at 5.30% and 5.32% for five years.
(4)
As of December 31, 2005, OMI had various interest rate swaps that fix notional amounts aggregating $94,432,000 (not including $112,400,000 scheduled to begin in 2006) of variable rate debt ranging from 2.90% to 4.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to July 2009.

As of December 31, 2004, OMI had various interest rate swaps that fix notional amounts aggregating $129,808,000 (not including $62,400,000 that began in February 2006) of variable rate debt ranging from 2.90% to 4.86% (excluding margins) with maturity dates of the swaps ranging from October 2005 to July 2009.

     As of December 31, 2005, 97.5% of the net book value or $1,448,930,000 of the Company’s vessels (representing 40 vessels) was pledged as collateral under certain debt agreements.

     Reducing Revolving Credit Facilities

     OMI has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348,000,000 facility that had an original due date of July 27, 2006 and an available balance at that time of $154,394,000 with a 10 year $320,000,000 reducing revolving credit facility (the “$320 Facility”). The $320 Facility is collateralized by 12 vessels. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675% . The scheduled semiannual reductions in May and November of $10,000,000 and the remaining balloon payment of $130,000,000 at maturity in May 2015 may be further reduced upon the disposal of a vessel pledged as collateral. As of December 31, 2005, the undrawn amount under the $320 Facility was $160,000,000 and outstanding borrowings were $150,000,000.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements (continued)

     OMI has another 10 year reducing revolving facility dated November 2004, in the original amount of $375,000,000 (“$375 Facility”). Borrowings under the $375 Facility bear interest at LIBOR plus a margin of 0.80%. During the fourth quarter of 2005, as a result of the sale of the PECOS and SABINE (see Note 10) the available amount under this facility was reduced by an aggregate amount of $65,320,000. At December 31, 2005, the $375 Facility was collateralized by 11 vessels. The scheduled semiannual reductions in May and November are $9,230,000 and the remaining balloon payment at maturity in November 2014 will be $132,290,000. As of December 31, 2005, the available and undrawn amount under the $375 Facility was $289,200,000.

     Commitment fees on undrawn amounts under the $320 Facility and $375 Facility are based on 27 and 40 basis points, respectively. Commitment fee expense was $2,347,000 in 2005, $2,291,000 in 2004 and $765,000 in 2003.

     7.625% Unsecured Senior Notes Due 2013

     On November 26, 2003, we issued $200,000,000 of 7.625% Senior Notes (the “Notes”) due December 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Senior Notes are subject to certain covenants that among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

     2.875% Convertible Notes Due 2024

     On December 7, 2004, we issued $250,000,000 of convertible notes due December 2024. The notes are senior unsecured obligations of OMI and bear interest at the rate of 2.875% per annum. Interest on the notes is payable semiannually on June 1 and December 1.

     During the year ended December 31, 2005, the Company repurchased an aggregate of $105,244,000 of its Convertible Notes at a discount and recorded a gain of $4,672,000 for the year ended December 31, 2005, which is included in Other Income (Expense) on the Consolidated Statements of Income.

     The conversion ratio and conversion price on the 2.875% Convertible Notes are adjusted upon the payment of cash dividends in excess of $0.28 per share per annum. As of October 2005, the Company had paid dividends aggregating $0.31 per share for the year. As a result the conversion ratio increased to 32.5895 shares for each $1,000 bond, and the conversion price decreased to $30.68 per share, which is 69.0% above our stock price of $18.15 on December 31, 2005.

     The 2.875% convertible notes may be converted prior to maturity under the following circumstances:

  during any fiscal quarter commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the proceeding fiscal quarter exceeds 130% of the conversion price on that 30th trading day; or

  subject to certain exceptions, during the five business-day period after any five consecutive trading-day period in which the trading price per note for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate then in effect; or

  if we have called the note for redemption; or

  upon the occurrence of certain specified corporate transactions.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements (continued)

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

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of December 31, 2005 we were in compliance with all covenants.

     Maturities

     Aggregate maturities of debt during the next five years from December 31, 2005 are as follows:

2006	$34,491
2007	33,770
2008	40,953
2009	36,461
2010	27,550
Thereafter	722,642

Total	$895,867

     Interest Paid

     During the years ended December 31, 2005, 2004 and 2003, cash paid for interest, net of amounts capitalized (see Note 1), totaled approximately $37,112,000, $27,993,000 and $22,396,000, respectively.

Note 4—Derivatives and Hedging Activities

     All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company has entered into interest rate swaps agreements, which have been designated as accounting hedges. The Company has also entered into forward freight agreements (“FFAs”). We use FFAs as economic hedges, but we have not designated FFAs as hedges for accounting purposes, and, as such, changes in the fair value of FFAs are recorded to the Company’s Consolidated Statements of Income each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products. The duration of a contract can be one month, quarterly or up to two years with open positions settling on a monthly basis. We have taken short positions in FFA contracts as a hedge to reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. We have also from time to time taken long positions, which have increased our exposure to the spot market.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Derivatives and Hedging Activities (continued)

     Interest Rate Swaps

     OMI has interest rate swaps to manage interest costs and the risk associated with increasing LIBOR interest rates. As of December 31, 2005, we had various interest rate swaps aggregating notional amounts of $206,832,000 (which includes notional amounts aggregating $112,400,000 for two interest rate swaps that commence in 2006) with related loans they are designated to hedge on various debt tranches within a range of 2.9% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of December 31, 2005, the Company has recorded an asset of $3,045,000 related to the fair market value of these hedges and a corresponding unrealized gain of $3,045,000 to Other comprehensive income (loss).

The changes in the notional amounts were as follows:
	December 31,

	2005	2004

Notional principal amount, beginning of the year	$192,208	$275,390
Increase of notional amounts	50,000	112,377
Reductions of notional amounts	(35,376)	(195,559)

Notional principal amount, end of year	$206,832	$192,208

     Interest expense pertaining to interest-rate swaps for the years ended December 31, 2005, 2004, and 2003 was $252,597, $3,363,000 and $4,816,000, respectively. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statement of Income, as a reduction to interest expense, within the next twelve months has been estimated to be approximately $1,745,000.

     OMI entered into an additional interest rate swap in January 2006, with a notional amount of $50,000,000. The swap commences November 2006 and expires November 2014, and has an interest rate of 4.84%. The Company will pay fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings.

     Forward Freight Agreements

     At December 31, 2005, the FFAs had an aggregate notional value of $3,051,000, which is an aggregate of both long and short positions that extend to March 2006. The fair value of $227,000 at December 31, 2005 of our forward freight agreements is the estimated net amount that the Company would receive to terminate the agreements at the reporting date.

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

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 5—Fair Value of Financial Instruments

     The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents(1)	$42,297	$42,297	$41,805	$41,805

Derivatives:
Liability for interest rate swaps(2)	—	—	1,702	1,702
Asset for interest rate swaps(2)	3,045	3,045	1,517	1,517
Asset for FFAs(3)	262	262	—	—
Liability for FFAs(3)	35	35	—	—

Total debt(4)	895,867	883,710	940,436	944,998

The following methods and assumptions were used to estimate the fair value of each financial instrument:
(1)	Cash and cash equivalents—The carrying amount approximates fair value.
(2)
Interest rate swaps—The fair value of interest-rate swaps (used for hedging purposes) is the estimated amount the Company would pay or receive to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties.

(3)	FFAs—The fair value of FFAs is the estimated amount the Company would receive or pay to terminate FFA contracts based on broker values.
(4)
Debt obligations—The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities. The carrying value approximates the fair market value for the variable rate loans.

Note 6—Operating Lease Expense

Total operating lease expense was $73,788,000, $60,914,000 and $19,809,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Leases are for vessels (charter hire expense) and office space.

     The future minimum lease payments required by year, under operating leases (not including options) subsequent to December 31, 2005 are as follows:

2006	$40,078
2007	31,751
2008	31,965
2009	31,911
2010	26,657
Thereafter	42,270

Total	$204,632

     In April 2005, we signed a new lease for existing and additional office space at our corporate office in Stamford, Connecticut. The lease was extended from December 2006 to February 2017.

     In June and September 2005, OMI chartered-in two new Suezmax vessels, the CAPE BASTIA and the CAPE BONNY, each for a seven year period. OMI has options to extend the term of the time charters and/or to acquire the vessels.

     OMI time charters-in two vessels, the OLIVER JACOB and the MAX JACOB, resulting from two sale leaseback transactions in June 2002 and December 2001, respectively. The OLIVER JACOB has been time chartered back for a period of eight years and is being accounted for as an operating lease. The gain on the sale of approximately $4,700,000 is being amortized over the charter period, which expires in June 2010.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 6—Operating Lease Expense (continued)

     The MAX JACOB has been time chartered back for a period of five years, not including options, and is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 is being amortized over the five year lease term, which expires in December 2006. As part of the charter hire agreement, the Company was required to deposit $5,000,000 in escrow, which is being repaid ratably over the charter period. As of December 31, 2005, the balance in escrow was $1,000,000 and was included in Current restricted cash.

Note 7—Time Charter Revenue

     Time charters to third parties of the Company’s owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing or charterers’ options and excluding broker commissions) to be received subsequent to December 31, 2005 on time charters are as follows:

2006	$180,388
2007	161,623
2008	112,300
2009	61,291
2010	32,872
Thereafter	29,905

Total	$578,379

     If certain vessels with time charter contracts are sold, it could reduce our future time charter revenue and any gain on the disposal of the vessels because of contracted obligations.

     In January 2006, OMI entered into a three year time charter for a handymax product carrier, the PLATTE, currently under construction and scheduled to be delivered in the second quarter of 2006. The vessel will be chartered at a fixed rate, and will add approximately $23,620,000 to the Company’s contracted time charter revenue over the three year period following delivery of the vessel.

     In February 2006, OMI entered into three year time charters for two handysize product carriers, the KANSAS and the REPUBLICAN, scheduled to be delivered in 2006. The time charters are expected to begin in the second quarter. The vessels are both chartered at a fixed rate plus a 50% profit sharing arrangement above the fixed rate, and will add approximately $43,260,000 (not including profit sharing) to the Company’s contracted time charter revenue over the three years.

     In March 2006, OMI entered into a three year time charter for a Suezmax vessel, the CAPE BASTIA, to begin April 2006. The vessel will be chartered at a fixed rate, and will add approximately $40,519,000 to the Company’s contracted time charter revenue over the three years.

Note 8—Impairment Loss on Vessels and Reduction of Depreciable Lives

     The Company evaluates the carrying value of its vessels against the projected undiscounted cash flows as required under the provisions of SFAS 144. Based on the results of our evaluation, the Company recorded an impairment loss of $2,770,000 to the Consolidated Statements of Income for the year ended December 31, 2003 relating to two single hull Panamax vessels. These vessels were considered to be impaired as of December 31, 2003, as their net book values were greater than the undiscounted projected cash flow. During 2004, both vessels were sold (see Note 10).

     In December 2003, during the Company’s periodic evaluation for vessel impairment, it was determined that two single hull handysize product carriers were impacted by the recent International Maritime Organization regulation issued that included new phase-out dates for single hull vessels. There was no adjustment to the 2003 financial statements since the vessels were not impaired; however, the new regulation resulted in reducing the depreciable lives of the two vessels. The phase-out dates would have increased the annual depreciation expense beginning in 2004 by $686,000 until June 2007 and $95,000 from June 2007 to August 2015. The single hull vessels were sold in 2004 (see Note 10).

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 9—Acquisitions of Vessels

     The following table summarizes the acquisitions of vessels delivered during the years ended December 31, 2005 and December 31, 2004:

2005:
	Date	Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

LAUREN	January 2005	2005	Handymax	$40,223
BRAZOS	March 2005	2005	Handymax	40,390
FOX	May 2005	2005	Handysize	30,066
TEVERE	July 2005	2005	Handysize	29,965
THAMES	July 2005	2005	Handymax	37,698

Total				$178,342

2004:
	Date	Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

LOIRE	February 2004	2004	Handysize	$29,256
GARONNE	April 2004	2004	Handysize	29,226
SAONE	July 2004	2004	Handysize	29,484
HORIZON	July 2004	2004	Handymax	39,469
ADAIR	July 2004	2003	Suezmax	70,632
ANGELICA	July 2004	2004	Suezmax	70,681
JANET	July 2004	2004	Suezmax	70,926
ARLENE	August 2004	2003	Suezmax	70,980
INGBORG	August 2004	2003	Suezmax	71,529
JEANETTE	October 2004	2004	Handymax	39,999
GANGES	October 2004	2004	Handysize	29,501
RUBY	December 2004	2004	Handysize	37,066

Total				$588,749

(1)      Capitalized costs include capitalized interest (see Note 1).

     In 2005, we funded all of our capital expenditures with operating cash flow and bank financing (see Note 3).

  2004 Athenian Acquisition

     In June 2004, OMI entered into an agreement for the acquisition of four double hull Suezmax vessels (two built in 2003 and two in 2004), one product carrier built in July 2004 and seven product carriers under construction (of which one was delivered in October 2004, one in January 2005 and one in March 2005) at the same shipyard from Athenian Sea Carriers, Ltd. (“Athenian”). The total contract cost was $585,000,000 ($520,650,000, excluding the vessel not delivered, explained in the next paragraph). As of December 31, 2005, there were four product carriers that were under construction that were scheduled to be delivered in 2006.

     The Company terminated an agreement to acquire one of the Suezmax vessels it was to acquire in August 2004 from Athenian Sea Carriers Ltd., as delivery was not tendered in accordance with the requirements of the agreement. In September 2005, the dispute relating to the failed delivery of the Suezmax tanker was settled. The Company’s deposit of $6,435,000 (previously classified as restricted cash and included in the Consolidated Balance Sheets in Other assets and deferred charges) was returned to OMI, together with interest. No other payments were made by either party. There was no material impact on the Company resulting from the settlement.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 10—Dispositions Of Vessels

  2005 Dispositions

     In November 2005, we sold two 1998-built Suezmax vessels, the PECOS and the SABINE, for a combined sales price of approximately $139,599,000, net of commissions. The sale of the vessels resulted in a gain of approximately $55,021,000, which was recorded to the Consolidated Statements of Income in the fourth quarter of 2005.

     In January 2005, we sold our last two non-double hull handysize crude oil carriers, the TANDJUNG AYU and the BANDAR AYU, for an aggregate sales price of approximately $36,752,000, net of commissions. The sale of the vessels resulted in a gain of approximately $2,913,000, which was recorded to the Consolidated Statements of Income in the first quarter of 2005.

  2004 Dispositions

     In May, June, August and December 2004, we disposed of three single hull Panamax vessels and two single hull product carriers built between 1981 and 1991 for sales prices aggregating approximately $39,124,000, net of commissions. The disposal of the vessels resulted in a net loss on sale of approximately $1,726,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2004.

     In November 2004, our 1986 built single hull Ultra Large Crude Carrier (“ULCC”) with a net book value of $16,514,000 was disposed of. OMI agreed to sell the ULCC vessel for conversion of the vessel for an offshore project for approximately $20,047,000. The disposal of the vessel resulted in a gain on sale of approximately $3,452,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2004.

  2003 Dispositions

     During March, September and November 2003, we disposed of five single hull product carriers built between 1984 and 1990 for sales prices aggregating approximately $33,048,000, net of commissions. The disposal of the vessels resulted in a net loss on sale of approximately $14,358,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2003.

Note 11—Loss on Investment

     The loss on investment of $3,098,000 for the year ended December 31, 2004 resulted from expenses related to the termination of an attempt to acquire Stelmar Shipping in June 2004. During the second quarter of 2004, OMI had withdrawn its previously announced offer to merge with Stelmar following Stelmar’s rejection of its merger proposal and its decision to refrain from entering into discussions with OMI.

Note 12—Financial Information Relating to Segments

     The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

     Crude Oil Tanker Fleet—includes vessels that normally carry crude oil or low grade oil products. The fleet in all years presented include four sizes of vessels; Suezmax, ULCC, Panamax and handysize.

     Clean Fleet—includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. The fleet in all years presented include three sizes of vessels, Panamax, handymax and handysize vessels.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 12—Financial Information Relating to Segments (continued)

     The following is a summary of the operations by major operating segments for each of the three years in the period ended December 31, 2005:

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
Crude Oil Fleet	$410,589	$427,336	$189,254
Clean Fleet	240,259	136,413	133,674

Subtotal	650,848	563,749	322,928
Other	1,519	925	225

Total	$652,367	$564,674	$323,153

Time Charter Equivalent Revenues:(1)
Crude Oil Fleet	$306,456	$352,358	$145,465
Clean Fleet	207,649	131,208	123,707

Total	$514,105	$483,566	$269,172

Operating Income:(2)
Crude Oil Fleet	$218,934	$233,914	$72,989
Clean Fleet	108,994	60,514	37,266

Subtotal	327,928	294,428	110,255
General and administrative expense not allocated to vessels	(23,036)	(17,309)	(11,417)
Other	6,718	5,262	486

Total	$311,610	$282,381	$99,324

Identifiable Assets-At End of Year:
Crude Oil Fleet	$676,186	$844,262	$499,777
Clean Fleet	981,068	855,448	569,299

Subtotal	1,657,254	1,699,710	1,069,076
Cash and cash equivalents	42,297	41,805	48,788
Other	28,492	29,491	35,956

Total	$1,728,043	$1,771,006	$1,153,820

Capital Expenditures:
Crude Oil Fleet	$205	$272,868	$99,118
Clean Fleet	146,592	402,539	130,488
Other	1,800	232	114

Total	$148,597	$675,639	$229,720

Depreciation and Amortization:
Crude Oil Fleet	$30,841	$28,676	$25,391
Clean Fleet	37,024	27,134	25,118
Other	534	362	382

Total	$68,399	$56,172	$50,891

Interest Expense:
Crude Oil Fleet	$7,476	$7,685	$8,847
Clean Fleet	10,057	6,005	11,056

Subtotal	17,533	13,690	19,903
Other(3)	26,206	20,770	3,951

Total	$43,739	$34,460	$23,854

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 12—Financial Information Relating to Segments (continued)

(1)
The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter (see Note 1).

The following is a reconciliation of TCE revenue for the year ended December 31, 2005:

	Crude Oil	Clean
	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$410,589	$240,259	$650,848
Voyage Expenses	104,133	32,610	136,743

TCE Revenue	$306,456	$207,649	$514,105

The following is a reconciliation of TCE revenue for the year ended December 31, 2004:
	Crude Oil	Clean
	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$427,336	$136,413	$563,749
Voyage Expenses	74,978	5,205	80,183

TCE Revenue	$352,358	$131,208	$483,566

The following is a reconciliation of TCE revenue for the year ended December 31, 2003:
	Crude Oil	Clean
	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$189,254	$133,674	$322,928
Voyage Expenses	43,789	9,967	53,756

TCE Revenue	$145,465	$123,707	$269,172

(2) Operating income includes gain (loss) on disposal of vessels—net (see below).

	For the Years Ended December 31,

	2005	2004	2003

Gain (loss) on disposal of vessels—net:
Crude Oil Fleet	$57,965	$4,950	$—
Clean Fleet	—	(3,224)	(14,358)

Total	$57,965	$1,726	$(14,358)

(3)      Other interest expense represents interest on unsecured debt that is not allocated to vessels.

     Revenue from “major customers” is defined as 10% or more of consolidated revenue. No customer provided 10% or more of consolidated revenue in 2005. In 2004, the major customers were Chartering and Shipping S.A.(“CSSA”), an affiliate of Total, with revenue of $67,327,000 and Chevron Transport Corp. with revenue of $53,966,000. In 2003, the major customers were CSSA with revenue of $34,305,000 and El Paso Corporation with revenue of $43,254,000.

Note 13—Savings Plan

     The Company has a 401(k) Plan (the “Plan’’) which is available to full-time employees who meet the Plan’s eligibility requirements. This Plan is a defined contribution plan, which permits employees to make contributions up to 15% of their annual salaries (up to statutory limits) with the Company matching 100% of the first 6% in 2005, 2004 and 2003. The Company may elect to make additional contributions to the Plan at the discretion of the Company’s Board of Directors. The Company also has an Executive Savings Plan for certain key employees.

     The following is a summary of Company contributions to these Plans primarily recorded to General and administrative expense on the Consolidated Statements of Income for each of the three years in the period ended December 31, 2005:

	2005	2004	2003

401 (k) Plan	$598	$313	$264
Executive Savings Plan	838	305	123

Total	$1,436	$618	$387

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 14—Stock Option Plan

     In 2003, the stockholders approved the 2003 Stock Incentive Plan, which replaced the 1998 Stock Incentive Plan. This plan provides for the granting of options and restricted stock to officers, employees, consultants and directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the Plan are 4,000,000 of which 1,400,000 shares of stock may be awarded as restricted stock (see Note 16).

     The stockholders approved the 1998 Stock Option Plan (“The 1998 Plan”) on May 19, 1998. The Plan provided for the granting of options to officers, employees, consultants and directors for purchase of the Company’s common shares. The total number of shares that may be awarded under the 1998 Plan were 2,500,000 not including the replacement options granted in June 1998 to replace those that were previously granted by the Company’s former parent.

     The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2005 (in whole numbers, except for Exercise Prices):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2003	2,046,235	$4.59
Granted	—	—
Exercised	(1,381,168)	4.34
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2003	665,067	5.11
Granted	—	—
Exercised	(480,067)	5.09
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2004	185,000	5.16
Granted	—	—
Exercised	(106,000)	5.17
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2005	79,000	$5.21

     As of December 31, 2004, there were 184,167 options exercisable at a weighted average price of $5.16. As of December 31, 2003, there were 659,650 options exercisable at a weighted average price of $5.05. Proceeds received from the exercise of the options are credited to the capital accounts.

Note 15—Employment Agreements

     OMI has employment agreements with all of its senior executive officers and certain other employees, which provide for an annual base salary and a performance incentive bonus. The base salary is the prior year’s base salary plus any raise granted by the OMI Board of Directors (“Board”). Under the contracts, bonuses are paid at the discretion of the OMI Board. Each of these agreements also provides that if the executive’s employment (i) is terminated without cause (as defined in his or her employment agreement), (ii) the executive voluntarily terminates his or her employment within 90 days of a relocation (following a Change in Control) or reduction in compensation or responsibilities, or (iii) the executive is disabled (as defined in his or her employment agreement), such executive will continue to receive base salary and other benefits for a period of two years. For five senior executives, following a Change in Control (as defined in his or her employment agreement), the executive’s future bonuses will be equal to 150% of the executive’s annual salary. If an executive’s employment is terminated by the Company (other than for “cause” or becoming

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Employment Agreements (continued)

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

     The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and offering expenses were approximately $137,695,000. All of the net proceeds were used to fund acquisitions (see Note 9).

  Restricted Stock

     The Company has granted an aggregate of 2,329,084 shares of restricted stock to certain of its employees, executive officers and directors under the 2001 Restricted Stock Plan and the 2003 Stock Incentive Plan, and 130,391 shares have been forfeited (20,000 in 2005 and 110,391 in 2004). The market value at issuance of the 1,943,119 remaining restricted shares was approximately $21,613,000. Restricted stock awards granted in July 2001, April 2002, September 2003, May 2004, June 2004, December 2004, February 2005 and May 2005 were recorded as unearned compensation as a separate component of stockholders’ equity. The Company is amortizing unearned compensation over the applicable vesting periods. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $4,092,000, $2,212,000 and $1,290,000, respectively, of compensation expense related to restricted stock.

     In February and May 2005, OMI awarded and issued 622,847 shares of restricted stock to employees, executive officers and directors for a total value at the respective dates of grant of approximately $11,830,000. Restrictions lapse for one third of the shares at the end of year three, the next third at the end of year four, and the remaining third of the shares at the end of year five. Upon the issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant was charged to Stockholders’ Equity and subsequently is being amortized to expense over the appropriate restriction period.

  Acquisition and Retirement of Treasury Stock

     During 2005, the Company repurchased 15,035,000 common shares for an aggregate of $269,933,000 under share repurchase programs approved by the Board of Directors. The Company also received 20,000 restricted shares, which were forfeited in 2005. The Company retires all treasury shares and all common stock repurchases and forfeitures immediately.

  Stockholders’ Rights Plan

     On November 19, 1998, the Board of Directors approved the adoption of a stockholder rights plan in which it declared a dividend distribution of one Right for each outstanding share of common stock, $0.50 par value (the “Common Stock”) of the Company, to stockholders of record at the close of business on December 1, 1998. Subsequent issuances of common stock have been made with Rights attached. Each Right entitles the record holder to purchase from the

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All tabular amounts are in thousands, except per share data)

Note 16—Stockholders’ Equity (continued)

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

  Dividends

     The determination to pay dividends is at the discretion of the Board of Directors. Payment of dividends is limited by the terms of certain agreements to which OMI and its subsidiaries are party.

     During 2005, the Board of Directors declared quarterly dividends aggregating $0.32 per share to shareholders of record at designated dates aggregating $25,572,000 (the fourth quarter dividend of $5,704,000 was declared in November 2005, accrued in Dividends payable in the Consolidated Balance Sheets at December 31, 2005, and paid on January 11, 2006). On February 16, 2006, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.08 per share to $0.10 per share and declared the $0.10 per share dividend to shareholders of record on March 22, 2006 that will be paid on April 12, 2006.

     During 2004, the Board of Directors declared quarterly dividends aggregating $0.22 per share to shareholders of record at designated dates aggregating $18,622,000 (the fourth quarter dividend of $5,994,000 was declared in November 2004 and paid on January 11, 2005).

     There were no dividends declared in 2003.

Note 17—Commitments and Contingencies

  Contracts Relating to the Purchase of Vessels

     At December 31, 2005, we had commitments to take delivery of five product carriers, four handymax and one handysize. Three vessels have been delivered in the first quarter and two are expected to be delivered in the second quarter of 2006 (see Note 9). The contract costs for the five vessels aggregated $183,320,000. As of December 31, 2005, $78,904,000 in payments had been made on these contracts, $23,807,000 of which was paid during the year ended December 31, 2005.

     As of December 31, 2005, future construction installment and delivery payments, before financing, if any, were as follows:

2006 Payments

First Quarter(a)	$67,064
Second Quarter	37,352

Total Remaining Payments	$104,416

Note (a): In January, February and March 2006, the WABASH, RHINE and KANSAS were delivered. OMI paid an aggregate of $62,875,000 upon delivery of the three vessels.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)
(All tabular amounts are in thousands, except per share data)

Note 17—Commitments and Contingencies (continued)

  Contracts Relating to the Disposal of Vessels

     In March 2006, we agreed to sell two Suezmax vessels, the HUDSON and the POTOMAC, for an aggregate net sales price of approximately $142,000,000. The POTOMAC will be time chartered back to the Company. The vessels are expected to be delivered in the second quarter of 2006. The gain on the disposal of approximately $26,000,000 on the HUDSON will be recognized in the Consolidated Statements of Income upon delivery and the gain on the sale of the POTOMAC of approximately $27,000,000 will be deferred and amortized over the lease term.

     In February 2006, we agreed to sell our two 2003-built Panamax vessels, the OTTAWA and the TAMAR, for an aggregate net sales price of approximately $89,000,000. The vessels are being leased back under a bareboat charter (we pay the vessel expenses) for approximately four years each. The average daily bareboat charter hire expense for each vessel is approximately $12,150 per day. The anticipated gain on the disposals aggregating approximately $20,000,000 will be deferred and amortized over the four year lease term (which will be reduced the expense by the amortization of the gain on the sale of the vessels by approximately $6,613 per day). The vessels continue their current time charters (out) that expire in April and July 2008, respectively.

     Additionally, in February 2006, we agreed to sell our 1998-built Suezmax vessel, the SACRAMENTO, for an aggregate net sales price of approximately $68,000,000. The vessel is expected to be delivered to the new owners in the second quarter of 2006. The anticipated gain on the disposal of approximately $27,000,000 will be recognized in the Consolidated Statements of Income upon delivery in the second quarter of 2006.

  Other

     In September 2005, the Company reached an agreement with one of its insuring Protection and Indemnity Associations (“P & I club”) in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships that culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S. Government in the amount of $4,200,000 and associated costs. In the fourth quarter of 2005, the Company received $1,000,000 from the settling insurer. We recognized a $620,000 gain (which reflects associated expenses of $380,000) recorded in Vessel expense in the Consolidated Statements of Income, for the year ended December 31, 2005 from the insurance recovery.

     A claim against another P & I club relating to the same incident was rejected by that insurer and the Company has commenced an arbitration seeking recovery on the claim. At December 31, 2005, no amounts have been recorded nor will any be recognized until the arbitration has been decided or settled.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders of OMI Corporation:

     We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OMI Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
New York, New York
March 13, 2006

Item 8. SUPPLEMENTARY DATA

	Quarterly Results of Operations (Unaudited)
	(In thousands, except per share amounts)

	2005 Quarter Ended				2004 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$171,442	$148,474	$143,204	$189,247	$128,016	$99,351	$129,410	$207,897
Operating Income(1)	85,646	56,240	47,589	122,135	64,071	40,847	59,008	118,455
Net income	$75,781	$47,136	$39,611	$112,641	$56,409	$30,312	$50,464	$108,510

Basic Earnings Per Common Share:(2)
Net income	$0.88	$0.56	$0.49	$1.53	$0.70	$0.38	$0.55	$1.21

Weighted average number of shares of
common stock outstanding—basic	85,636	83,874	81,405	73,531	80,908	80,372	91,884	89,684

Diluted Earnings Per Common Share:(2)
Net income	$0.88	$0.56	$0.49	$1.53	$0.70	$0.38	$0.55	$1.21

Weighted average number of shares of
common stockoutstanding—diluted	85,713	83,938	81,468	73,588	81,048	80,494	91,997	89,815

(1)
Operating income includes Gains on disposal of vessels in 2005; aggregating $2,874,000 and $55,091,000 in the first and fourth quarters, respectively. Operating income includes Gains on disposal of vessels in 2004; aggregating $360,000 and $2,426,000 in the second and fourth quarters, respectively, and Loss on disposal of vessels of $1,060,000 in the third quarter.

(2)	Earnings per share are based on stand-alone quarters.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

     None.

Item 9A.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this Form 10-K, based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

     We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears on page 90 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMI Corporation:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that OMI Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
March 13, 2006

Item 9B.      OTHER INFORMATION

     During the first quarter of 2006 (to March 10, 2006) we repurchased 230,000 shares of OMI common stock at an average price of $18.22 per share.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) the information regarding directors and the Audit Committee called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission; however certain information relating to Executive Officers of the Company appears in Item 4A of Part I of this Form 10–K Annual Report.

Item 11.      EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                    RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference from OMI’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Financial Statement Schedules

	(a)	Financial statements as indicated in the index are set forth on page 62.

	(b)	Financial Statement Schedules

None.

	(c)	The index to Exhibits is on page 92.

EXHIBITS

Number	Incorporated by Reference to	Description of Exhibit

3(i)	Registration Statement on Form S–1	Articles of Association of OMI
(No. 333–52771) Filed May 15, 1998

3(ii)	Registration Statement on Form S–1	By–laws
(No. 333–52771) Filed May 15, 1998

4.1	Form 8-A Filed December 14, 1998	Preferred Stock Purchase Rights

4.2	Registration Statement on Form S-8
(No. 333-72458) Filed October 30, 2001

4.3	Registration Statement on Form S–8	2001 Restricted Stock Plan(1)
(No. 333-72456) Filed October 30, 2001

4.4	Registration Statement on Form S–8	OMI Corporation Executive
	(No. 333-72460) Filed October 30, 2001	Savings Plan(1)

10.1	Registration Statement on Form S–1	Form of Common Stock Certificate
(No. 333–52771) Filed May 15, 1998

10.2	Registration Statement on Form S–1	OMI Corporation Stock Option
	(No. 333–52771) Filed May 15, 1998	Plan(1)

10.3	Form S–8 Filed June 17, 1998	Employee Benefit Plan(1)

10.4	Form 10–Q Filed August 13, 2001	Amended Form of Employment
Agreements for Senior Executives(1)

10.5	Registration Statement on Form S-8	OMI Corporation 2003 Stock
	Filed February 12, 2004	Incentive Plan(1)

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public
Accounting Firm

31.1	OMI Corporation’s certification by the
Chief Executive Officer on Form 10-K
for the year ending December 31, 2005
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 2002.

31.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K
for the year ending December 31, 2005
as adopted pursuant to section 302 of
THE SARBANES-OXLEY ACT OF 202.

32.1	OMI Corporation’s certification by the
Chief Executive Officer on Form 10-K
for the year ending December 31, 2005
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to section 906 of
THE SARBANES-OXLEY ACT OF 2002.

32.2	OMI Corporation’s certification by the
Chief Financial Officer on Form 10-K
for the year ending December 31, 2005
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
March 15, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CRAIG H. STEVENSON, JR.	Chief Executive Officer and Director	March 15, 2006
(Principal Executive Officer)
Craig H. Stevenson, Jr.

/s/ ROBERT BUGBEE	President, Chief Operating Officer	March 15, 2006
and Director
Robert Bugbee

/s/ MICHAEL KLEBANOFF	Director	March 15, 2006

Michael Klebanoff

/s/ JAMES N. HOOD	Director	March 15, 2006

James N. Hood

/s/ PHILIP J. SHAPIRO	Director	March 15, 2006

Philip J. Shapiro

/s/ DONALD C. TRAUSCHT	Director	March 15, 2006

Donald C. Trauscht

/s/ JAMES D. WOODS	Director	March 15, 2006

James D. Woods

/s/ KATHLEEN C. HAINES	Senior Vice President, Chief	March 15, 2006
Financial Officer, Treasurer and
Kathleen C. Haines	Chief Accounting Officer (Principal
Financial and Accounting Officer)