Form 10-Q
period 2006-03-31
OMI CORP/M I
filed 2006-05-10
CIK 1061571

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended	March 31, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the period from ________________ to ________________

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

YES   X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

     Large Accelerated Filer   X   Accelerated Filer       Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of      May 5, 2006     :

Common Stock, par value $0.50 per share 69,089,991 shares

OMI CORPORATION AND SUBSIDIARIES
INDEX

PART I:      FINANCIAL INFORMATION

Item 1.      Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2006	2005

Revenue	$193,192	$171,442

Operating Expenses:
Voyage expense	35,937	30,053
Vessel expense	22,063	20,672
Charter hire expense	35,118	15,034
Depreciation and amortization	16,690	16,545
General and administrative	8,067	6,366
Gain on disposal of vessels	-	(2,874)
Total operating expenses	117,875	85,796

Operating Income	75,317	85,646

Other (Expense) Income:
Interest expense	(12,207)	(10,531)
Interest income	397	278
Other	56	388
Net Other Expense	(11,754)	(9,865)

Net Income	$63,563	$75,781

Basic Earnings Per Common Share	$0.89	$0.88

Diluted Earnings Per Common Share	$0.89	$0.88

Weighted Average Shares Outstanding:
Basic	71,150	85,636
Diluted	71,206	85,713

Cash Dividends Declared Per Share	$0.10	$0.08

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

ASSETS
Current Assets:
Cash, including cash equivalents of
$82,600 in 2006 and $29,401 in 2005	$93,427	$42,297
Marketable Securities	11,050	-
Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $5,990 in 2006 and
$5,600 in 2005	58,125	59,358
Other	7,164	8,466
Other prepaid expenses and current assets	18,087	16,254
Current restricted cash	898	1,461
Vessels held for sale	129,054	-
Total Current Assets	317,805	127,836

Vessels	1,585,805	1,662,786
Construction in progress (CIP)	21,494	84,042
Other property	5,211	4,827
Total vessels, CIP and other property	1,612,510	1,751,655
Less accumulated depreciation	160,641	179,383
Vessels, CIP and other property - net	1,451,869	1,572,272

Drydock costs - net of amortization	3,933	4,988
Non-current restricted cash	150	148
Other assets and deferred charges	28,302	22,799
Total Assets	$1,802,059	$1,728,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$52,550	$34,491
Accounts payable	22,327	19,195
Accrued liabilities:
Voyage and vessel	4,341	4,688
Interest	9,454	4,634
Compensation	3,659	8,126
Other	18,183	10,313
Deferred charter hire revenue	16,799	10,799
Charter hire payable	10,890	10,210
Dividend payable	7,062	5,704
Total Current Liabilities	145,265	108,160

Long-term debt	836,284	861,376
Other liabilities	41	41
Deferred gain on sales of vessels	23,580	3,530

Stockholders’ equity	796,889	754,936
Total Liabilities and Stockholders’ Equity	$1,802,059	$1,728,043

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(IN THOUSANDS)
(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity	Income
Balance at December 31, 2005	71,304	$35,652	$75,166	$641,073	$3,045	$754,936

Comprehensive income:
Net income				63,563		63,563	$63,563
Other comprehensive income:
Net unrealized gain on derivatives					6,680	6,680	6,680
Total comprehensive income							$70,243

Dividends on common stock				(7,062)		(7,062)
Purchase and retirement of
common stock	(1,260)	(630)	(22,032)			(22,662)
Amortization of restricted stock
awards			1,434			1,434
Balance at March 31, 2006	70,044	$35,022	$54,568	$697,574	$9,725	$796,889

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2006	2005

Net cash provided by operating activities	$91,360	$102,040

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(92,314)	(49,641)
Proceeds from disposition of vessels	89,591	36,752
Payments for marketable securities	(11,050)	-
Escrow of funds	249	250
Other	-	(181)
Net cash used by investing activities	(13,524)	(12,820)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	47,000	-
Payments on debt	(54,033)	(87,387)
Payments for debt issue costs	-	(227)
Proceeds from issuance of common stock	-	428
Payments of dividends	(5,704)	(5,994)
Payments for the purchase of common stock	(13,969)	(2,912)
Net cash used by financing activities	(26,706)	(96,092)

Net increase (decrease) in cash and cash equivalents	51,130	(6,872)
Cash and cash equivalents at beginning of year	42,297	41,805
Cash and cash equivalents at end of period	$93,427	$34,933

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The statements of income for the three months ended March 31, 2006, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications — Certain reclassifications have been made to the condensed consolidated financial statements for the 2005 period to conform to the 2006 presentation. These reclassifications had no impact on previously recorded net income.

     Marketable Securities – The Company carries auction rate securities which are considered highly liquid by market participants because of the auction process with contractual maturities less than one year. These investments are reported in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies these short-term investments as available-for-sale and they are reported at fair value which approximates cost at March 31, 2006. The fair value of short-term investments is based on quoted market prices.

     Recent Accounting Pronouncements — None of the new accounting pronouncements that became effective during the three months ended March 31, 2006, had a material effect on our financial position or results of operations. The additional disclosure requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), are presented in Note 6.

Note 2 – Long Term Debt and Credit Arrangements

     As of March 31, 2006, the Company’s debt and credit arrangements consisted of the following (in thousands):

Secured debt:
Variable rates:
Based on the London Interbank Offering Rate
(“LIBOR”)plus a margin with an average interest
rate of 5.44%, due in varying installments and
maturities to 2015(1),(2)	$294,578
Fixed rate:
5.30% Due October 2013	24,700
5.32% Due August 2015	27,800
Reducing revolving facilities under bank mortgage
agreements at LIBOR plus a margin with an average
interest rate of 5.45%(1),(2)	197,000
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due December 2024	144,756
Total	888,834
Less current portion of long-term debt	52,550
Long-term debt	$836,284

(1)	The margins on the variable rate debt outstanding at March 31, 2006 ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)
As of March 31, 2006, OMI had various interest rate swaps that fix notional amounts aggregating $154,228,000 (not including $100,000,000 scheduled to begin in the fourth quarter of 2006) of variable rate debt ranging from 2.90% to 4.75% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

     As of March 31, 2006, the available undrawn amount under our credit facilities aggregated $370,550,000. During March 2006, as a result of the sale of the SACRAMENTO (see Note 8), the available amount under one facility ($375 Facility) was reduced by an aggregate of $31,650,000, and the semi-annual reductions will be reduced to $8,220,000. The remaining balloon payment at maturity in November 2014 will be $117,815,000.

     During March 2006, as a result of the sale of the OTTAWA and TAMAR (see Note 8), we repaid a term loan with an original maturity date of July 2011, which had $46,530,000 outstanding.

     As of March 31, 2006, we reclassified $25,200,000 to Current portion of long-term debt for the POTOMAC term loan, which was paid on April 21, 2006 (see Note 8). In anticipation of the sale of the HUDSON, its mortgage was released and the THAMES replaced the collateral for the balance of the $25,165,000 loan.

     Interest Paid

     During the three months ended March 31, 2006 and 2005, cash paid for interest, net of $762,000 and $1,003,000 for capitalized interest totaled approximately $6,380,000 and $3,531,000, respectively.

Note 2 – Long Term Debt and Credit Arrangements (cont.)

Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of March 31, 2006, we were in compliance with all covenants.

Note 3 – Financial Instruments

     The Company has derivative financial instruments to guard against the risks of (1) increases in interest rates, which can impact results of operations, and (2) declines in future spot market rates of our ships, which would reduce revenues on future voyages of vessels trading in the spot market. All derivatives are recognized on the Company’s balance sheet at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge).

Interest-Rate Swaps

     As of March 31, 2006, the Company had interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The Company has designated these interest rate swaps as cash flow hedges for accounting purposes. These swap contracts were deemed effective hedges, and therefore, the change in the fair value of the interest rate swap was recorded in Other comprehensive income.

     As of March 31, 2006, we had various interest rate swaps aggregating $254,228,000 on various debt tranches with a range of 2.9% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three-month LIBOR settings. As of March 31, 2006, the fair market value of the interest rate swaps resulted in an unrealized gain of $7,069,000, and an asset of $7,069,000. The unrealized gain was recorded to Other comprehensive income.

Forward Freight Agreements

     The Company has entered into forward freight agreements (“FFAs”). We use FFAs as economic and accounting hedges to the Company. For FFA's that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. In March 2006, we have designated certain FFAs as hedges for accounting purposes, and, as such, changes in the fair value of such FFAs are recorded to equity in the Company’s balance sheet each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. We have taken short positions in FFA contracts as a hedge to reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. From time to time we have also taken long positions, which have increased our exposure to the spot market.

Note 3 – Financial Instruments (cont.)

     At March 31, 2006, the Company entered into a three-year FFA contract (which we consider to be a synthetic time charter) which was designated as a cash flow hedge. The contract is at a fixed rate of $36,000 a day over a three-year period beginning July 1, 2006 and is hedging a Suezmax vessel trading on the spot market over the same period. As of March 31, 2006, the fair market value of the FFA contract resulted in an unrealized gain of $2,656,000 and an asset of $2,656,000. The gain was recorded to Other comprehensive income.

     In April 2006, the Company entered into another three-year FFA contract (which we consider to be a synthetic time charter) for 1/2 of a Suezmax vessel (or 65,000 metric tons) also beginning July 1, 2006, which was designated as a cash flow hedge. The contract is at a fixed rate of $36,000 a day over the three-year period and is hedging 1/2 of a Suezmax vessel trading in the spot market over the same period.

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

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2006	2005
Numerator:
Net income	$63,563	$75,781

Denominator:
Basic weighted average common shares outstanding	71,150	85,636
Effect of dilutive securities:
Options	56	77
Diluted weighted average common shares	71,206	85,713

Basic earnings per common share	$0.89	$0.88

Diluted earnings per common share	$0.89	$0.88

     For the three months ended March 31, 2006, the 2.875% Convertible Notes were not dilutive as the average price of OMI’s stock was less than the conversion price of $30.68 per share or a conversion ratio of 32.5895 shares for each $1,000 bond.

Note 5 - Equity Transactions

Acquisition and Retirement of Common Stock

     The Company has a stock buy back and retirement program in place. In February 2006, the Board approved a repurchase program authorizing $70,000,000 for the repurchase of common stock. For the three months ended March 31, 2006, we repurchased and retired 1,248,300 shares of common stock at an average of $18.15 per share, aggregating approximately $22,661,000 ($8,692,000 was accrued for in the Condensed Consolidated Balance Sheet in Other accrued liabilities and paid in April). At March 31, 2006, approximately $47,499,000 remained from the February 2006 authority.

     During April and up to May 5, 2006, we repurchased 957,500 shares of common stock at an average price of $18.28 per share, aggregating approximately $17,505,000. In April 2006, the Board approved a repurchase program authorizing another $70,000,000 for the repurchase of common stock. As of May 5, 2006, there are 69,089,991 shares of common stock outstanding and $99,994,000 remains under Board authorities for share repurchases.

     During the three months ended March 31, 2005, we repurchased 312,000 shares of common stock at an average price of $18.14 per share, aggregating $5,653,000 ($2,741,000 of which was paid in April 2005).

Cash Dividends

     On February 16, 2006, the Board of Directors of OMI declared a dividend on its common stock of $0.10 per share to shareholders based on the number of common shares outstanding of 70,622,000 to holders of record on March 22, 2006. As of March 31, 2006, $7,062,000 was accrued for dividends payable and included in other current liabilities in the Condensed Consolidated Balance Sheets. The dividend was paid on April 12, 2006.

Note 6 – Share Based Compensation

Incentive Compensation Plans

     At March 31, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2003 Stock Incentive Plan, the 2001 Restricted Stock Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of or to acquire the Company’s common shares. A detailed description of these plans can be found in the Company's 2005 Annual Report on Form 10-K.

     On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5,000,000 shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of the prior plans.

Note 6 – Share Based Compensation (cont.)

Adoption of SFAS 123(R)

     Effective January 1, 2006, OMI adopted SFAS 123(R), as amended. SFAS 123(R) requires the Company to expense the estimated fair value of stock options and similar equity instruments issued to employees. During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure” to account prospectively for share-based compensation issued after December 31, 2002. In accordance with the modified prospective transition method, results of prior periods have not been restated.

     Upon adoption of SFAS 123(R) and the transition method we previously adopted, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards (all of which are restricted stock awards) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There was no compensation expense in the first quarter of 2006 as all stock options were fully vested as of January 1, 2006. All of the Company stock award plans are considered equity plans under SFAS No. 123(R). Unearned Compensation – Restricted Stock, included separately in the equity section of the Condensed Consolidated Balance Sheet at December 31, 2005, representing the non-vested portion of the restricted stock awards, was reclassified with capital surplus on the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006. There was no adjustment upon adoption of SFAS 123(R) for estimated forfeitures on previously granted restricted stock awards as the estimated forfeiture rate was less than 1%. The effect of adopting SFAS No. 123(R) was not material to the Company's condensed consolidated financial statements and earnings per share for the three months ended March 31, 2006, and there was no cumulative effect upon adoption using the modified-prospective transition method.

Stock Options

     The following table summarizes stock option activity for the three months ended March 31, 2006:

Weighted
Average
	# of Shares	Exercise Price
Outstanding at January 1, 2006	79,000	$ 5.21

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2006	79,000	$ 5.21

     All of the 79,000 options were vested prior to January 1, 2006, and there were no options exercised during the three months ended March 31, 2006. During the three months ended March 31, 2005, cash received upon the exercise of stock options was $428,000.

Note 6 – Share Based Compensation (cont.)

     The following table summarizes the information regarding the outstanding stock options at March 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Ranges of		Exercise	Remaining		Exercise
Exercise Prices	Options	Price	Life (years)	Options	Price

$6.67	30,000	$6.67	2.25	30,000	$6.67
4.9375	19,000	4.94	1.75	19,000	4.94
3.93	30,000	3.93	8.00	30,000	3.93
	79,000	5.21	4.31	79,000	5.21

Restricted Stock Awards

     The table below summarizes the Company’s restricted stock awards as of March 31, 2006:

		Weighted
		Average
	# of Shares	Grant Date Price

Outstanding at January 1, 2006	1,943,119	$ 11.12

Granted	-	-
Vested	(15,000)	15.07
Forfeited	(12,000)	14.01
Outstanding at March 31, 2006	1,916,119	11.07

      The fair value of restricted stock at the grant date is equal to the closing stock price on that date. The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $1,434,000 and $576,000 during the three months ended March 31, 2006 and 2005, respectively.

      As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock aggregated to $12,604,000, which will be recognized over a weighted average period of 2.6 years. The fair value of shares that vested during the three months ended March 31, 2006 was approximately $226,000. No shares vested during the three months ended March 31, 2005.

Note 7 – Acquisitions/Vessel Deliveries

     During the three months ended March 31, 2006, OMI took delivery of four 2006-built vessels. The following table summarizes the acquisitions of vessels delivered during the 2006 period and capitalized costs, which includes capitalized interest (in thousands):

Note 7 – Acquisitions/Vessel Deliveries (cont.)

	Type of	Date	Capitalized
Name of Vessel	Vessel	Delivered	Costs

WABASH	Handymax	January 2006	$41,687
RHINE	Handysize	February 2006	29,921
KANSAS	Handymax	March 2006	41,371
REPUBLICAN	Handymax	March 2006	41,318
Total			$154,297

     The final payments on the 2006 deliveries were paid with cash from operations and a Credit Facility (see Note 2). The vessels are all unencumbered.

Note 8 – Disposals of Vessels and Contracts for Sale of Vessels

     In March 2006, OMI sold and bareboat chartered back two 2003-built Panamax product carriers, the OTTAWA and the TAMAR. The aggregate sales price, net of commissions, was approximately $89,591,000. Both vessels were delivered on March 27, 2006, and were chartered-in for four years. The resulting gain on the sales of approximately $20,440,000 was recorded to Deferred gain on sales of vessels in the Condensed Consolidated Balance Sheets, and will be amortized over the approximate four-year term of the charters.

     During February 2006, OMI agreed to sell the 1998-built Suezmax tanker, the SACRAMENTO, for a sales price, net of commissions, of $68,310,000. The gain on the sale of approximately $27,866,000 will be recognized in the second quarter. In April 2006, the vessel was delivered to the new owners and entered into OMI’s Gemini Suezmax Pool. The vessel was renamed the NORDIC JUPITER.

     During March 2006, the Company agreed to sell two 2000-built Suezmax tankers, the HUDSON and POTOMAC, for an aggregate sales price, net of commissions, of $142,560,000. The gain on the sale of the HUDSON of approximately $25,236,000 will be recognized upon delivery of the vessel, expected to be in the second quarter of 2006 at which time it will be entered into the Gemini Suezmax Pool by its new owners. In April 2006, the POTOMAC was sold. The vessel was renamed the CAPE BANTRY and was time chartered back to OMI for five years. The gain on sale of approximately $26,447,000 will be amortized over the term of the time charter.

     In April 2006, we agreed to sell our 2001-built Suezmax vessel, the SOMJIN, for a sales price, net of commissions, of $74,250,000. The gain on the sale will be approximately $23,122,000 and delivery is expected to occur in June 2006. Upon the sale, the vessel is expected to be time chartered to OMI for three years. The charter hire payment will be based on the rate the vessel earns in the Gemini Suezmax Pool (i.e. there will be no guaranteed charter hire payments).

Note 9 - Financial Information Relating to Segments

     The Company organizes its business principally into two operating segments, the Crude Fleet and the Clean Fleet. These segments and their respective operations are as follows:

Note 9 - Financial Information Relating to Segments (cont.)

     Crude Fleet - Includes vessels that normally carry heavy fuel oil or “dirty” products. The current fleet includes one size vessel, Suezmax tanker. The 2005 results include the handysize vessels sold in January 2005.

     Clean Fleet - Includes vessels that normally carry refined petroleum products such as gasoline. This fleet includes three sizes of vessels: Panamax, handymax and handysize vessels.

     The following is a summary by major operating segments for the three months ended March 31, 2006 and March 31, 2005:

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005
Revenue:
Crude Fleet	$126,419	$115,758
Clean Fleet	66,061	55,131
Subtotal	192,480	170,889
Other	712	553
Total	$193,192	$171,442
Time Charter Equivalent Revenue:(1)
Crude Fleet	$97,791	$93,224
Clean Fleet	58,752	47,612
Total	$156,543	$140,836
Net Income:
Crude Fleet(2)	$45,425	$60,689
Clean Fleet	27,332	23,418
	72,757	84,107
General and administrative expense not
allocated to vessels	(5,934)	(4,128)
Other	(3,260)	(4,198)
Total	$63,563	$75,781

(1)
The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

     The following is a reconciliation of TCE revenue for the three months ended March 31, 2006:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated
Voyage and TC Revenues	$126,419	$66,061	$192,480
Voyage Expenses	28,628	7,309	35,937
TCE Revenue	$97,791	$58,752	$156,543

The following is a reconciliation of TCE revenue for the three months ended March 31, 2005:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated
Voyage and TC Revenues	$115,758	$55,131	$170,889
Voyage Expenses	22,534	7,519	30,053
TCE Revenue	$93,224	$47,612	$140,836

Note 9 - Financial Information Relating to Segments (cont.)

(2)	Net income for the three months ended March 31, 2005 includes Gain on disposal of vessels of $2,874,000.

Note 10 - Other Commitments and Contingencies

Vessel under Construction Contract

     At March 31, 2006, we had a commitment to construct a handymax product carrier, the PLATTE, which was delivered May 4, 2006. The contract cost for the vessel was approximately $38,700,000. As of March 31, 2006, we had made payments to the shipyard of $20,024,000, of which $4,178,000 was paid during the three months ended March 31, 2006. Operating cash provided the additional $18,676,000 which was paid upon delivery.

Long-Term Time Charter Revenue

     The following table summarizes our time charters entered into in 2006:

				Length of	Contracted Time
Vessel	Type	Start Date		Time Charter	Charter Revenue
					(in thousands)
At March 31, 2006:
PLATTE	Handymax	Jun-06		3 years	$23,620
KANSAS	Handymax	Apr-06	(P)	3 years	21,630
REPUBLICAN	Handymax	May-06	(P)	3 years	21,657
CAPE BASTIA	Suezmax	May-06		3 years	40,507
ISERE	Handysize	Sep-06	(P)	2 years	12,268
CHARENTE	Handysize	Sep-06	(P)	2 years	12,189
					131,871
During April 2006:
CAPE BONNY	Suezmax	May-06		4 years	51,803
Total contracted time charter revenue					$183,674

(P) Time charters with profit sharing.

     Minimum future revenues (not including profit sharing) to be received for time charters subsequent to March 31, 2006 are as follows: $176,099,000 in the remaining three quarters of 2006, $222,581,000 in 2007, $170,866,000 in 2008, $85,909,000 in 2009, $37,114,000 in 2010 and $30,668,000 thereafter.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presentation of management’s discussion and analysis of OMI Corporation’s (“OMI” or the “Company”) financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-Q.

Overview

Business

     OMI’s revenue is derived from our investment in modern vessels used to provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

     We own or charter-in a fleet of 48 vessels, including the delivery of our last newbuilding in May. We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers (which we refer to as our “crude fleet” or “Suezmax fleet”), which generally carry heavy fuel oil or dirty products from areas of oil production to refinery areas, and product carriers (which we refer to as our “clean fleet”), which generally carry refined petroleum products, such as gasoline, from refineries to distribution areas. As of March 31, 2006, the average age of our vessels was 3.7 (1) years.

     Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of March 31, 2006, based on our then operating fleet of 49 vessels. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

Financial Summary

     The first quarter 2006 results reflect continuation of a tanker market that was in line with management’s expectations. For the first four months of 2006 the market has remained strong; however, we anticipate seasonal declines to be reflected in the second and third quarter rates. The Company has prepared for weakness in rates by fixing 70% of our vessels on time charters. During 2006, we have entered into various contracts that are strategic to our business, as follows:

  We contracted for 7 new time charters that will result in fixed revenue of approximately $184 million over the next 3 years.

  We have taken delivery of the 5 product carrier newbuildings which aggregate approximately $194 million in capitalized costs. All of these vessels are unencumbered. Four of the vessels delivered operate on time charters.

  We have sold or agreed to sell four 1998-2001 built Suezmax vessels and two 2003-built Panamax vessels for an aggregate of approximately $375 million in net proceeds. Three of these vessels have been chartered back to the Company.

     Additionally, we have been active in our stock repurchase program. The Board approved two repurchase programs in February and April 2006, authorizing an aggregate of $140 million for the repurchase of common stock. As of May 5, 2006, we have repurchased 2.2 million shares for approximately $40.2 million. Since January 1, 2005, we have repurchased an aggregate of 17.3 million shares of common stock for approximately $310.1 million or an average of $17.99 per share.

     The following table illustrates financial highlights for the March 31, 2006 and March 31, 2005 periods:

			Percent
Highlights	2006	2005	Change
	(in millions, except per share amounts)
For the Three Months Ended March 31:
Revenue	$193.2	$171.4	13%
Net Income	$63.6	$75.8	-16%
Gain on Disposal of Vessels	-	$2.9	-100%
Diluted EPS	$0.89	$0.88	1%
Dividends Declared Per Share	$0.10	$0.08	25%

As of March 31:
Shares Outstanding	70.0	85.4	-18%
Vessels, CIP and Other Property - Net(1)	$1,451.9	$1,572.3	-8%
Total Debt	$888.8	$895.9	-1%

Future Long-Term Contract Revenue	$723.0	$463.0	56%

(1) At March 31, 2006, excludes $129.1 million for Vessels held for Sale.

     OMI’s basic and diluted earnings per share for the quarter ended March 31, 2006 was the highest per share first quarter in the Company’s history.

     Revenue of $193.2 million for the first quarter ended March 31, 2006 increased $21.8 million or 13% compared to revenue of $171.4 million for the first quarter ended March 31, 2005. The revenue from our product carriers increased due to more operating days and higher rates. The revenue from our Suezmax vessels increased because of three additional vessels in our Gemini Suezmax Pool, which was offset by the two Suezmax vessels sold in the fourth quarter of 2005 (see Time Charter Equivalent [“TCE”] Revenue section).

     OMI’s financial performance in 2006 resulted from the following key elements of our business strategy:

(1)
concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated 13 ice class product carriers, further expanding trading capabilities;

(2)	maintain high quality vessels and standards of operation through improved environmental and safety procedures*, crew training and maintenance and repair procedures;
(3)
manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover fixed costs: general and administrative, vessel expenses and charter hire expense for vessels operating with time charters, and interest expense.

(4)	maintain a balance between available liquidity to purchase vessels and/or the Company’s common stock as market conditions and opportunities arise and maintaining prudent financial ratios (e.g., leverage ratio).

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

(1)
spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $7.7 million or $0.11 per share, $0.06 per share from the clean fleet and $0.05 per share from the Suezmax fleet);

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

Recent Activities

Time Charter Contracts (see Contracted Time Charter Revenue section)

  From January to April 2006, OMI entered into 7 time charter contracts, 4 of which have profit sharing arrangements, each for approximately a two to three year period, for three handymax product carriers (the KANSAS, REPUBLICAN and PLATTE), two handysize product carrier (the ISERE and CHARENTE) and two Suezmax vessels (the CAPE BASTIA and CAPE BONNY), which aggregated approximately $184 million in contacted revenue, not including any future profit sharing.

Synthetic Time Charter Contracts(“FFAs”)

  In March and April of 2006, we entered into three-year synthetic time charters (FFA contracts) beginning in July 2006 for a 1 ½ Suezmax vessels at $36,000 per day.

     Increases in Operating Fleet by Five Newbuildings

  In January, February and March 2006, four product carrier newbuildings, three handymax (the WABASH, the KANSAS and the REPUBLICAN) and one handysize (the RHINE) were delivered.

  In May 2006, one handymax newbuilding (the PLATTE) was delivered.
Disposition of Vessels
  In March 2006, OMI sold and bareboat chartered back two 2003-built Panamax product carriers, the OTTAWA and the TAMAR. The aggregate sales price, net of commissions was approximately $89.6 million. Both vessels were delivered on March 27, 2006 and were chartered-in for approximately four years. The resulting gain on the sales of approximately $20.4 million was recorded to Deferred gain on sales of vessels and will be amortized over the four year period.

  In February 2006, OMI agreed to sell the 1998-built Suezmax tanker SACRAMENTO for a sales price, net of commissions, of $68.3 million. The gain on the sale of approximately $27.9 million will be recognized in the second quarter. In April 2006, the vessel was delivered to the new owners (renamed the NORDIC JUPITER) and entered into OMI’s the Gemini Suezmax Pool.

  In March 2006, the Company agreed to sell two 2000-built Suezmax tankers, the HUDSON and POTOMAC, for an aggregate sales price, net of commissions, of $142.6 million. The gain on the sale of the HUDSON of approximately $25.2 million will be recognized upon delivery of the vessel in the second quarter of 2006. The HUDSON, which will be renamed the CAPE BALDER, is expected to be entered into the Gemini pool by its new owners. In April 2006, the POTOMAC was sold. The vessel was renamed the CAPE BANTRY and was time chartered back to OMI for five years. The gain on sale of approximately $26.4 million will be amortized over the five year term of the time charter. The DELAWARE replaced the POTOMAC on its time charter that expires May 2012.

  In April 2006, we agreed to sell our 2001-built Suezmax vessel, the SOMJIN for a sales price, net of commissions, of $74.3 million. The gain on the sale will be approximately $23.1 million. The delivery of the vessel is expected to occur in June 2006. Upon the sale, the vessel is expected to be time chartered to OMI for three years. The charter hire payment will be based on the rate the vessel earns in the Gemini Suezmax Pool (i.e., there will be no guaranteed charter hire payments).
Our Fleet

     OMI’s fleet currently comprises 48 vessels aggregating approximately 3.6 million dwt. It includes 13 Suezmaxes, after the sale of two Suezmax vessels in the second quarter but not including the 7 Suezmax vessels in the Gemini pool owned by other pool members, 18 handysize and 15 handymax product carriers and 2 Panamax product carriers. Currently, 5 Suezmax tankers are chartered-in: the OLIVER JACOB, whose charter expires June 2010, the MAX JACOB, whose charter expires December 2006, the CAPE BASTIA, whose charter expires June 2012, the CAPE BONNY, whose charter expires September 2012 and the CAPE BANTRY (formerly the POTOMAC) whose charter expires May 2011; and 2 product carriers are bareboat chartered-in: the OTTAWA and TAMAR, whose charters expire April and July 2010, respectively.

     The following table of OMI’s current fleet includes wholly owned and chartered-in vessels by segment and type and aggregate dwt:

		Number
		of Vessels	Dwt

Crude Fleet:
2002-2004	built Suezmax vessels(a)	8	1,287,061
1999-2005	built Suezmax vessels(b)	5	792,871
Total		13	2,079,932
Product Carrier (“Clean”) Fleet:
2000-2006	built handymax vessels	15	704,821
1999-2006	built handysize vessels	18	660,115
2003 built Panamax vessels(c)		2	140,659
Total		35	1,505,595
Total Fleet		48	3,585,527

(a)	The SOMJIN will be time chartered back to OMI upon its sale in June 2006 for a three-year period.
(b)	Chartered-in vessels.
(c)	Bareboat chartered-in vessels.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market continued to be strong in the first quarter of 2006, notwithstanding an increase in the world tanker fleet. The average spot TCE for Suezmax tankers in the West Africa to U.S. trade, though lower than the preceding quarter rate was about the same as the rate prevailing in the same period of last year. This was the result of continued world oil demand growth, colder than normal weather in the Northern Hemisphere and high OPEC oil production. Freight rates in the crude oil tanker market have softened thus far in the second quarter of 2006.

     The average OPEC oil production in the first quarter of 2006 totaled about 29.7 million barrels per day (“b/d”), about 0.3 million b/d higher compared to the same period last year. OPEC oil production, including Iraq, in the second quarter of 2006 is expected to average 30.0 million b/d, about 0.3 million b/d higher than the preceding quarter and the same period a year ago.

OPEC Crude Oil Production and Suezmax Tanker
Earnings

          Note: As of 3/31/06
          Source: Industry Sources

     World oil demand in the first quarter of 2006 was about 1.4 million b/d higher than the preceding quarter, and 1.0 million b/d higher compared to the same period of last year. World oil demand in 2006 is expected to increase at a higher rate than last year, as a result of further improvement of world economic activity, notwithstanding persistent high oil prices due to low spare oil production capacity, ongoing geopolitical risks and hurricane related oil production and refinery problems in the Gulf of Mexico.

     Hurricane activity in the fall of 2005 resulted in shutdowns of most of the U.S. crude oil production and refinery capacity in the Gulf of Mexico. It is estimated that about 0.3 million b/d of crude oil production and about 0.6 million b/d of refinery capacity was out of service at the end of the first quarter of 2006, and that about 0.3 million b/d of crude oil production and 0.2 million b/d of refinery capacity will still be out of service at the end of the first half of 2006. Both, refinery capacity and crude oil production are expected to be fully restored during the second half of 2006.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of March 2006 were about 51 million barrels, or 2.4% higher than the year earlier level, and 3.2% above the average of the last five years, with most of the surplus in the United States. At the same time, crude oil inventories were 3.0% and petroleum products inventories were 3.4% higher than the average of the last five years, respectively.

U.S., W. Europe and Japan Crude Oil Inventories

     The world tanker fleet totaled 332.8 million dwt at the end of the first quarter of 2006, up by 6.6 million dwt or 2.0% from the year-end 2005 level. The total tanker fleet includes 44.0 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 3.3% from the year-end 2005 level.

     The tanker orderbook totaled about 92.5 million dwt, or 27.8% of the existing fleet at the end of March 2006. Approximately 16.1 million dwt are for delivery in 2006, 28.9 million dwt in 2007, 28.9 million dwt in 2008 and most of the balance in 2009.

     The tanker orderbook includes 60 Suezmaxes of about 9.5 million dwt or 21.6% of the existing internationally trading Suezmax tanker fleet. Twelve Suezmaxes are scheduled for delivery in 2006, 26 in 2007, 17 in 2008 and the balance in 2009. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

     At the end of the first quarter of 2006, approximately 34.7 million dwt or 10.4% of the total tanker fleet were 20 or more years old, including 13.1 million dwt or 3.9% of the fleet which was 25 or more years old. Furthermore, eight Suezmaxes were 20 or more years old, including one which was 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 0.9 million dwt in the first quarter of 2006, including one VLCC.

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

     At the end of March 2006, there were about 96.1 million dwt of tankers or 28.9% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     The strong performance of the product tanker market in 2005 continued in the first quarter of 2006. The average spot TCE for handysize product tankers in the Caribbean was higher than the preceding quarter rate but below the rate prevailing in the same period of last year. The product tanker market strength was the result of continuous growth in the demand for oil, colder than normal winter, shortage of refinery capacity in consuming areas and the substantial loss of U.S. refinery capacity in the Gulf of Mexico due to hurricane activity recently, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have softened thus far in the second quarter of 2006.

     The world product tanker fleet (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 77.4 million dwt at the end of March 2006, up by about 3.2% from the year-end 2005 level. The total product tanker fleet includes about 43.4 million dwt handysize and handymax product tankers, up by 3.1% from the year-end 2005 level.

     The product tanker orderbook for delivery over the next few years totaled about 30.8 million dwt, or about 39.8% of the existing product tanker fleet at the end of March 2006. Approximately 7.7 million dwt are for delivery in 2006, 10.1 million dwt in 2007, 9.4 million dwt in 2008 and most of the balance in 2009. At the end of March 2006, approximately 14.7 million dwt or 19.0% of the existing fleet were 20 or more years old.

     The orderbook for handysize and handymax product tankers at the end of March 2006 totaled about 13.4 million dwt or 30.9% of the existing handysize and handymax product tanker fleet. Approximately 3.1 million dwt are for delivery in 2006, 4.7 million dwt in 2007, 4.0 million dwt in 2008 and most of the balance in 2009.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of March 2006 were 34 million barrels or 2.5% higher than the same time a year ago, and 3.4% above the average of the last five years. At the same time, inventories of gasoline, the seasonal product, in these areas were 1.4% lower than last year and about the same as the last five years average.

     Commercial gasoline inventories in the United States at the end of March 2006 were at about the same level as a year ago, and 1.9% higher than the average of the last five years. The gasoline market in the United States is expected to be tight during the upcoming driving season as a result of increasing gasoline demand, the loss of refinery capacity in the U.S. Gulf of Mexico due to hurricane activity last fall and the high refinery maintenance schedule in the January-April 2006 period, at a time that refinery capacity limitations have been aggravated by regulations for cleaner gasoline, specifically this year’s lower sulfur requirements. This is expected to create product tanker transport opportunities.

     The tanker market is likely to be affected by the seasonal decrease of world oil demand in the second quarter. However, the tanker market’s profitability is expected to continue in the foreseeable future as a result of improving world economic activity, the usual higher oil demand growth in the second half of the year, the loss of U.S. oil production and refinery capacity due to hurricane activity in the Gulf of Mexico recently, and disruptions due to political instability in Nigeria, an OPEC short-haul oil producer.

Critical Accounting Estimates

     For a discussion of the Company’s critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no changes during the quarter ended March 31, 2006 to the items that the Company disclosed as its critical accounting estimates as of December 31, 2005.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months ended March 31, 2005

     The following table summarizes our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

RESULTS OF OPERATIONS

(in millions)	For the Three
	Months Ended
	March 31,
	2006	2005	% Change
Voyage and time charter revenue	$192.5	$170.9	13%
Voyage expenses	35.9	30.1	19%
Time charter equivalent revenue	156.6	140.8	11%
Other revenue	0.7	0.5	40%
Vessel expense and charter hire
expense	57.2	35.7	60%
Depreciation and amortization	16.7	16.5	1%
General and administrative expenses	8.1	6.4	27%
Gain on disposal of vessels(1)	-	(2.9)	-100%
Operating income	75.3	85.6	-12%
Interest expense	(12.2)	(10.5)	16%
Interest income	0.4	0.3	33%
Other(2)	0.1	0.4	-75%
Net income	$63.6	$75.8	-16%

(1)	The Gain on disposal of vessels of $2.9 million for the quarter ended March 31, 2005, resulted from the sale of two non-double hull handysize crude oil tankers in January.
(2)	Other Income includes realized and unrealized gains on freight forward agreements aggregating less than $0.1 million and $0.4 million for the quarters ended March 31, 2006 and 2005, respectively.

Time Charter Equivalent Revenue

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

      OMI operates vessels on both voyage (or “spot”) charters and on time charters (“TC”). In both 2006 and 2005, the majority of our tonnage (primarily our Suezmax vessels) operated in the spot market, giving us the ability to benefit from the strong spot market. As of March 31, 2006, 51% of our vessels by dwt (17 vessels) operated in the spot market and 32 of our 49 vessels operated under time charters. Fifteen vessels were under profit sharing arrangements (see Contracted Time Charter Revenue section). Our time charters with profit sharing arrangements have a floor rate. If earnings exceed that rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside. Revenue generated by time charters gives the Company the ability to cover certain fixed charges (vessel expenses and charter hire expenses for vessels on time charter, consolidated general and administrative expenses and interest expense).

      The following table illustrates TCE revenue earned by vessels by reportable segment for the three months ended March 31, 2006 to the three months ended March 31, 2005:

	For the Three Months
TCE Revenue	Ended March 31,
(in millions)	2006	2005	Change

Crude Fleet	$97.8	$93.2	$4.6
Clean Fleet	58.8	47.6	11.2
Total	$156.6	$140.8	$15.8

     The Company earned TCE revenue of $156.6 million for the three months ended March 31, 2006 and $140.8 million for the three months ended March 31, 2005, an increase of $15.8 million or 11%. Increases in TCE revenue of $15.8 million comprise increases in the clean fleet of $11.2 million and increases in the crude fleet of $4.6 million, reflected in the above table, particularly the TCE revenue for vessels on TC which was higher during the 2006 quarter compared to the 2005 quarter. During the three months ended March 31, 2006, 69% or $108.2 million of our TCE revenue was earned by vessels operating in the spot market and 31% or $48.4 million of our TCE revenue was earned by vessels operating on TC.

     The following table below compares TCE revenue earned by vessels on spot for the three months ended March 31, 2006 to the three months ended March 31, 2005 and as a percent change in spot revenue in 2006:

TCE Revenue for	For the Three Months
Vessels on Spot	Ended March 31,
(in millions)	2006	2005	Change

Crude Fleet	$92.3	$92.3	$-
Clean Fleet	15.9	22.5	(6.6)
Total	$108.2	$114.8	$(6.6)
% decrease in spot
revenue in 2006			-6%

      TCE revenue of $108.2 million earned by vessels operating in the spot market during the first quarter of 2006 decreased a net of $6.6 million compared to TCE revenue of $114.8 million earned by vessels operating in the spot market during the first quarter of 2005, primarily from the clean fleet. The increases and decreases in the crude fleet TCE revenue for vessels on spot offset and there was no fluctuation from the 2005 quarter compared to the 2006 quarter.

  Decreases in TCE revenue of $6.6 million earned by the vessels in the clean fleet operating on spot charters resulted primarily from 382 fewer operating days as vessels switched from operating in the spot market to time charter contracts. This decline was partially offset by an increase in spot rates of approximately 31% for the period (see Market Overview section for explanations of rate fluctuations).

  Increases in TCE revenue in the crude fleet resulted primarily from: (1) an additional 270 days of revenue earned by three additional non-OMI vessels operating in the Gemini Suezmax Pool during the 2006 period and (2) 158 additional operating days from two vessels chartered-in during 2005. Increases were offset by decreases in TCE revenue from: (1) lower spot revenue due to a reduction of 360 operating days for two vessels that began time charters in May 2005 and (2) two vessels sold in November 2005.

      The following table below compares TCE revenue earned by vessels on TC for the three months ended March 31, 2006 to the three months ended March 31, 2005 and as and as a percent change in TC revenue in 2006:

TCE Revenue for	For the Three Months
Vessels on TC	Ended March 31,
(in millions)	2006	2005	Change

Crude Fleet	$5.5	$0.9	$4.6
Clean Fleet	42.9	25.1	17.8
Total	$48.4	$26.0	$22.4
% increase in TC
revenue in 2006			86%

      TCE revenue of $48.4 million earned by vessels on time charter during the three months ended March 31, 2006 increased $22.4 million compared to TCE revenue of $26.0 million earned by vessels on time charter during the three months ended March 31, 2005. Increases were $17.8 million in the clean fleet and were $4.6 million in the crude fleet.

  The increase in TCE revenue of $17.8 million earned by the clean fleet was primarily from revenue earned by 8 vessels acquired (5 in 2005 and 3 in 2006) increasing operating days by 494 days, in addition to higher revenue for new or renewed time charter contracts resulting in 336 more operating days.

  The increase in TCE revenue of $4.6 million earned by the crude fleet resulted primarily from revenue earned by two Suezmax vessels that began time charters in May 2005.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

      Gemini Tankers ("Gemini"), a wholly owned subsidiary of OMI, began operating in December 2003. Gemini is a pool for double hull Suezmax vessels. As of March 31, 2006, there were 18 Suezmax vessels (13 from OMI and 5 from other pool members) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for the other participants’ vessels are included in OMI’s consolidated charter hire expense.

      During the three months ended March 31, 2006, 18 vessels operated in the Gemini pool, 5 of which were from other pool members. Four of OMI’s Suezmax vessels contracted for sale in the first quarter of 2006 with second quarter delivery dates, will also be operating in the Gemini pool; two from the other pool members and two that are time chartered back to OMI.

Operating Expense

      Vessel expense and charter hire expense — Vessel expense and charter hire expense of $57.2 million for the three months ended March 31, 2006 increased $21.5 million from $35.7 million for the three months ended March 31, 2005.

      Vessel expenses - Vessel expense of $22.1 million for the three months ended March 31, 2006, increased by $1.4 million compared to $20.7 million for the three months ended March 31, 2005.

      Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws and by charterer, and our standards.

      Vessel expenses increased $1.4 million or 7% for the three months ended March 31, 2006 compared to the same period in 2005, primarily as a result of the increase of $3.3 million in the clean fleet offset by a decrease in the crude fleet vessel expense of $1.9 million. Increase in vessel expense for the clean fleet was attributed to the vessels acquired in 2005 and 2006, an average increase of 5.2 vessels. The decrease in the crude fleet vessel expense was primarily the result of the disposal of the two Suezmax vessels in November 2005.

      Charter hire expense - Charter hire expense is the payment made to the owner of a vessel time chartered or bareboat chartered for our use. Under a time charter, the owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. Under a bareboat charter, the charterer is responsible for the vessel’s operating expenses, in addition to the cost of the drydock. In a time or bareboat charter to us, we are responsible for the voyage expenses if the vessel operates in the spot market. Charter hire expense also includes the charter hire paid by the pool for the non-OMI vessels included in the Gemini Pool.

      Charter hire expense increased $20.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of:(1) $15.0 million from three additional non-OMI vessels in the Gemini Pool and (2) $5.1 million from the two additional Suezmaxes chartered-in during June and September 2005 for a seven year period.

      Depreciation and amortization expense — Depreciation and amortization expense of $16.7 million for the three months ended March 31, 2006, increased by $0.2 million compared to $16.5 million for the three months ended March 31, 2005. The increase in depreciation expense is the result of additional depreciation expense from the acquisition of 9 vessels, 4 in 2006 and 5 in 2005, which was offset in part by reductions to depreciation expense relating to 2 vessels sold in March 2006, 3 vessels held for sale at March 31, 2006 and 2 vessels disposed of in November 2005.

      General and administrative expense - General and administrative (“G & A”) expenses of $8.1 million for the three months ended March 31, 2006 increased by $1.7 million compared to $6.4 million for the three months ended March 31, 2005 primarily as a result of increased compensation and employee benefits expense (which is 81% of the increase, 46% of which relates to increases in non-cash expense from amortization of restricted stock awards from 2005 grants) and increases in professional fees and other additional corporate requirements.

      Gain on disposal of vessels - During the three months ended March 31, 2005, a gain on disposal of vessels of $2.9 million was recorded, which resulted from the sale of two non-double hull crude oil carriers in January 2005.

Interest Expense

      Interest expense of $12.2 million for the three months ended March 31, 2006 increased by $1.7 million compared to $10.5 million for the three months ended March 31, 2005. Interest expense was approximately 16 percent higher during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 because of the increase in variable rate debt based on LIBOR, partially because of the reduction in lower fixed rate debt from the sale of the 2.875% Convertible Notes in 2005.

      Segment Information—Detailed Results of Operations

      OMI’s segment information is detailed by its two operating segments, its crude fleet and clean fleet. OMI also manages its performance by category in the tables that follow.

      The following discussion of Operating Income includes TCE revenue less vessel expense, charter hire expense and depreciation and amortization,
G & A expenses allocated to vessels and gain/loss on disposal of vessels for the crude and clean segments.

Crude Fleet Results of Operations

      Operating Income for the crude fleet decreased $14.4 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The net decrease in Operating Income during the 2006 period was primarily attributable to (1) the decreases in the Suezmax TCE revenue resulting from lower average TCE rates earned by Suezmax vessels operating in the spot market (see Market Summary), (2) two vessels operating in the spot market during 2005 which began operating on long-term time charters at lower TCE rates in May 2005, (3) higher charter hire expense from two vessels chartered-in during June and September 2005, (4) loss of earnings from two Suezmax vessels disposed of in November 2005 and (5) loss of earnings from two handysize vessels disposed of in January 2005.

      The following table illustrates the crude fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels Operated by the crude oil fleet for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 (Note: Amounts for some vessels sold include the settlement of certain revenues and expenses, including insurance claims from prior years):

BREAKDOWN BY FLEET
(In millions, except daily rates & expenses,
number of vessels and number of days)
	FOR THE THREE MONTHS
	ENDED MARCH 31,
CRUDE FLEET:	2006	2005
Suezmaxes - on spot and time charter:
TCE revenue (1),(2)
Suezmaxes - on spot*	$92.3	$92.3
Suezmaxes - on time charter(3)	5.5	-
Total TCE revenue	97.8	92.3
Vessel expense	6.1	7.8
Charter hire expense:
Pool charter hire expense	25.8	10.8
Charter hire expense (under operating
leases)*	9.2	4.2
Depreciation and amortization	6.4	8.0
G&A allocated to vessels	2.3	2.8
Operating Income	$48.0	$58.7

Suezmaxes – on spot:
Average daily TCE	$57,773	$60,316
Number of OMI TCE revenue days*(2)	1,148	1,350
Number of pool member TCE revenue days(1)	450	180

Suezmaxes - on time charter:
Average daily TCE	$29,835	n/a
Number of OMI TCE revenue days(3)	184	n/a

Suezmaxes - on spot and time charter:
Average daily vessel expense	$6,111	$6,624
Average daily charter hire expense	$25,600	$23,206
Average number of wholly owned vessels	11.0	13.0
Average number of chartered-in vessels	4.0	2.0

Handysize Crude Oil Carriers sold in 2005:(4)
TCE revenue	$-	$0.9
Vessel expense	-	0.1
Depreciation and amortization	-	-
Gain/Loss on sale of vessels	-	(2.9)
Operating Income	$-	$3.7

Average daily TCE	n/a	$16,505
Number of TCE revenue days	n/a	57
Average number of wholly owned vessels	n/a	n/a

Total Operating Income	$48.0	$62.4

Note: Number of operating or TCE revenue days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

*	Includes four vessels chartered-in.
(1)
Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE Revenue and Expenses includes revenue and expense generated by the Gemini

Suezmax Pool. As of March 31, 2006, the Suezmax pool included 13 of OMI’s Suezmaxes and five Suezmaxes owned by other pool members. As of March 31, 2005, there were 15 of OMI’s Suezmaxes and two Suezmaxes owned by other pool members (see Note (3) below).

(2)	In November 2005, two 1998 built Suezmax vessels were disposed of.
(3)
During May 2005, two Suezmax vessels previously operating in the spot market (in the Gemini Suezmax Pool) began operating on 7-year time charters with profit sharing. During November 2005, one of the Suezmax vessels was sold and a vessel previously operating in the Gemini Suezmax Pool replaced that vessel in its time charter contract.

(4)	In January 2005, two handysize crude oil carriers were sold.

Clean Fleet Results of Operations

      Operating Income for the clean fleet increased $6.0 million for the quarter ended March 31, 2006 over the comparable quarter ended March 31, 2005. The increase in Operating Income in the 2006 period was primarily attributable to increased number of operating days resulting from 5 vessels acquired in 2005, increasing operating days in 2006 by 333 days, and four vessels in 2006, increasing operating days by 139 days, in addition to increases in TCE rates for time charters in 2006 for new or renewed contract rates. The increase in Operating Income was partially offset by the decrease in earnings for vessels that operated on spot charters in the first quarter in 2005 (an aggregate of 336 days) at higher rates than the time charter rates being received for these vessels in 2006.

      The following table illustrates the clean fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels operated by the clean fleet for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 (Note: Amounts for certain vessels sold include the settlement of certain revenues and expenses):

BREAKDOWN BY FLEET
(In millions, except daily rates & expenses,
number of vessels and number of days)
	FOR THE THREE MONTHS
	ENDED MARCH 31,
CLEAN FLEET:	2006	2005
Products - on time and spot charter:
TCE revenue:(1)
Products - on time charter(2)	$42.9	$25.1
Products – spot	15.9	22.5
Total TCE revenue	58.8	47.6
Vessel expense	16.1	12.8
Charter hire expense	0.1	-
Depreciation and amortization	10.1	8.5
G&A allocated to vessels	1.3	1.1
Operating Income	$31.2	$25.2

Products - on time charter:
Average daily TCE	$18,131	$16,337
Number of TCE revenue days	2,366	1,536

Products - on spot:
Average daily TCE	$35,323	27,028
Number of TCE revenue days	449	831

Products - on time and spot charter:
Average daily vessel expense	$5,681	$5,372
Average number of wholly owned vessels(3)	31.5	26.3

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

(2)	During the quarter ended March 31, 2006, OMI recognized profit sharing revenue of approximately $2.6 million compared to $3.2 million for the quarter ended March 31, 2005.
(3)	In January, February and March 2006, three handymax and one handysize product carrier were acquired. In January, March, May and July 2005, two handymax and three handysize product carriers were acquired.

Financial Condition and Capital Resources

Liquidity

      Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the three months ended March 31, 2006 and March 31, 2005:

Condensed Cash Flows	For the Three Months
	Ended March 31,
(In millions)	2006	2005	Change

Provided (Used) by:
Operating Activities	$91.3	$102.0	$(10.7)
Investing Activities	(13.5)	(12.8)	(0.7)
Financing Activities	(26.7)	(96.1)	69.4
Net Increase (Decrease) in Cash and
Cash Equivalents	51.1	(6.9)	58.0
Cash and Cash Equivalents at the
Beginning of the Year	42.3	41.8	0.5
Cash and Cash Equivalents at the End of
the Period	$93.4	$34.9	$58.5

      The primary components of working capital are Cash and cash equivalents (“Cash”), Marketable securities, Traffic receivables and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”). Cash of $93.4 million at March 31, 2006 increased $51.1 million from $42.3 million at December 31, 2005. During the first quarter of 2006, excess cash was primarily used for capital expenditures to purchase vessels, to repurchase common stock and repay bank debt. Net cash provided by operating activities of $91.3 million for the three months ended March 31, 2006 decreased $10.7 million compared to $102.0 million for the three months ended March 31, 2005, primarily from lower net earnings of the Company (see “Results of Operations”). Our working capital increased by $152.9 million from $19.6 million at December 31, 2005 to $172.5 million at March 31, 2006. The increase in working capital was primarily the result of the increased amounts for three vessels held for sale aggregating $129.1 million and increased cash of $62.2 million. Current liabilities of $108.2 million as of March 31, 2005 increased $37.1 million to $145.3 million as of March 31, 2006. Increases in current liabilities relate to increases in the current portion of long-term debt of $25.2 million primarily for a vessel held for sale (as such debt repayments is required by the term loan agreement) and higher accruals at March 31, 2006, primarily for common stock repurchases. At March 31, 2006, fluctuations relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

      Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash.

      As of March 31, 2006, the Company had total estimated capital commitments to acquire one vessel (delivered in May 2006) of $18.7 million. In addition, the Company estimates expenditures for drydock to aggregate approximately $3.4 million in 2006.

     Vessels, Construction in Progress (“CIP”) and Other Property

      At March 31, 2006, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,580.9 million increased a net of $8.6 million from $1,572.3 million at December 31, 2005. Capital expenditures of approximately $92.3 million for the three months ended March 31, 2006 were primarily for the final payment for four newbuildings, an installment payment for a vessel under construction, capital improvements and capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $67.8 million due to disposals, primarily the sale of two Panamax vessels in March 2006. Accumulated depreciation increased by $15.9 million because of the 2006 depreciation and amortization expense.

      Cash used by investing activities was $13.5 million for the three months ended March 31, 2006 compared to cash used by investing activities of $13.4 million for the three months ended December 31, 2005. During the 2006 quarter, proceeds from the disposal of vessels of $89.6 million were offset by $92.3 million used for capital expenditures as follows:

  $87.0 million was used for the purchase of four product carrier newbuildings delivered;

  $4.4 million was used for one vessel under construction; and

  $0.9 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

      Cash used by investing activities of $12.8 million for the three months ended March 31, 2005 was primarily for $49.6 million in capitalized expenditures: $41.6 million was used for the purchase of two product carrier newbuildings delivered during the first quarter, $5.8 million was paid for vessels under construction and $2.2 million was used for capital expenditures for improvements to existing vessels and capitalized interest. Cash used by investing activities was offset by proceeds received from the disposal of two vessels of $36.8 million.

Long-Term Debt Obligations and Credit Arrangements

      As of March 31, 2006, long-term debt obligations decreased $7.1 million to $888.8 million from $895.9 million at December 31, 2005. Long-term obligations at December 31, 2005 consisted of the following:

  Term loans of $294.6 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin; (1),(3)

  Term loans of $52.5 million under bank mortgage agreements at average fixed rates of 5.31%;

  Reducing revolving facilities of $197.0 million under bank mortgage agreements at variable rates based on LIBOR plus a margin; (2),(3)

  7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and

  2.875% Unsecured Convertible Senior Notes due December 2024 of $144.7 million.

Note: As of March 31, 2006, the available undrawn amount under our reducing revolving facilities aggregated $370.6 million.

(1)	Average interest rates at March 31, 2006 were 5.44% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)	Average interest rates at March 31, 2006 were 5.45% including margins that ranged from 0.675% to 0.80%.

(3)
As of March 31, 2006, OMI had various interest rate swaps that fix notional amounts aggregating $154.2 million (not including $100.0 million scheduled to begin in November 2006) of variable rate debt ranging from 2.90% to 4.75% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

      Cash used by financing activities was $26.7 million for the three months ended March 31, 2006 compared to cash used by financing activities of $96.1 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, we made $54.0 million in principal payments ($7.5 million of scheduled payments, $46.5 million in prepayments of term loans for vessels sold). During the three months ended March 31, 2006, the Company drew down an aggregate of $47 million on a revolving credit facility.

      During the three months ended March 31, 2006, we paid cash of $14.0 million to repurchase 1.2 million shares of common stock and paid $5.7 million for dividends to shareholders in January 2006.

      Cash used by financing activities was $96.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, we made $87.4 million in principal payments ($7.4 million were scheduled payments and $80.0 million were unscheduled prepayments on a revolving line of credit). During the first quarter of 2005, we paid cash of $2.9 million to repurchase 0.2 million shares of common stock and approximately $6.0 million for dividends to shareholders in January 2005.

      Our debt to total capitalization ratio (debt and stockholders’ equity) at March 31, 2006 was 53% and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 50%. As of May 5, 2006, we have approximately $565.5 million in available liquidity (including cash and undrawn lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance capital expenditures. Since we have not borrowed all funds available under these two revolving facilities, there are currently no payments due in the next 12 months.

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

      Restrictive Covenants

      All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of March 31, 2006, we were in compliance with all covenants.

     Interest-Rate Swaps

     As of March 31, 2006, we had various interest rate swaps aggregating $254.2 million (which includes notional amounts aggregating $100 million for two interest rate swaps that commence in November 2006) with related loans that are designated to hedge various debt tranches within a range of 2.9% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of March 31, 2006, the Company recorded an asset of $7.1 million related to the fair market value of these hedges and a corresponding unrealized gain of $7.1 million to Other comprehensive income (loss).

     Forward Freight Agreements

      At March 31, 2006, the Company had a three year FFA contract (which we consider to be a synthetic time charter) for a Suezmax vessel beginning July 1, 2006, which was designated as a cash flow hedge. The contract is a fixed rate of $36,000 a day over the three-year period and is hedging a Suezmax vessel trading on the spot market over the same period. As of March 31, 2006, the fair market value of the FFA contract resulted in an unrealized gain of $2.7 million and an asset of $2.7 million. The gain was recorded to Other comprehensive income.

      In April 2006, the Company entered into another three-year FFA contract (synthetic time charter) for 1/2 Suezmax vessel (or 65,000 metric tons) also beginning July 1, 2006, which was designated as a cash flow hedge. The contract is a fixed rate of $36,000 a day over the three-year period and is hedging 1/2 of a Suezmax vessel trading in the spot market over the same period.

      The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Contracted Time Charter Revenue

      The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; profit sharing for one vessel of approximately $2.6 million earned during the quarter ended March 31, 2006 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

      The following table reflects our actual results for the quarter ended March 31, 2006 and current contracted time charter revenue (see Recent Activities and First Quarter Highlights section), through 2012, including the 7 recent contacts for long-term time charters:

	2006	2007	2008	2009		2010-2012
	(Dollars in millions)
TC Revenue	$225.2	$222.6	$170.9	$85.9		$67.8
Number of Vessels (a)	33	30	18	8	(b)	-

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.
(b)	The remaining 8 charters expire as follows: 6 charters will expire in 2010 and 2 will expire in 2012.

      If certain vessels with time charter contracts are sold, it would reduce our future time charter revenue.

      We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels we expect to record profit sharing for by quarter and actual profit sharing for the first quarter of 2006:

	2006	2007	2008	2009	2010

First Quarter	1	3	3	1	-
Second Quarter	5	7	6	6	3
Third Quarter	4	4	4	2	1
Fourth Quarter	1	1	-	-	-

Total	11	15	13	9	4

2006 Expenditures for Drydock

      OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate the drydock of up to five vessels (one was drydocked in the first quarter of 2006) for the remainder of 2006 for an estimated aggregate cost of $3.4 million. The vessels are expected to incur up to an aggregate of approximately 116 off-hire days.

     The following is a breakdown of the actual first quarter and estimated drydocks for the second quarter and second half of 2006 as well as the estimated drydock cost (in millions) with the allocation of off-hire days by vessel segment and charter type (spot or TC) for product carriers:

	Number of Days	Number of Days	Projected
	2nd Qtr. of 2006	2nd Half of 2006	Costs
			(in millions)
Crude Fleet:
Suezmax-spot	n/a	20	$0.3
Suezmax-TC	20	n/a	0.4
Clean Fleet:
Products-TC	n/a	76	2.7
Products-Spot	n/a	n/a	n/a
Total	20	96	$3.4

Dividends

      On February 16, 2006, the Board of Directors of OMI declared a dividend on its common stock of $0.10 per share to shareholders based on the number of common shares outstanding of 70.6 million to holders of record on March 22, 2006. As of March 31, 2006, $7.1 million was accrued for dividends payable and included in other current liabilities in the Condensed Consolidated Balance Sheets. The dividend was paid on April 12, 2006.

Acquisition and Retirement of Common Stock

      The Company has a stock buy back and retirement program in place. In February 2006, the Board approved a repurchase program authorizing $70.0 million for the repurchase of common stock. For the three months ended March 31, 2006, we repurchased and retired 1.2 million shares of common stock at an average of $18.15 per share, aggregating approximately $22.7 million ($8.7 million was accrued for in the Condensed Consolidated Balance Sheet in Other accrued expenses and paid in April). At March 31, 2006, approximately $47.5 million remained from the February 2006 authority.

      During April and up to May 5, 2006, we repurchased approximately 1.0 million shares of common stock at an average price of $18.28 per share, aggregating approximately $17.5 million. In April 2006, the Board approved a repurchase program authorizing another $70.0 million for the repurchase of common stock. As of May 5, 2006, there are 69.1 million shares of common stock outstanding and $100.0 million remains under Board authorities for share repurchases.

Restricted Stock

      At March 31, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2001 Restricted Stock Plan, the 2003 Stock Incentive Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of the Company’s common shares. A detailed description of these plans can be found in the Company's 2005 Annual Report on Form 10-K.

      On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5 million shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of the prior plans.

      At March 31, 2006, there were 1.9 million shares of restricted stock outstanding at an average fair value at grant date of $11.07 per share.

Other Commitments and Contingencies

      Please refer to the appropriate sections within the Financial Condition and Capital Resources section for other commitments disclosed.

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

Contractual Obligations

      The following table lists contractual obligations by required payment periods as of March 31, 2006:

	Payments Due By Period
		Remainder
(in millions)	Total	of 2006	2007-2008	2009-2010	Thereafter
Contractual Obligations
Long–Term Debt(1)	$888.8	$47.6	$56.7	$50.8	$733.7
Interest on Fixed Rate Debt	152.6	20.7	40.8	40.2	50.9
Interest on Variable Rate Debt (2)	201.4	20.2	55.1	48.4	77.7
Operating Leases (3)	294.0	44.0	105.0	98.8	46.2
Purchase Obligations (4)	18.7	18.7	-	-	-

(1)	The payment for the POTOMAC debt of $25.2 million repaid in April 2006 is included in the Remainder of 2006 balance.
(2)	Variable rate interest is based on a projected LIBOR rate of 5.0 percent plus applicable margins.
(3)
Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to March 31, 2006, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

(4)
Purchase obligations relate to contracts to a construct vessel. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheet as Liabilities.

Off-Balance-Sheet Arrangements

      As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

      Effects of Inflation

      The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

      Newly Issued Accounting Principles

      None of the new accounting pronouncements that became effective during the periods presented had a material effect on the company’s financial position or results of operations. The expanded disclosure requirements of Statement of Financial Accounting Standards No. 123(R) – Share-Based Payment (SFAS No. 123(R)) are presented in Note 6.

Forward-Looking Statements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

      The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At March 31, 2006, the floating rate debt, taking into account the interest rate swaps referred to herein, was $491.5 million of the $888.8 million total debt, and we had interest rate swaps relating to the floating rate debt of $254.2 million (including $100.0 million on interest rate swaps that commences in 2006). At December 31, 2005, the floating rate debt was $497.1 million, and we had interest rate swaps relating to the floating rate debt of $206.8 million (including $112.4 million on interest rate swaps that commence in 2006). Based on the floating rate debt at March 31, 2006, a one-percentage point increase in the floating interest rate would increase interest expense by $3.4 million per year.

      The fair market value of the fixed rate debt on our balance sheet was $386.4 million as of March 31, 2006, and $386.6 million as of December 31, 2005.

      The table below provides information about interest rates, including our debt obligations and interest rate swaps at March 31, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

		Expected Maturities (1)
	Balance as of	Reminder
	March 31, 2006	of 2006	2007	2008	2009	2010	Thereafter
				(In millions, except percentages)
Long-Term Debt:
Fixed-Rate Debt (2)	$397.3	$30.5	$2.8	$2.8	$2.8	$2.8	$355.6
Average Interest Rate(3)		5.60%	5.61%	5.61%	5.62%	5.62%	7.00%

Variable Rate Debt (2)	491.5	17.1	21.4	29.7	27.1	18.0	378.2

Interest Rate Swaps:(4)
Contract Amount	154.2	11.7	15.6	44.0	39.6	4.7	38.6
Average Fixed Pay Rate		3.92%	3.94%	4.07%	4.67%	4.75%	4.75%

(1)	These are the expected maturities based on the balances as of March 31, 2006.
(2)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year. In 2010, $8.5 million of fixed rate debt reverts to variable rate debt.
(3)	The 2006 remaining balance includes $25.2 million in prepayments in April 2006 for the disposal of the POTOMAC.
(4)	Excludes two $50.0 million swaps beginning November 2006.

Spot Market Rate Risk

      We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. At March 31, 2006, the Company had a three year FFA contract (synthetic time charter) for a Suezmax vessel beginning July 1, 2006, which was designated as a cash flow hedge. The contract is a fixed rate of $36,000 a day over the three-year period and is hedging a Suezmax vessel trading on the spot market over the same period. The fair value of FFAs is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date. As of March 31, 2006, the fair market value of the FFA contract resulted in an unrealized gain of $2.7 million and an asset of $2.7 million. The gain was recorded to Other comprehensive income.

      In April 2006, the Company entered into another three-year FFA contract (synthetic time charter) for 1/2 Suezmax vessel (or 65,000 metric tons) also beginning July 1, 2006, which was designated as a cash flow hedge. The contract is a fixed rate of $36,000 a day over the three-year period and is hedging 1/2 of a Suezmax vessel trading in the spot market over the same period.

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the “Exchange Act”]), as of the end of the period covered by this Form 10-Q, based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

      Changes in Internal Controls

     There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II:     OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 1A - Risk Factors

      There are no material changes from the risk factors previously disclosed in the Company’s December 31, 2005 Annual Report on Form 10-K.

Item 2 - Changes in Securities and Use of Proceeds

Stock Repurchases

      During 2006, OMI repurchased common stock under a Board of Directors new authority to expend $70,000,000 for the repurchase shares of common stock. As of May 5, 2006, an additional 957,500 shares were purchased in the second quarter. In April 2006, the Board approved a repurchase program authorizing another $70,000,000 to be expended on the repurchase of common stock. As of May 5, 2006, $99,994,000 remains available under the February and April authorities.

      The following table shows the monthly 2006 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

March 2006	1,248,300	18.15	1,248,300	2,598,207
April 2006	957,500	18.21	957,500	(a) 1,642,307
Total	2,205,800	$18.28	2,205,800

(a)	Remaining shares represents the remaining dollar amount authorized and the average purchase price in the related month.

Item 3 - Defaults upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

      The 2006 Annual meeting of stockholders of the Company was held on April 27, 2006. The following matters were voted upon at the meeting:

(i) Pursuant to OMI's Articles of Incorporation, as amended, and By-Laws, the Board of Directors of OMI is divided into three classes. The directors in each class hold office for staggered terms of three years. The two Class II directors below whose terms expired in 2006 were re-elected for new three year terms (expiring in 2008) at this Annual Meeting.

	Number of Votes For	Abstain
Craig H. Stevenson, Jr.	62,034,523	1,648,084
James D. Woods	62,025,811	1,656,796

Directors whose terms continue include Messrs. Robert L. Bugbee, James N. Hood and Philip J. Shapiro, Class I directors whose terms expire in 2007 and Michael Klebanoff and Donald C. Trauscht, Class III directors whose terms expire in 2007.

(ii) The Board of Directors appointed Deloitte & Touche LLP as Independent Registered Public Accounting Firm of OMI for the year 2006. Deloitte & Touche LLP were ratified as Independent Registered Public Accounting Firm for 2006.

Number of Votes For	Against	Abstain
62,065,028	1,565,898	51,680

(iii) The approval of the OMI Corporation 2006 Incentive Plan:

Number of Votes For	Against	Abstain
33,341,479	5,586,477	117,743

Item 5 - Other Information

      None.

Item 6 - Exhibits

a.	Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending March 31, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending March 31, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending March 31, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending March 31, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	May 9, 2006	By:	/s/Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	May 9, 2006	By:	/s/Kathleen C. Haines
Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer