Form 10-Q
period 2006-06-30
OMI CORP/M I
filed 2006-08-09
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the Quarter Ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the Transition Period from _______ to _______

Commission File Number: 001-14135

OMI CORPORATION
(Exact name of registrant as specified in its charter)

Marshall Islands	52-2098714

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Station Place
Stamford, CT 06902
(Address of principal executive offices, including zip code)
(203) 602-6700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes          ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                          Accelerated filer ☐                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes               ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2006

Common Stock, $0.50 par value	66,827,610

PART I:      FINANCIAL INFORMATION

Item 1.      Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

Revenue	$183,270	$148,474	$376,462	$319,916

Operating Expenses, Net:
Voyage expense	39,015	33,025	74,952	63,078
Vessel expense	22,031	23,115	44,094	43,787
Charter hire expense	35,573	11,904	70,691	26,938
Depreciation and amortization	15,154	17,054	31,844	33,599
General and administrative	8,235	7,136	16,302	13,502
Gain on disposal of vessels	(78,038)	—	(78,038)	(2,874)

	41,970	92,234	159,845	178,030

Operating Income	141,300	56,240	216,617	141,886

Other (Expense) Income:
Interest expense	(10,642)	(10,312)	(22,849)	(20,843)
Interest income	1,218	185	1,615	463
Other	(104)	1,023	(48)	1,411

Net Other Expense	(9,528)	(9,104)	(21,282)	(18,969)

Net Income	$131,772	$47,136	$195,335	$122,917

Basic Earnings Per Common Share	$1.92	$0.56	$2.80	$1.45

Diluted Earnings Per Common Share	$1.92	$0.56	$2.80	$1.45

Weighted Average Shares Outstanding:
Basic	68,496	83,874	69,823	84,755
Diluted	68,554	83,938	69,880	84,826

Cash Dividends Declared Per Share	$0.10	$0.08	$0.20	$0.16

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2006	2005

	(UNAUDITED)

ASSETS
Current Assets:
Cash, including cash equivalents of
$97,139 in 2006 and $29,401 in 2005	$106,349	$42,297
Marketable securities	23,850	-
Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $4,713 in 2006 and
$5,600 in 2005	47,982	59,358
Other	8,092	8,466
Other prepaid expenses and current assets	13,897	16,254
Current restricted cash	1,624	1,461
Vessel held for sale	21,593	-

Total Current Assets	223,387	127,836

Vessels	1,538,390	1,662,786
Construction in progress (CIP)	-	84,042
Other property	5,456	4,827

Total vessels, CIP and other property	1,543,846	1,751,655
Less accumulated depreciation	156,298	179,383

Vessels, CIP and other property - net	1,387,548	1,572,272

Drydock costs - net of amortization	2,987	4,988
Non-current restricted cash	150	148
Other assets and deferred charges	27,716	22,799

Total Assets	$1,641,788	$1,728,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$24,570	$34,491
Accounts payable	19,585	19,195
Accrued liabilities:
Voyage and vessel	4,472	4,688
Interest	3,753	4,634
Compensation	6,747	8,126
Other	4,713	5,295
Pool member contributions	7,353	5,018
Deferred charter hire revenue	18,487	10,799
Charter hire payable	13,766	10,210
Dividend payable	6,720	5,704

Total Current Liabilities	110,166	108,160

Long-term debt	632,131	861,376
Other liabilities	11,432	41
Deferred gain on sales of vessels	47,601	3,530

Stockholders’ equity	840,458	754,936

Total Liabilities and Stockholders’ Equity	$1,641,788	$1,728,043

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(IN THOUSANDS)
(UNAUDITED)
					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity	Income

Balance at January 1, 2006	71,304	$35,652	$75,166	$641,073	$3,045	$754,936

Comprehensive income:
Net income				195,335		195,335	$195,335
Other comprehensive income:
Net unrealized loss on derivatives					(3,494)	(3,494)	(3,494)

Total comprehensive income							$191,841

Dividends on common stock				(13,794)		(13,794)
Forfeiture of restricted stock
awards	(28)	(14)	14			-
Purchase and retirement of
common stock	(5,104)	(2,552)	(77,662)	(15,149)		(95,363)
Issuance of restricted stock
awards	712	356	(356)			-
Amortization of restricted stock
awards			2,838			2,838

Balance at June 30, 2006	66,884	$33,442	$-	$807,465	$(449)	$840,458

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2006	2005

Net cash provided by operating activities	$172,365	$182,576

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(114,175)	(82,689)
Proceeds from disposition of vessels	376,522	36,752
Payments for marketable securities	(23,850)	-
Escrow of funds	498	499
Other	-	(1,362)

Net cash provided (used) by investing activities	238,995	(46,800)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from debt	47,000	77,956
Payments on debt	(286,166)	(142,382)
Payments for debt issue costs	-	(1,451)
Proceeds from issuance of common stock	-	531
Payments of dividends	(12,779)	(12,838)
Payments for the purchase of common stock	(95,363)	(65,210)

Net cash used by financing activities	(347,308)	(143,394)

Net increase (decrease) in cash and cash equivalents	64,052	(7,618)
Cash and cash equivalents at beginning of year	42,297	41,805

Cash and cash equivalents at end of period	$106,349	$34,187

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI Corporation (“OMI” or the “Company”) is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The statements of income for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications— Certain reclassifications have been made to the condensed consolidated financial statements for the 2005 period to conform to the 2006 presentation. These reclassifications had no impact on previously recorded net income.

     Marketable Securities—The Company invests in auction rate securities which are considered highly liquid by market participants because of the auction process and contractual maturities less than one year. These investments are reported in accordance with the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies these short-term investments as available-for-sale and they are reported at fair value which approximates cost at June 30, 2006. The fair value of short-term investments is based on quoted market prices.

     Gemini Pool— Revenues include the gross revenue generated by vessels in the Gemini Suezmax Pool a wholly owned subsidiary of OMI. The Gemini Pool, a pool for double hull Suezmax vessels, is operated by Gemini Tankers LLC ("Gemini") began in December 2003. As of June 30, 2006, there were 14 Suezmaxes (8 of OMI’s and 6 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula.

     The table below provides summary information (in thousands) of gross revenues, voyage expense and charter hire expense from the Gemini Pool for the three and six months ended June 30, 2006 and 2005 for OMI and non-OMI vessels operating in the Gemini Pool:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Gross Revenue:
OMI Vessels	$57,373	$72,506	$146,500	$175,020
Non-OMI Vessels	34,480	14,309	70,657	28,332

	$91,853	$86,815	$217,157	$203,352

Voyage Expenses:
OMI Vessels	$19,059	$20,141	$41,399	$40,462
Non-OMI Vessels	10,187	3,486	17,007	5,707

	$29,246	$23,627	$58,406	$46,169

Charter Hire Expenses:
OMI Vessels	$-	$-	$-	$-
Non-OMI Vessels	23,736	7,963	49,570	18,820

	$23,736	$7,963	$49,570	$18,820

     We recognize Gemini revenue and expenditures on a gross basis, in accordance with guidance in EITF Issue No. 99-19 relating to indicators of gross revenue reporting, as Gemini controls the deployment of the vessel, has the ability to establish price and negotiate terms of a contract (which is in Gemini’s name) with a customer and incur all voyage expenses.

     Goodwill and Other Purchased Intangible Assets—Effective January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was adopted, but did not have an impact on the Company’s financial statements upon adoption. SFAS No. 142 requires the testing of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets for impairment rather than amortizing them. OMI performs impairment tests at least annually and more often as circumstances require. When it is determined that an impairment has occurred, an appropriate charge to operations will be recorded.

     In July and August 2006, OMI agreed to purchase two management companies previously engaged by the Company for crewing and technical services of OMI’s vessels. The purchase will be recorded in the third quarter of 2006 and the excess of the purchase price over the fair value of the net assets acquired will be recorded and allocated to intangible assets with the remaining balance recorded to goodwill.

     Recent Accounting Pronouncements—Except for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), no new accounting pronouncements that became effective during the three and six months ended June 30, 2006, had a material effect on our financial position or results of operations. The additional disclosure requirements of SFAS No. 123(R) are presented in Note 6.

Note 2 – Long-Term Debt and Credit Arrangements

     As of June 30, 2006, the Company’s debt and credit arrangements consisted of the following (in thousands):

Secured debt:
Variable rates:
Based on the London Interbank Offering Rate
(“LIBOR”) plus a margin with an average interest
rate of 5.53%, due in varying installments and
maturities to 2015(1),(2)	$288,145
Fixed rate:
5.30% Due October 2013	23,800
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due
December 2024	144,756

Total	656,701
Less current portion of long-term debt	24,570

Long-term debt	$632,131

(1)	The margins on the variable rate debt outstanding at June 30, 2006 ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.

(2)	As of June 30, 2006, OMI had various interest rate swaps with notional amounts aggregating $177,505,000 (not including $100,000,000 scheduled to begin in the fourth quarter of 2006) of variable rate debt ranging from 2.90% to 5.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

     As of June 30, 2006, the available undrawn amount under our credit facilities aggregated $515,532,000. During the six months ended June 30, 2006, as a result of the sales of the SACRAMENTO and the SOMJIN (see Note 9), the available amount under the $375 Facility was reduced by an aggregate of $65,449,000, and the semi-annual reductions were reduced to $7,105,000. The remaining balloon payment at maturity in November 2014 will be $101,845,000. Additionally the $375 Facility will be reduced by another $16,300,000 upon the sale of the ISERE, which will be delivered in the third or fourth quarter.

     During the six months ended June 30, 2006, as a result of the sale of the OTTAWA, TAMAR and POTOMAC, we repaid term loans with outstanding balances totaling $74,330,000 (see Note 9).

     Interest Paid

     During the six months ended June 30, 2006 and 2005, cash paid for interest, net of $878,000 and $1,940,000 for capitalized interest, totaled approximately $21,693,000 and $18,152,000, respectively.

Note 2 – Long-Term Debt and Credit Arrangements (cont.)

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of June 30, 2006, we were in compliance with all covenants.

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

Interest Rate Swaps

     As of June 30, 2006, the Company had interest rate swaps to effectively convert the majority of our variable rate debt from a floating to a fixed-rate basis. The Company has designated these interest rate swaps as cash flow hedges for accounting purposes. These swap contracts were deemed effective hedges, and therefore, the change in the fair value of the interest rate swap was recorded in Other comprehensive income.

     As of June 30, 2006, we had various interest rate swaps aggregating $277,505,000 on various debt tranches with a range of 2.9% to 5.32% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three-month LIBOR settings. As of June 30, 2006, the fair market value of the interest rate swaps resulted in an unrealized gain of $10,940,000, and an asset of $10,940,000. The unrealized gain was recorded to Other comprehensive income.

Forward Freight Agreements

     The Company has entered into forward freight agreements (“FFAs”). We use FFAs as economic and accounting hedges to the Company. For FFAs that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. In 2006, we have designated certain FFAs as hedges for accounting purposes, and, as such, changes in the fair value of such FFAs are recorded to equity in the Company’s balance sheet each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products.

Note 3 – Financial Instruments (cont.)

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

     During March and April 2006, the Company entered into two three-year FFA contracts (synthetic time charters), which are designated as cash flow hedges. The contracts are at a fixed rate of $36,000 a day over a three-year period beginning July 1, 2006 and are hedging 1½ (or 195,000 deadweight tons (“dwt”)) Suezmax vessels trading on the spot market over the same period. As of June 30, 2006, the Company has recorded a liability of $11,389,000 related to the fair value of these hedges and a corresponding unrealized loss or $11,389,000 to Other comprehensive income in the Condensed Consolidated Balance Sheet. For the six months ended June 30, 2006, the realized gain on closed speculative contracts aggregated $174,000 and the unrealized loss on the open contracts of $246,000 is recorded in Other in the Condensed Consolidated Statement of Income.

     At June 30, 2006, the FFAs (including both economic, or speculative hedges, and accounting hedges) had an aggregate notional value of $48,418,000, which was an aggregate of our short positions that extend to June 2009.

     In July and August 2006, the Company entered into five additional FFA contracts (synthetic time charters) which are designated as cash flow hedges. Two contracts commenced in July 2006, a three year contract for a Suezmax vessel at a fixed rate of $37,250 a day, and a six month contract for ½ (or 65,000 dwt) Suezmax vessel at a fixed rate of $47,500 a day. The three other contracts are for ¼ (or 32,500 dwt) Suezmax vessel, at a fixed rate of $40,000 a day, ½ Suezmax vessel and ¼ Suezmax vessel both at a fixed rate of $40,250 a day for three year periods commencing in October 2006.

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

Note 4 – Earnings Per Common Share (cont.)

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income	$131,772	$47,136	$195,335	$122,917

Denominator:
Basic weighted average common shares
outstanding	68,496	83,874	69,823	84,755
Effect of dilutive securities:
Options	58	64	57	71

Diluted weighted average common shares	68,554	83,938	69,880	84,826

Basic earnings per common share	$1.92	$0.56	$2.80	$1.45

Diluted earnings per common share	$1.92	$0.56	$2.80	$1.45

     For the six months ended June 30, 2006, the 2.875% Convertible Notes were not dilutive as the average price of OMI’s stock was less than the conversion price of $30.68 per share or a conversion ratio of 32.5895 shares for each $1,000 bond.

Note 5 - Equity Transactions

Acquisition and Retirement of Common Stock

     The Company has a stock buy back and retirement program in place. In February and April 2006, the Board approved two repurchase programs, each authorizing $70,000,000 for the repurchase of common stock. For the three months ended June 30, 2006, we repurchased and retired 3,856,000 shares of common stock at an average of $18.86 per share, aggregating approximately $72,702,000. For the three months ended March 31, 2006, we repurchased and retired 1,248,300 shares of common stock at an average of $18.15 per share, aggregating approximately $22,661,000. At June 30, 2006, the February authority was completed and approximately $44,796,000 remained from the April 2006 authority.

     During July and up to August 4, 2006, we repurchased 57,500 shares of common stock at an average price of $20.48 per share, aggregating approximately $1,177,000. As of August 4, 2006, there are 66,827,610 shares of common stock outstanding and $43,619,000 remains under Board authorities for share repurchases.

     During the three months ended June 30, 2005, we repurchased 3,201,000 shares of common stock at an average price of $18.61 per share, aggregating $59,557,000, and during the three months ended March 31, 2005, we repurchased 312,000 shares of common stock at an average price of $18.14 per share, aggregating $5,653,000 ($2,741,000 of which was paid in April 2005).

Note 5 - Equity Transactions (cont.)

Cash Dividends

     On May 30, 2006, the Board of Directors of OMI declared a dividend on its common stock of $0.10 per share to shareholders based on the number of common shares outstanding of 67,195,000 to holders of record on June 21, 2006. As of June 30, 2006, $6,720,000 was accrued and included in Dividend payable in the Condensed Consolidated Balance Sheets. The dividend was paid on July 5, 2006. The first quarter dividend of $7,062,000 was paid on April 12, 2006.

Note 6 – Share Based Compensation

Incentive Compensation Plans

     At June 30, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2003 Stock Incentive Plan, the 2001 Restricted Stock Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of or to acquire the Company’s common shares. A detailed description of these plans can be found in the Company's 2005 Annual Report on Form 10-K.

     On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5,000,000 shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of the prior plans. As of June 30, 2006, 712,119 shares of restricted stock awards have been granted to officers and directors.

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

     Upon adoption of SFAS 123(R) and the transition method we previously adopted, compensation expense recognized during the three and six months ended June 30, 2006 included compensation expense for all share-based awards (all of which are restricted stock awards) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There was no compensation expense for stock options in the first six months of 2006 as all stock options were fully vested as of January 1, 2006. All of the Company stock award plans are considered equity plans under SFAS No. 123(R). Unearned Compensation – Restricted Stock, included separately in the equity section of the Condensed Consolidated Balance Sheet at December 31, 2005, representing the non-vested portion of the restricted stock awards, was reclassified with capital surplus on the

Note 6 – Share Based Compensation (cont.)

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2006.

     There was no adjustment upon adoption of SFAS 123(R) for estimated forfeitures on previously granted restricted stock awards as the estimated forfeiture rate was less than 1%. The effect of adopting SFAS No. 123(R) was not material to the Company's condensed consolidated financial statements and earnings per share for the three and six months ended June 30, 2006, and there was no cumulative effect upon adoption using the modified-prospective transition method.

Stock Options

     As of June 30, 2006, there were 79,000 stock options outstanding with a weighted average exercise price of $5.21 per share. All of the 79,000 options were vested prior to January 1, 2006, and there were no options exercised during the six months ended June 30, 2006. During the six months ended June 30, 2005, cash received upon the exercise of stock options was $531,000.

     The following table summarizes the information regarding the outstanding stock options at June 30, 2006:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Ranges of		Exercise	Remaining		Exercise
Exercise Prices	Options	Price	Life (Years)	Options	Price

$6.67	30,000	$6.67	2.00	30,000	$6.67
4.9375	19,000	4.94	1.53	19,000	4.94
3.93	30,000	3.93	7.87	30,000	3.93

	79,000	$5.21	4.12	79,000	$5.21

Restricted Stock Awards

     The table below summarizes the Company’s restricted stock awards as of June 30, 2006:

		Weighted
		Average
	# of Shares	Grant Date Price

Outstanding at January 1, 2006	1,943,119	$11.12
Granted	712,119	18.64
Vested	(15,000)	15.07
Forfeited	(27,000)	16.95

Outstanding at June 30, 2006	2,613,238	$13.09

Note 6 – Share Based Compensation (cont.)

     The fair value of restricted stock at the grant date is equal to the closing stock price on that date. The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $1,404,000 and $891,000 during the three months ended June 30, 2006 and 2005, respectively, and $2,838,000 and $1,467,000 during the six months ended June 30, 2006 and 2005, respectively.

      As of June 30, 2006, unrecognized compensation cost related to unvested restricted stock aggregated $24,182,000, which will be recognized over a weighted average period of 3.4 years. The fair value of shares that vested during the six months ended June 30, 2006 was approximately $226,000. No shares vested during the three months ended June 30, 2006 and the three and six months ended June 30, 2005.

Note 7 – Acquisitions/Vessel Deliveries

     During the six months ended June 30, 2006, OMI took delivery of five 2006 built vessels. The following table summarizes the acquisitions of vessels delivered during the 2006 period and capitalized costs, which includes capitalized interest:

	Type of	Date	Capitalized
Name of Vessel	Vessel	Delivered	Costs

			(in thousands)
WABASH	Handymax	January 2006	$41,827
RHINE	Handysize	February 2006	30,148
KANSAS	Handymax	March 2006	41,618
REPUBLICAN	Handymax	March 2006	41,605
PLATTE	Handymax	May 2006	41,873

Total			$197,071

     The final payments on the 2006 deliveries were paid with cash from operations. These vessels are unencumbered by debt.

Note 8 – Vessel Held for Sale

     During May 2006, OMI agreed to sell the 1999 built handysize product tanker, the ISERE, for a sales price, net of commissions, of $35,150,000. The approximate book value of $21,593,000 was recorded to Vessel held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2006. The estimated gain on the sale of approximately $13 million will be recognized within the clean segment in Gain on disposal of vessels in the Consolidated Statement of Income, upon delivery to the new owners in the third or fourth quarter of 2006. As a result of the sale, available amounts under our $375 Facility will be reduced by $16,300,000.

Note 9 – Disposals of Vessels

The table below summarizes the disposal of vessels at each of the vessels’ respective sale date for the six months ended June 30, 2006:

						Deferred
					Gain on	Gain on	Expiration
	Reporting	Year	Date of	Net	Disposal of	Disposal of	Date of Vessel
Vessel	Segment	Built	Sale	Sales Price(1)	Vessels	Vessels	Charter-in

	(in thousands)
SOMJIN(2)	Crude	2001	June 2006	$74,250	$23,193	-	-
HUDSON(3)	Crude	2000	May 2006	71,280	26,358	-	-
SACRAMENTO(3)	Crude	1998	April 2006	68,929	28,487	-	-
POTOMAC(4)	Crude	2000	April 2006	72,472	-	26,510	April 2011
TAMAR(5)	Clean	2003	March 2006	44,795	-	9,976	July 2010
OTTAWA(5)	Clean	2003	March 2006	44,796	-	10,464	March 2010

				$376,522	$78,038	$46,950

(1)	Sales price is net of commission.
(2)	The SOMJIN is being time chartered back to OMI for a period of three years. There are no guaranteed charter hire payments, as the rates will be based on the rate the vessel earns in the Gemini Suezmax Pool.
(3)	The vessels are operating in the Gemini Suezmax Pool in accordance with the terms of the pool agreement.
(4)	After delivery to the new owners the POTOMAC was renamed the CAPE BANTRY and was time chartered (accounted for as an operating lease) in to OMI for five years.
(5)	The OTTAWA and TAMAR are being bareboat chartered-in (accounted for as an operating lease) for approximately four years to OMI and continue their time charters contracted on prior to the sales.

     The vessels chartered back to OMI in the sale leaseback transactions indicated above are being treated as operating leases. The gain on the sale of each vessel is included in Deferred gain on disposal of vessels on the Consolidated Balance Sheets and is being amortized to Charter hire expense over the term of each vessel’s lease term.

     Term loans (see Note 2) of $74,330,000 were repaid upon the disposals of the POTOMAC, OTTAWA and TAMAR, and available amounts under OMI’s $375 Facility were reduced by $65,449,000 upon the sale of the SACRAMENTO and the SOMJIN. The remaining balance of the HUDSON’s term loan of $25,165,000 was maintained, and the Company substituted an unencumbered vessel as replacement collateral.

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

     The following is a summary by major operating segments for the three and six months ended June 30, 2006 and June 30, 2005 and segment assets as of June 30, 2006 and December 31, 2005:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2006	2005	2006	2005

Revenue:
Crude Fleet	$110,489	$88,211	$236,908	$203,969
Clean Fleet	72,043	60,033	138,104	115,164

Subtotal	182,532	148,244	375,012	319,133
Other	738	230	1,450	783

Total	$183,270	$148,474	$376,462	$319,916

Time Charter Equivalent Revenue:(1)
Crude Fleet	$79,632	$64,260	$177,423	$157,484
Clean Fleet	63,885	50,959	122,637	98,571

Total	$143,517	$115,219	$300,060	$256,055

Operating Income:
Crude Fleet(2)	$112,546	$33,325	$160,499	$95,722
Clean Fleet	33,320	26,494	64,488	51,707

	145,866	59,819	224,987	147,429
General and administrative expense
not allocated to vessels	(4,111)	(5,036)	(8,581)	(9,164)
Other	(455)	1,457	211	3,621

Total	$141,300	$56,240	$216,617	$141,886

	June 30,	December 31,
(in thousands)	2006	2005

Identifiable Assets:
Crude Fleet	$995,810	$676,186
Clean Fleet	502,943	981,068

Subtotal	1,498,753	1,657,254
Cash and cash equivalents	106,349	42,297
Marketable securities	23,850	-
Other	12,836	28,492

Total	$1,641,788	$1,728,043

(1)	The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

Note 10 – Financial Information Relating to Segments (cont.)

     The following is a reconciliation of TCE revenue for the three months ended June 30, 2006:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$110,489	$72,043	$182,532
Voyage Expenses	30,857	8,158	39,015

TCE Revenue	$79,632	$63,885	$143,517

     The following is a reconciliation of TCE revenue for the three months ended June 30, 2005:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$88,211	$60,033	$148,244
Voyage Expenses	23,951	9,074	33,025

TCE Revenue	$64,260	$50,959	$115,219

     The following is a reconciliation of TCE revenue for the six months ended June 30, 2006:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$236,908	$138,104	$375,012
Voyage Expenses	59,485	15,467	74,952

TCE Revenue	$177,423	$122,637	$300,060

The following is a reconciliation of TCE revenue for the six months ended June 30, 2005:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated

Voyage and TC Revenues	$203,969	$115,164	$319,133
Voyage Expenses	46,485	16,593	63,078

TCE Revenue	$157,484	$98,571	$256,055

(2)
Operating income for the three and six months ended June 30, 2006 includes Gain on disposal of 3 vessels aggregating $78,038,000. Operating income for the six months ended June 30, 2005 includes Gain on disposal of vessels of $2,874,000.

Note 11 - Other Commitments and Contingencies

Long-Term Time Charter Revenue

The following table summarizes our time charters entered into in 2006:

			Length of		Contracted Time
Vessel	Type	Start Date	Time Charter		Charter Revenue

					(in thousands)
First Quarter 2006:

PLATTE	Handymax	Jun-06	3	years	$23,620
KANSAS	Handymax	Apr-06(1)	3	years	21,630
REPUBLICAN	Handymax	May-06(1)	3	years	21,657
CAPE BASTIA	Suezmax	May-06	3	years	40,507
ISERE	Handysize	Sep-06(1)	2	years	12,268
CHARENTE	Handysize	Sep-06(1)	2	years	12,189

					131,871
Second Quarter 2006:

CAPE BONNY	Suezmax	May-06	4	years	51,803
INGEBORG(2)	Suezmax	Sep-06	3	years	37,428
ADAIR(2)	Suezmax	Sep-06	3	years	37,428

					126,659
July 2006:

THAMES	Handymax	Oct-06	1	year	9,360

Total contracted time charter revenue					$267,890

(1)	Time charters with profit sharing.
(2)	Vessels will remain part of the Gemini pool, and we will receive contract revenue over the next three years reflecting pool performance and our ownership allocation in the pool.

     Minimum future revenues (not including profit sharing) to be received for time charters subsequent to June 30, 2006 are as follows: $124,064,000 in the remaining two quarters of 2006, $242,559,000 in 2007, $182,209,000 in 2008, $93,689,000 in 2009, $37,547,000 in 2010 and $30,470,000 thereafter.

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

     We own or charter-in a fleet of 48 vessels. We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers (which we refer to as our “crude fleet” or “Suezmax fleet”), which generally carry crude oil from areas of oil production to refinery areas, and product carriers (which we refer to as our “clean fleet”), which generally carry refined petroleum products, such as gasoline, from refineries to distribution areas. As of June 30, 2006, the average age of our vessels was 3.3(1) years.

     Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of June 30, 2006, based on our then operating fleet of 48 vessels. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

Financial Summary

     The second quarter 2006 operating results were within management’s expectations with spot rates remaining strong, although lower than first quarter rates because of seasonal declines. Spot rates for our Suezmax vessels and time charter rates were higher in the second quarter of 2006 compared to the second quarter 2005. The third quarter has begun strong for this time of the year. The Company has prepared for future uncertainty in rates by fixing 55% of our tonnage on time charters (43% of the tonnage on time charters also have profit sharing arrangements). We have also entered into 7 synthetic time charters for 4 of our Suezmax vessels that are in the spot market (approximately 40% of tonnage on Spot), that range from six months to three years. This means that effectively 73% of our tonnage is time chartered or economically equivalent to being on fixed rate charter. During 2006, we have entered into various contracts that are strategic to our business, as follows:

➢	We contracted for 10 new time charters that will result in fixed revenue of approximately $268 million over the next three years.

➢	We contracted for 7 synthetic time charters on 4 Suezmax vessels that will reduce our exposure to the spot market, which fixes the amount per day with revenue aggregating approximately $148 million over the next three years.

➢	We have taken delivery of the 5 product carrier newbuildings, which aggregate approximately $197 million in capitalized costs. All of these vessels are unencumbered by debt. Four of the vessels delivered operate on time charters and one will begin a time charter in September 2006.

➢	We have sold four 1998-2001 built Suezmax vessels and two 2003 built Panamax vessels for an aggregate of approximately $376.5 million in net proceeds. Three of these vessels have been chartered back to the Company. We have also agreed to sell a 1999 built handysize product tanker for a net sales price of $35.2 million, which is expected to be delivered to the new owners in the third or fourth quarter of 2006.

     Additionally, we have been active in our stock repurchase program. The Board approved two repurchase programs in February and April 2006, authorizing an aggregate of $140 million for the repurchase of common stock. During 2006, up to August 4, 2006, we have repurchased 5.2 million shares for approximately $96.5 million. Since January 1, 2005, we have repurchased an aggregate of 20.2 million shares of common stock for approximately $366.5 million or an average of $18.15 per share. Refer to the table below for number of shares outstanding.

     The following table illustrates financial highlights for the three and six months ended June 30, 2006 and June 30, 2005:

			Percent
Highlights	2006	2005	Change

	(in millions, except per share amounts)
For the Three
Months Ended June 30:

Revenue	$183.3	$148.5	23%
Net Income	$131.8	$47.1	180%
Gain on Disposal of Vessels	$78.0	-	n/a
Diluted EPS	$1.92	$0.56	242%
Dividends Declared Per Share	$0.10	$0.08	25%

For the Six
Months Ended June 30:

Revenue	$376.5	$319.9	18%
Net Income	$195.3	$122.9	59%
Gain on Disposal of Vessels	$78.0	$2.9	2590%
Diluted EPS	$2.80	$1.45	93%
Dividends Declared Per Share	$0.20	$0.16	25%

As of June 30:

Shares Outstanding	66.9	82.8	-19%
Cash and Cash Equivalents	$106.3	$34.2	211%
Vessels, CIP and Other Property-Net(1)	$1,387.5	$1,621.6	-14%
Total Debt	$656.7	$874.4	-25%

Future Long-Term Contract Revenue	$711.0	$546.6	28%

(1) At June 30, 2006, excludes $21.6 million for Vessel Held for Sale.

     OMI’s basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2006 were the highest per share periods in the Company’s history.

     Revenue of $183.3 million for the three months ended June 30, 2006 increased $34.8 million or 23% compared to revenue of $148.5 million for the three months ended June 30, 2005. Revenue of $376.5 million for the six months ended June 30, 2006 increased $56.6 million or 18% compared to revenue of $319.9 million for the six months ended June 30, 2005. The revenue from our product carriers increased due to more operating days from vessels acquired and higher rates. The revenue from our Suezmax vessels increased because of three additional vessels in our Gemini Suezmax Pool, which was offset by the two Suezmax vessels sold in the fourth quarter of 2005 (see Time Charter Equivalent [“TCE”] Revenue section).

     Net Income and EPS increased primarily from the gain on disposal of vessels aggregating $78.0 million in both the second quarter and year to date 2006 periods over the comparable periods in 2005 and better operating performance in the second quarter of 2006 in comparison to the second quarter of 2005.

     OMI’s financial performance in 2006 resulted from the following key elements of our business strategy:

(1)	concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated 13 ice class product carriers, further expanding trading capabilities;

(2)	maintain high quality vessels and standards of operation through improved environmental and safety procedures,* crew training and maintenance and repair procedures;

(3)	manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover fixed costs: operating expenses for vessels with time charters and synthetic time charters, corporate general and administrative and interest expense; and

(4)	maintain a balance between available liquidity to purchase vessels and/or the Company’s common stock as market conditions and opportunities arise and maintaining prudent financial ratios (e.g., leverage ratio).

*	We believe our operations comply in all material respects with applicable environmental laws. To reduce our exposure, we seek to maintain standards and practices to meet or exceed these laws and regulations.

     There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined products). Market conditions (see Market Overview section) and economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenue and Operating income:

(1)	spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements) (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $5.4 million or $0.08 per share, $0.06 per share from the clean fleet and $0.02 per share from the Suezmax fleet);

(2)	the number of revenue earning operating days of our fleet;

(3)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization);

(4)	capitalizing on our experience and reputation in the industry; and

(5)	managing costs.

     The Company studies market indicators and trends when making decisions for managing risks, including but not limited to the following: world oil demand (increases/decreases in consumption of oil), where the supply to meet the demand comes from (long-haul versus short-haul voyages), world oil supply by geographic regions, inventory levels by geographic regions, world tanker newbuildings (“orderbook”) and deletions (“scrappings” and “conversions”).

Recent Activities

Time Charter Contracts (see Contracted Time Charter Revenue section)

➢	From January to July 2006, OMI entered into 10 time charter contracts, 4 of which have profit sharing arrangements, each for approximately a one, two or three year period, for 4 handymax product carriers (the KANSAS, REPUBLICAN, PLATTE and THAMES), 2 handysize product carrier (the ISERE and CHARENTE) and 4 Suezmax vessels (the CAPE BASTIA, CAPE BONNY, ARLENE and ADAIR), which aggregated approximately $268 million in contacted revenue, not including any future profit sharing. The ADAIR and INGEBORG will continue to operate in our Gemini Pool.

Synthetic Time Charter Contracts (“FFAs”)

➢	In March and April of 2006, we entered into 2 three year synthetic time charters (FFA contracts) beginning in July 2006 for 1½ Suezmax vessels at $36,000 per day.

➢	In July and August 2006, we entered into 5 synthetic time charters, a three year contract for a Suezmax vessel at $37,250 per day beginning in July 2006 and a six month contract for ½ Suezmax vessel at $47,500 per day beginning in July 2006, a three year contract for a ¼ Suezmax vessel at $40,000 per day beginning in October 2006, and two three year contracts for a ½ Suezmax vessel and a ¼ Suezmax vessel at $40,250 per day, beginning in October 2006. We currently have synthetic time charters of $148 million from July 1, 2006 through September 2009.

Increases in Operating Fleet by Five Newbuildings

➢	In January, February, March and May 2006, 5 product carrier newbuildings, 4 handymax (the WABASH, the KANSAS, REPUBLICAN and the PLATTE) and 1 handysize (the RHINE) were delivered, which completed our newbuilding program.

Disposition of Vessels

➢	In March 2006, OMI sold and bareboat chartered back 2 2003 built Panamax product carriers, the OTTAWA and the TAMAR. The aggregate net sales price was approximately $89.6 million. Both vessels were delivered on March 27, 2006 and were chartered-in for approximately four years. The resulting gain on the sales of approximately $20.4 million was recorded to Deferred gain on sales of vessels and will be amortized over the four year period.

➢	In April 2006, OMI sold a 2000 built Suezmax tanker, the POTOMAC, for a net sales price of $72.5 million. The vessel was renamed the CAPE BANTRY and was time chartered back to OMI for five years. The resulting gain on the sale of approximately $26.5 million was recorded to Deferred gain on sale of vessel and will be amortized over the five year term of the time charter. The DELAWARE replaced the POTOMAC on its time charter that expires May 2012.

➢	In April, May and June 2006, OMI sold three Suezmax tankers built between 1998 and 2001 (the SACRAMENTO, HUDSON and SOMJIN) for an aggregate net sales price of $214.5 million. The gain on the sale of vessels recognized during the second quarter was approximately $78 million. These vessels will operate in OMI’s Gemini Pool.

➢	In June 2006, we agreed to sell our 1999 built handysize product carrier, the ISERE for a net sales price of $35.2 million. The gain on the sale will be approximately $13.0 million, which will be recognized upon delivery in the third or fourth quarter. The RHINE will replace the ISERE on the time charter that expires in 2008.

Our Fleet

     OMI’s fleet currently comprises 48 vessels aggregating approximately 3.6 million dwt. It includes 13 Suezmaxes, not including the 7 Suezmax vessels in the Gemini pool owned by other pool members, 18 handysize and 15 handymax product carriers and 2 Panamax product carriers. Six of the Suezmax tankers are chartered-in: the OLIVER JACOB, whose charter expires in June 2010; the MAX JACOB, whose charter expires in December 2006; the CAPE BASTIA, whose charter expires in June 2012; the CAPE BONNY, whose charter expires September 2012; and the CAPE BANTRY, whose charter expires in May 2011; HS ALCINA, whose charter expires in July 2009 and 2 product carriers are bareboat chartered-in: the OTTAWA, whose charter expires April 2010; and the TAMAR, whose charter expires July 2010.

     The following table of OMI’s current fleet includes wholly-owned and chartered-in vessels by segment and type and aggregate dwt:

	Number
	of Vessels	Dwt

Crude Fleet:
2002-2004 built owned Suezmax vessels	7	1,126,878
1999-2005 built time chartered-in
Suezmax vessels	6	953,054

Total	13	2,079,932

Product Carrier (“Clean”) Fleet:
2000-2006 built handymax vessels	15	704,669
1999-2006 built handysize vessels	18	660,115
2003 built bareboat chartered-in Panamax
vessels	2	140,659

Total	35	1,505,443

Total Fleet	48	3,585,375

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market continued at a very profitable level in the second quarter of 2006, notwithstanding an increase in the world tanker fleet. The average spot TCE rate for Suezmax tankers in the West Africa to U.S. trade, though lower than the preceding quarter, was higher than the rate prevailing in the same period of last year, and it was the second highest level for this period since at least 1990. This was the result of continued world oil demand growth and high OPEC oil production. Freight rates in the crude oil tanker market have continued at high levels thus far in the third quarter of 2006.

     The average OPEC oil production in the second quarter of 2006 totaled about 29.7 million barrels per day (“b/d”), about the same as the preceding and same quarter last year. OPEC oil production, including Iraq, in the third quarter of 2006 is expected to average more than the preceding quarter and the same period a year ago.

          Note: As of 6/30/06
          Source: Industry Sources

     World oil demand decreased seasonally in the second quarter of 2006, but still averaged about 1.1 million b/d higher compared to the same period of last year due to increasing world economic activity. World oil demand is expected to increase further in the second half of 2006, mainly as a result of increasing world economic activity, and the usual seasonal oil demand gains late in the year, notwithstanding persistent high oil prices due to low spare oil production capacity and ongoing geopolitical risks.

     Hurricane activity in the fall of 2005 resulted in shutdowns of most of the U.S. crude oil production and refinery capacity in the Gulf of Mexico. It is estimated that about 0.15 million b/d of crude oil production and about 0.2 million b/d of refinery capacity was out of service at the end of the second quarter of 2006, and that a small amount of crude oil production and refinery capacity will still be out of service at the end of the third quarter of 2006 – barring new storm losses.

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of June 2006 were about 36 million barrels, or 1.7% higher than the year earlier level, and 2.6% above the average of the last five years. At the same time, crude oil inventories were 4.2% and petroleum products inventories were 1.7% higher than the average of the last five years, respectively.

     The world tanker fleet totaled 337.3 million dwt at the end of the second quarter of 2006, up by 11.3 million dwt or 3.5% from the year-end 2005 level. The total tanker fleet includes 44.4 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 4.2% from the year-end 2005 level.

     The tanker orderbook totaled about 106.8 million dwt, or 31.7% of the existing fleet at the end of June 2006. Approximately 10.5 million dwt are for delivery in 2006, 29.6 million dwt in 2007, 33.3 million dwt in 2008, 26.7 million dwt in 2009, and most of the balance in 2010.

     The tanker orderbook includes 66 Suezmaxes of about 10.4 million dwt or 23.4% of the existing internationally trading Suezmax tanker fleet. Eight

Suezmaxes are for delivery in 2006, 26 in 2007, 20 in 2008 and the balance in 2009. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

     At the end of the second quarter of 2006, approximately 33.0 million dwt or 9.8% of the total tanker fleet was 20 or more years old, including 11.9 million dwt or 3.5% of the fleet which was 25 or more years old. Furthermore, 7 Suezmaxes were 20 or more years old, including 1 which was 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 2.7 million dwt in the first half of 2006, including 1 VLCC and 7 Suezmaxes of which 3 were U.S. flag and 2 were shuttle tankers.

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

     At the end of June 2006, there were about 94.4 million dwt of tankers or 28.0% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     Freight rates in the product tanker market continued at high levels in the second quarter of 2006, though the average spot TCE for handysize product tankers in the Caribbean was below the preceding quarter rate and the rate prevailing in the same period of last year. The product tanker market strength was the result of continuous growth in the demand for oil, shortage of refinery capacity in consuming areas and some loss of U.S. refinery capacity in the Gulf of Mexico due to hurricane activity last fall, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have continued at high levels thus far in the third quarter of 2006.

     The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 80.2 million dwt at the end of June 2006, up by about 6.9% from the year-end 2005 level. The total product tanker fleet includes about 44.5 million dwt handysize and handymax product tankers, up by 5.7% from the year-end 2005 level.

     The product tanker orderbook for delivery over the next few years totaled about 36.4 million dwt, or about 45.4% of the existing product tanker fleet at the end of June 2006. Approximately 5.3 million dwt are for delivery in 2006, 10.4 million dwt in 2007, 11.7 million dwt in 2008 and most of the balance in 2009. At the end of June 2006, approximately 14.5 million dwt or 18.1% of the existing fleet was 20 or more years old.

     The orderbook for handysize and handymax product tankers at the end of June 2006 totaled about 14.4 million dwt or 32.4% of the existing handysize and handymax product tanker fleet. Approximately 2.0 million dwt are for delivery in 2006, 4.9 million dwt in 2007, 4.5 million dwt in 2008 and most of the balance in 2009.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of June 2006 were 18 million barrels or 1.3% higher than the same time a year ago, and 1.7% above the average of the last five years. At the same time, inventories of gasoline, the seasonal product, in these areas were 0.9% and 1.5% lower than last year and the last five years average, respectively.

     Commercial gasoline inventories in the United States at the end of June 2006 were 1.4% below the level prevailing a year ago, and marginally higher than the average of the last five years. The gasoline market in the United States is expected to be tight during the current driving season as a result of increasing gasoline demand and the lingering effect of the loss of refinery capacity in the U.S. Gulf of Mexico due to hurricane activity last fall, at a time that refinery capacity limitations have been aggravated by regulations for cleaner gasoline, specifically this year’s lower sulfur requirements. This is expected to create product tanker transport opportunities.

     For the balance of 2006, the tanker market is expected to benefit as a result of improving world economic activity, the usual higher oil demand growth in the second half of the year, shortage of refinery capacity in the

United States, Western Europe and Asia, as well as possible disruptions due to weather and geo-political risks.

Critical Accounting Estimates

     For a discussion of the Company’s critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no changes during the six months ended June 30, 2006 to the items that the Company disclosed as its critical accounting estimates as of December 31, 2005.

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

     The following table summarizes our results of operations for the three and six months ended June 30, 2006 compared to the three months ended June 30, 2005:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005

Voyage and time charter revenue	$182.5	$148.2	$375.0	$319.1
Voyage expenses	39.0	33.0	75.0	63.1

Time charter equivalent revenue	143.5	115.2	300.0	256.0
Other revenue	0.7	0.2	1.5	0.8
Vessel and charter hire expense	57.6	35.0	114.8	70.7
Depreciation and amortization	15.1	17.1	31.8	33.6
General and administrative expenses	8.2	7.1	16.3	13.5
Gain on disposal of vessels(1)	(78.0)	-	(78.0)	(2.9)

Operating income	141.3	56.2	216.6	141.9
Gain on purchase of Convertible
Notes	-	0.8	-	0.8
Interest expense	(10.6)	(10.3)	(22.8)	(20.8)
Interest income	1.2	0.2	1.6	0.4
Other(2)	(0.1)	0.2	(0.1)	0.6

Net income	$131.8	$47.1	$195.3	$122.9

(1)	The Gain on disposal of vessels of $78.0 million for the three and six months ended June 30, 2006 resulted from the sale of 3 Suezmax vessels in April, May and June of 2006. The Gain on disposal of vessels of $2.9 million for the three months ended March 31, 2005, resulted from the sale of 2 non-double hull handysize crude oil tankers in January.
(2)	Other includes realized and unrealized losses on freight forward agreements aggregating $0.1 million for the three and six months ended June 30, 2006 and realized and unrealized gains of $0.2 million and $0.6 million for the three and six months ended June 30, 2005, respectively.

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

OMI operates vessels on both spot charters and on time charters (“TC”). As of June 30, 2006, 45% of our tonnage (or 14 vessels, 9 Suezmax vessels and 5 product carriers) operated in the spot market and 24% (or 15 vessels, 2 Suezmax vessels and 13 product carriers) operated on time charters with profit sharing arrangements, giving us the ability to benefit from the strong spot market. Our time charters with profit sharing arrangements have a floor rate. If earnings exceed that rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside. The remainder of our 48 vessel fleet or 31% of our tonnage (or 19 vessels, 2 Suezmax vessels and 17 product carriers) operated on fixed rate time charters at June 30, 2006 (see Contracted Time Charter Revenue section). Revenue generated by time charters gives the Company the ability to cover certain fixed charges (operating expenses for vessels on time charter and synthetic time charters, consolidated general and administrative expenses and interest expense).

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

The following table illustrates TCE revenue earned by vessels by reportable segment for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

	For the Three Months
TCE Revenue	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$79.6	$64.3	$15.3
Clean Fleet	63.9	50.9	13.0

Total	$143.5	$115.2	$28.3

     The Company earned TCE revenue of $143.5 million for the three months ended June 30, 2006 and $115.2 million for the three months ended June 30, 2005, an increase of $28.3 million or 25%. Increases in TCE revenue of $28.3 million comprise increases in the clean fleet of $15.3 million and increases in the crude fleet of $13.0 million, reflected in the above table. Increases were the result of higher TCE revenue for vessels on TC during the 2006 quarter compared to the 2005 quarter. During the three months ended June 30, 2006, 52% or $75.3 million of our TCE revenue was earned by vessels operating in the spot market and 48% or $68.2 million of our TCE revenue was earned by vessels operating on TC.

     The following table below compares TCE revenue earned by vessels on spot for the three months ended June 30, 2006 to the three months ended June 30, 2005 and as a percent change in spot revenue in 2006:

TCE Revenue for	For the Three Months
Vessels on Spot	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$64.7	$61.9	$2.8
Clean Fleet	10.6	22.2	(11.6)

Total	$75.3	$84.1	$(8.8)

% decrease in spot
revenue in 2006			-10%

      TCE revenue of $75.3 million earned by vessels operating in the spot market during the three months ended June 30, 2006 decreased a net of $8.8 million compared to TCE revenue of $84.1 million earned by vessels operating in the spot market during the three months ended June 30, 2005, primarily from decreases in the clean fleet of $11.6 million. Increases of $2.8 million in the crude fleet partially offset decreases in TCE revenue for vessels on spot.

➢	Decreases in TCE revenue of $11.6 million earned by the vessels in the clean fleet operating on spot charters resulted primarily from 319 fewer operating days primarily for vessels that left the spot market and began operating on time charter contracts. Also, daily spot rates decreased 19% for the period (see Market Overview section for explanations of rate fluctuations).

➢	Increases in TCE revenue of $2.8 million in the crude fleet resulted primarily from: (1) an additional 350 days of revenue earned by 4 additional non-OMI vessels operating in the Gemini Pool during the 2006 period and (2) 40 additional operating days from 3 vessels chartered-in (2 in 2005 and 1 in April 2006). Increases were offset by decreases in TCE revenue from 393 fewer operating days primarily from: (1) 3 vessels sold in 2006, (2) 2 vessels sold in 2005 and (3) 4 vessels that began time charters (2 in May 2005, 1 in March and 1 in May of 2006).

     The following table below compares TCE revenue earned by vessels on TC for the three months ended June 30, 2006 to the three months ended June 30, 2005 and as and as a percent change in TC revenue in 2006:

TCE Revenue for	For the Three Months
Vessels on TC	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$14.9	$2.4	$12.5
Clean Fleet	53.3	28.7	24.6

Total	$68.2	$31.1	$37.1

% increase in TC
revenue in 2006			119%

      TCE revenue of $68.2 million earned by vessels on time charter during the three months ended June 30, 2006 increased $37.1 million compared to TCE revenue of $31.1 million earned by vessels on time charter during the three months ended June 30, 2005. Increases were $24.6 million in the clean fleet and were $12.5 million in the crude fleet.

➢	The increase in TCE revenue of $24.6 million earned by the clean fleet was primarily from revenue earned from: (1) 965 more operating days in 2006 compared to 2005 in the clean fleet from; (a) 330 more days for 4 newly acquired vessels in 2006, (b) 193 more days for 5 vessels acquired in 2005 and (c) 442 more days for vessels previously operating on spot (net of off-hire for vessel drydocks) that were operating on time charters in 2006 and (2) increased profit sharing revenue by $2.7 million for 3 clean vessels over the 2005 period.

➢	The increase in TCE revenue of $12.5 million earned by the crude fleet resulted primarily from (1) 239 more days in the crude fleet for 2 vessels commencing new time charters in 2006 and 2 vessels that began new time charters in May 2005 and (2) increased profit sharing revenue by $4.5 million due to the first year anniversary for profit sharing for 2 Suezmax vessels.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

     The following table illustrates TCE revenue earned by vessels by reportable segment for the six months ended June 30, 2006 to the six months ended June 30, 2005:

	For the Six Months
TCE Revenue	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$177.4	$157.5	$19.9
Clean Fleet	122.6	98.5	24.1

Total	$300.0	$256.0	$44.0

     The Company earned TCE revenue of $300.0 million for the six months ended June 30, 2006 and $256.0 million for the six months ended June 30, 2005, an increase of $44.0 million or 17%. Increases in TCE revenue of $44.0 million comprise increases in the clean fleet of $24.1 million and increases in the crude fleet of $19.9 million, reflected in the above table. Increases were the result of higher TCE revenue for vessels on TC during the six months ended June 30, 2006 compared to the 2005 period. During the six months ended June 30, 2006, 61% or $183.5 million of our TCE revenue was earned by vessels operating in the spot market and 39% or $116.5 million of our TCE revenue was earned by vessels operating on TC.

     The following table below compares TCE revenue earned by vessels on spot for the six months ended June 30, 2006 to the six months ended June 30, 2005 and as a percent change in spot revenue in 2006:

TCE Revenue for	For the Six Months
Vessels on Spot	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$157.0	$154.2	$2.8
Clean Fleet	26.5	44.7	(18.2)

Total	$183.5	$198.9	$(15.4)

% decrease in spot
revenue in 2006			-8%

     TCE revenue of $183.5 million earned by vessels operating in the spot market during the six months ended June 30, 2006 decreased a net of $15.4 million compared to TCE revenue of $198.9 million earned by vessels operating in the spot market during the six months ended June 30, 2005, primarily from decreases in the clean fleet of $18.2 million. The increases of $2.8 million in the crude fleet partially offset decreases in TCE revenue for vessels on spot.

➢	Decreases in TCE revenue of $18.2 million earned by the vessels in the clean fleet operating on spot charters resulted primarily from 701 fewer operating days primarily for vessels that left the spot market and began operating on time charter contracts.

➢	Increases in TCE revenue of $2.8 million in the crude fleet resulted primarily from: (1) an additional 620 days of revenue earned by 4 additional non-OMI vessels operating in the Gemini Pool during the 2006 period and (2) 215 additional operating days from 3 vessels chartered-in (2 in 2005 and 1 in April 2006). Increases were offset by decreases in TCE revenue from 435 fewer operating days primarily from: (1) 3 vessels sold in 2006 and 2 vessels sold in 2005 and (2) 335 fewer days from 4 vessels that began time charters (2 in May 2005, 1 in March and 1 in May of 2006).

     The following table below compares TCE revenue earned by vessels on TC for the six months ended June 30, 2006 to the six months ended June 30, 2005 and as and as a percent change in TC revenue in 2006:

TCE Revenue for	For the Six Months
Vessels on TC	Ended June 30,

(in millions)	2006	2005	Change

Crude Fleet	$20.4	$3.3	$17.1
Clean Fleet	96.1	53.8	42.3

Total	$116.5	$57.1	$59.4

% increase in TC
revenue in 2006			104%

     TCE revenue of $116.5 million earned by vessels on time charter during the six months ended June 30, 2006 increased $59.4 million compared to TCE revenue of $57.1 million earned by vessels on time charter during the six months ended June 30, 2005. Increases were $42.3 million in the clean fleet and were $17.1 million in the crude fleet.

➢	The increase in TCE revenue of $42.3 million earned by the clean fleet was primarily from revenue earned from:(1) 1,795 more operating days in 2006 compared to 2005 in the clean fleet from; (a) 560 more days for 4 newly acquired vessels in 2006, (b) 398 more days for 5 vessels acquired in 2005 and (c) 837 more days for vessels previously operating on spot (net of off-hire for vessel drydocks) that were operating on time charters in 2006 and (2) increased profit sharing revenue by $2.2 million for 3 clean vessels over the 2005 period.

➢	The increase in TCE revenue of $17.1 million earned by the crude fleet resulted primarily from (1) 366 more days in the crude fleet for 2 vessels commencing new time charters in 2006 and 2 vessels that began new time charters in May 2005 and (2) increased profit sharing revenue by $4.5 million due to the first year anniversary for profit sharing for 2 Suezmax vessels.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

     Gemini Tankers ("Gemini"), a wholly owned subsidiary of OMI, began operating in December 2003. Gemini is a pool for double hull Suezmax vessels. As of June 30, 2006, there were 14 Suezmaxes (8 of OMI’s and 6 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for distributions for the other participants’ vessels are included in OMI’s consolidated charter hire expense.

     The table below provides summary (in millions) information of gross revenues, voyage expense and charter hire expense for the three and six months ended June 30, 2006, and 2005 for OMI and non-OMI vessels operating in the Gemini Pool:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Gross Revenue:
OMI Vessels	$57.4	$72.5	$146.5	$175.0
Non-OMI Vessels	34.5	14.3	70.7	28.3

	$91.9	$86.8	$217.2	$203.3

Voyage Expenses:
OMI Vessels	$19.1	$20.1	$41.4	$40.5
Non-OMI Vessels	10.2	3.5	17.0	5.7

	$29.3	$23.6	$58.4	$46.2

Charter Hire Expense:
OMI Vessels	$-	$-	$-	$-
Non-OMI Vessels	23.7	8.0	49.6	18.8

	$23.7	$8.0	$49.6	$18.8

Operating Expense

     Vessel expense and charter hire expense - Vessel expense and charter hire expense of $57.6 million for the three months and $114.8 million for the six months ended June 30, 2006 increased $22.6 million and $44.1 million, respectively, from $35.0 million and $70.7 million for the three and six months ended June 30, 2005.

     Vessel expenses - Vessel expense of $22.0 million for the three months and $44.1 million for the six months ended June 30, 2006, decreased by $1.1 million and increased by $0.3 million, respectively, compared to $23.1 million for the three months and $43.8 million for the six months ended June 30, 2005.

     Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws and by charterer, and our standards.

     Vessel expenses decreased $1.1 million or 5% for the three months ended June 30, 2006 compared to the same period in 2005, primarily as a result of decreases in the crude fleet’s vessel expenses of $4.4 million, due to vessels disposed of (4 in 2006 and 2 in 2005) and lower operating costa in the first half of 2006 mostly as a result of timing of certain expenses, offset by increases in vessel expenses in the clean fleet of $3.3 million primarily for vessels acquired; 5 vessels in 2006 and 5 vessels in 2005.

     Vessel expenses increased $0.3 million or 1% for the six months ended June 30, 2006 compared to the same period in 2005, primarily as a result of the vessels acquired in the clean fleet of $6.6 million offset by a decrease in the crude fleet vessel expense, explained above, of $6.3 million.

     Charter hire expense - Charter hire expense is the payment made to the owner of a vessel time chartered or bareboat chartered for our use. Under a time charter, the owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. Under a bareboat charter, the charterer is responsible for the vessel’s operating expenses, in addition to the cost of the drydock. In a time or bareboat charter to us, we are responsible for the voyage expenses if the vessel operates in the spot market.Charter hire expense also includes the charter hire paid by the pool for the non-OMI vessels included in the Gemini Pool.

     Charter hire expense increased $23.7 million for the three months and $43.8 million for the six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. Increases for pool charter hire expense relating to Gemini increased $15.7 million in the three months and $30.8 million for the six months ended June 30, 2006 compared to the same periods in 2005, resulting from 4 non-OMI owned vessels that were added to the pool, 2 in 2005 and 2 in 2006 (see discussion of Gemini above). Increases for Charter hire expense for vessels chartered-in (other than the pool) under operating leases increased $8.0 million in the three months and $13.0 million for the six months ended June 30, 2006 compared to the same periods in 2005, primarily as the result of chartering in 5 additional vessels, 2 in 2005 (the CAPE BASTIA and the CAPE BONNY) and 3 vessels in 2006 (the 2006 charters resulted from sale leaseback transactions for the OTTAWA, TAMAR and CAPE BANTRY).

     Depreciation and amortization expense - Depreciation and amortization expense of $15.1 million for the three months and $31.8 million for the six months ended June 30, 2006, decreased by $2.0 million in the three months and $1.8 million in the six months compared to $17.1 million for the three months and $33.6 million for the six months ended June 30, 2005. The decrease in depreciation expense was primarily due to the disposal of 6 Suezmax vessels (4 in 2006 and 2 in 2005) and 1 product carrier held for sale during June 2006. Decreases in depreciation expense were partially offset by additional expense for 9 product carriers acquired (5 in 2006 and 4 in 2005).

     General and administrative expense - General and administrative (“G & A”) expenses of $8.2 million for the three months and $16.3 million for the six months ended June 30, 2006, increased by $1.1 million in the three months and $2.8 million in the six months, respectively, compared to $7.1 million for the three months and $13.5 million for the six months ended June 30, 2005. Increases in G & A expense in the 2006 periods was primarily as a result of increased compensation and employee benefits expense (which makes up 88% of the increase, 43% of which relates to increases in non-cash expense from amortization of restricted stock awards from 2005 and 2006 grants) and increases in other corporate requirements.

     Gain on disposal of vessels – During the three and six months ended June 30, 2006, gain on disposal of vessels of $78.0 million was recorded, which resulted from the sale of 3 Suezmax vessels in April, May and June of 2006. During the six months ended June 30, 2005, a gain on disposal of vessels of $2.9 million was recorded, which resulted from the sale of two non-double hull crude oil carriers in January 2005.

Interest Expense

      Interest expense of $10.6 million for the three months and $22.8 million for the six months ended June 30, 2006 increased by $0.3 million and $2.0 million in the three and six months, respectively, compared to $10.3 million for the three months and $20.8 million for the six months ended June 30, 2005. Interest expense was approximately 3% higher during the three months and 10% higher during the six months ended June 30, 2006 compared same periods in 2005, despite the decrease in the average debt outstanding of 14% in the three months and 7% in the six months ended June 30, 2006, primarily because of: (1) the reduction in lower fixed rate debt from the purchase of the 2.875% Convertible Notes in 2005, (2) debt that was subject to the lower variable LIBOR rates in 2005 has all been fixed via swaps at higher rates than 2005 short-term LIBOR rates and (3) lower capitalized interest in 2006.

     Segment Information — Detailed Results of Operations

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

Crude Fleet Results of Operations

     Operating Income increased $79.2 million for the three months and $64.8 million for the six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The net increase in Operating Income during the 2006 periods was primarily due to the sale of 3 Suezmax vessels in the second quarter of 2006 resulting in a gain on sale of $78.0 million. Other increases in operating income during the three months ended June 30, 2006 over the comparable period in 2005, were primarily attributable to a 5% increase in the Average daily TCE rate earned during the quarter (see Market Overview) and increases in profit sharing of $4.5 million. Net Increases in Operating Income were offset primarily from: (1) less revenue earned from vessels sold in 2006, (2) higher charter hire expense from three vessels (1 vessel was chartered-in during April 2006 in a sale leaseback transaction and two vessels chartered-in during June and September 2005) and (3) less earnings from 2 handysize vessels disposed of in January 2005. Additionally, increases in TCE revenue in the Gemini Pool from 4 additional vessels, 2 of which began operating in the pool in the second half of 2005 and 2 in 2006 were offset by increased Pool charter hire expense for pool distributions for the 4 additional vessels.

      The following table illustrates the crude fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels Operated by the crude oil fleet for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (Note: Amounts for some vessels sold include the settlement of certain revenues and expenses, including insurance claims from prior years):

BREAKDOWN BY FLEET
(In millions, except daily rates & expenses,
number of vessels and number of days)

	For the Three Months		For The Six Months
	Ended June 30,		Ended June 30,
CRUDE FLEET:	2006	2005	2006	2005

Suezmaxes - on spot and time charter:
TCE revenue(1)
Suezmaxes - on spot	$64.7	$61.9	$157.0	$154.2
Suezmaxes - on time charter	14.9	2.4	20.4	2.4

Total TCE revenue	79.6	64.3	177.4	156.6
Vessel expense	4.4	8.7	10.6	16.5
Charter hire expense:
Pool charter hire expense	22.6	8.0	48.4	18.8
Charter hire expense (under operating
leases)	10.8	4.0	20.0	8.1
Depreciation and amortization	4.6	8.0	11.0	16.0
G&A allocated to vessels	2.7	2.2	5.0	5.0
Gain on disposal of vessels(2)	(78.0)	-	(78.0)	-

Operating Income	$112.5	$33.4	$160.4	$92.2

Suezmaxes – on spot:
Average daily TCE	$45,592	$43,545	$52,043	$52,239
Number of OMI TCE revenue days(3)	886	1,239	2,034	2,589
Number of pool member TCE revenue days(1)	532	182	982	362

Suezmaxes - on time charter:(4)
Average daily TCE	$46,753	$29,359	$40,580	$29,359
Number of OMI TCE revenue days	320	81	504	81

Suezmaxes - on spot and time charter:
Average daily vessel expense	$5,719	$7,370	$5,973	$6,999
Average daily charter hire expense	$25,130	$20,963	$25,344	$22,060
Average number of wholly owned vessels	8.5	13.0	9.8	13.0
Average number of chartered-in vessels	4.7	2.1	4.4	2.0

Crude carriers sold in prior years:(5)
TCE revenue	$-	$-	$-	$0.9
Vessel expense	-	0.1	(0.1)	0.3
Depreciation and amortization	-	-	-	-
Gain/Loss on sale of vessels	-	-	-	(2.9)

Operating Income	$-	$(0.1)	$0.1	$3.5

Average daily TCE	n/a	n/a	n/a	$16,294
Number of TCE revenue days	n/a	n/a	n/a	57

Total Operating Income	$112.5	$33.3	$160.5	$95.7

Note: Number of operating or TCE revenue days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE Revenue and Expenses includes revenue and expense generated by the Gemini Suezmax Pool. As of June 30, 2006, the Suezmax pool included 8 of OMI’s Suezmaxes and 6 Suezmaxes owned by other pool members. As of June 30, 2005, the Suezmax pool included 13 of OMI’s Suezmaxes and 2 Suezmaxes owned by another pool member (see Note (3) below).
(2)	The gain of $78.0 million was from the sale of the 3 Suezmaxes.
(3)	In April, May and June 2006, 3 vessels (not including the vessel sold and time chartered back in April) were disposed of. In November 2005, 2 vessels were disposed of.
(4)	During March and May 2006, 2 vessels began three and four year time charters, respectively. During May 2005, 2 vessels began operating on seven year time charters with profit sharing. During November 2005, 1 of the Suezmax vessels was sold and a vessel previously operating in Gemini replaced that vessel in its time charter contract. During the three and six months ended June 30, 2006, OMI recognized profit sharing revenue of approximately $4.5 million.
(5)	In January 2005, 2 handysize crude oil carriers were sold.

Clean Fleet Results of Operations

     Operating Income increased $6.8 million for the three months and $12.8 million for the six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The increases in Operating Income in the 2006 periods were primarily attributable to increased number of operating days resulting from 5 vessels acquired in 2005 and 5 vessels in 2006 increasing operating days in 2006 in both the three and six months ended June 30, 2006, in addition to increases in TCE rates for time charters in 2006 for new or renewed contract rates and increased profit sharing earned in the 2006 periods. The increase in Operating Income was partially offset by the decrease in earnings resulting from a 19% decrease in Average TCE rates earned by vessels that operated on spot charters in the second quarter of 2006.Earnings for vessels operating on spot also decreased in both 2006 periods due 6 vessels that began time charters, increasing earnings for vessels operating on time charters.

     The following table illustrates the clean fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels operated by the clean fleetfor the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (Note: Amounts for certain vessels sold include the settlement of certain revenues and expenses):

BREAKDOWN BY FLEET

(In millions, except daily rates & expenses, number of vessels and number of days)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
CLEAN FLEET:	2006	2005	2006	2005

Products - on time and spot charter:
TCE revenue:(1)
Products - on time charter(2)	$53.3	$28.7	$96.1	$53.8
Products - spot	10.6	22.2	26.5	44.7

Total TCE revenue	63.9	50.9	122.6	98.5
Vessel expense	17.7	14.4	33.8	27.2
Charter hire expense(3)	1.0	-	1.1	-
Depreciation and amortization	10.4	8.9	20.5	17.4
G&A allocated to vessels	1.5	1.1	2.7	2.2

Operating Income	$33.3	$26.5	$64.5	$51.7

Products - on time charter:
Average daily TCE	$19,978	$16,886	$19,109	$16,627
Number of TCE revenue days	2,666	1,701	5,032	3,237

Products - on spot:
Average daily TCE	$23,351	$28,678	$29,296	$27,816
Number of TCE revenue days	455	774	904	1,605

Products - on time and spot charter:
Average daily vessel expense	$5,619	$5,742	$5,648	$5,592
Average daily charter hire expense	$11,044	-	$11,188	$-
Average number of wholly owned vessels
and vessels bareboat chartered-in(3)	34.6	27.5	33.1	26.9

Note: Number of Operating or TCE Revenue Days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

(1)	Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses.
(2)	During the three and six months ended June 30, 2006, OMI recognized profit sharing revenue of approximately $6.2 million and $8.8 million, respectively, compared to $3.4 million and $6.6 million for the three and six months ended June 30, 2005, respectively.
(3)	In January, February, March and May 2006, 4 handymax and one handysize product carriers were acquired. In January, March, May and July 2005, 2 handymax and 3 handysize product carriers were acquired. In March 2006, 2 Panamax vessels were sold and leased back (operating lease) on a bareboat charter arrangement.

Financial Condition and Capital Resources

Liquidity

     Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the six months ended June 30, 2006 and June 30, 2005:

Condensed Cash Flows	For the Six Months
	Ended June 30,
(In millions)	2006	2005	Change

Provided (Used) by:
Operating Activities	$172.3	$182.6	$(10.3)
Investing Activities	239.0	(46.8)	285.8
Financing Activities	(347.3)	(143.4)	(203.9)

Net increase (decrease) in cash and
cash equivalents	64.0	(7.6)	71.6
Cash and cash equivalents at the
beginning of the year	42.3	41.8	0.5

Cash and cash equivalents at the end of
the period	$106.3	$34.2	$72.1

     The primary components of working capital are Cash and cash equivalents (“Cash”), Marketable securities, Traffic receivables, Vessel held for sale and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) as required. Cash of $106.3 million at June 30, 2006 increased $64.0 million from $42.3 million at December 31, 2005 and short-term Marketable securities had a balance of $23.9 million at June 30, 2006. During the six months ended June 30, 2006, excess cash was primarily used for capital expenditures to purchase vessels, for investments in marketable securities and other interest bearing instruments, to repurchase common stock and repay bank debt. Net cash provided by operating activities of $172.3 million for the six months ended June 30, 2006 decreased $10.3 million compared to $182.6 million for the six months ended June 30, 2005, primarily from lower net earnings from operations, which excludes the gain on disposal of vessels, of the Company (see “Results of Operations”). Our working capital increased by $93.5 million from $19.7 million at December 31, 2005 to $113.2 million at June 30, 2006. The increase in working capital was primarily the result of the increased amounts for a vessel held for sale of $21.6 million and increased cash and marketable securities aggregating $87.9 million. Current liabilities of $110.2 million at June 30, 2006 increased $2 million from December 31, 2005. At June 30, 2006, fluctuations relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash.

     As of June 30, 2006, the Company had no capital commitments to acquire vessels. Our last vessel under our newbuilding program was delivered in

May 2006. The Company estimates expenditures for drydock to aggregate approximately $3.7 million in the second half of 2006.

     Vessels, Construction in Progress (“CIP”) and Other Property and Vessel Held for Sale

     At June 30, 2006, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,409.1 million decreased a net of $163.2 million from $1,572.3 million at December 31, 2005. Capital expenditures of approximately $114.2 million for the six months ended June 30, 2006 were primarily for the final payments for five newbuildings, capital improvements and capitalized interest. Vessels, net of accumulated depreciation, decreased approximately $246.5 million due to disposals, primarily the sale of 2 Panamax vessels in March 2006 and 4 Suezmax vessels in April, May and June of 2006. Additionally, accumulated depreciation increased by $30.9 million because of the 2006 depreciation and amortization expense.

     Cash provided by investing activities was $239.0 million for the six months ended June 30, 2006 compared to cash used by investing activities of $46.8 million for the six months ended June 30, 2005. During the 2006 period, proceeds from the disposal of vessels of $376.5 million were offset by $114.2 million used for capital expenditures (detailed below) and increase for Marketable securities of $23.9 million:

  $113.1 million was used for the purchase of 5 product carrier newbuildings delivered and capitalized interest and
  $1.1 million was used for capital expenditures for improvements to existing vessels.

     Cash used by investing activities of $46.8 million for the six months ended June 30, 2005 was primarily for $82.7 million in capitalized expenditures primarily for final payments for the delivery of 3 product carriers and installment payments for vessels under construction with 2006 delivery dates. Cash used by investing activities during the 2005 period was offset by proceeds received from the disposal of two vessels of $36.8 million.

Long-Term Debt Obligations and Credit Arrangements

     As of June 30, 2006, long-term debt obligations decreased $239.2 million to $656.7 million from $895.9 million at December 31, 2005. Long-term obligations at June 30, 2006 consisted of the following:

  Term loans of $288.1 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin;(1),(2)
  Term loan of $23.8 million under bank mortgage agreements at a fixed rate of 5.30%;
  Reducing revolving facilities of $0 (no outstanding balance) under bank mortgage agreements at variable rates based on LIBOR plus a margin;
  7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and
  2.875% Unsecured Convertible Senior Notes due December 2024 of $144.8 million.

Note: As of June 30, 2006, the available undrawn amount under our reducing revolving facilities aggregated $515.5 million.

(1)	Average interest rates at June 30, 2006 were 5.53% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.

(2)	As of June 30, 2006, OMI had various interest rate swaps with notional amounts aggregating $177.5 million (not including $100.0 million scheduled to begin in November 2006) of variable rate debt ranging from 2.90% to 5.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

     Cash used by financing activities was $347.3 million for the six months ended June 30, 2006 compared to cash used by financing activities of $143.4 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we made $286.2 million in principal payments ($14.9 million of scheduled payments, $74.3 million in prepayments of term loans for vessels sold and $197.0 in unscheduled repayments on credit facilities). During the six months ended June 30, 2006, the Company drew down an aggregate of $47 million on a revolving credit facility.

     During the six months ended June 30, 2006, we paid cash of $95.4 million to repurchase 5.1 million shares of common stock and paid an aggregate of $12.8 million for dividends to shareholders in January and April 2006.

     Cash used by financing activities was $143.4 million for the six months ended June 30, 2005. During the six months ended June 30, 2005, we made $142.4 million in principal payments ($16.7 million were scheduled payments and $80.0 million were unscheduled prepayments on a revolving facility, $21.8 million in prepayments of a term loan now collateralized by the $320 Facility and $23.9 million payments for the aggregate repurchases of notes). The Company received aggregate proceeds of $78 million from the draw down of term loans and credit facilities. During the first six months of 2005, we paid cash of $65.2 million to repurchase 3.5 million shares of common stock and paid $12.8 million in cash dividends to shareholders in January and April 2005.

     Our debt to total capitalization ratio (debt and stockholders’ equity) at June 30, 2006 was 44% and net debt (total debt less cash and cash equivalents) to total net capitalization (total capitalization less cash and cash equivalents) was 40%. As of August 4, 2006, we have approximately $619.2 million in available liquidity (including cash and undrawn lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance future capital expenditures. Since we have not borrowed all funds available under these two revolving facilities, there are currently no payments due in the next 12 months.

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

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of June 30, 2006, we were in compliance with all covenants.

Interest Rate Swaps

     As of June 30, 2006, we had various interest rate swaps aggregating $277.5 million (which includes notional amounts aggregating $100 million for 2 interest rate swaps that commence in November 2006) with related loans that are designated to hedge various debt tranches within a range of 2.9% to 5.32% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of June 30, 2006, the Company recorded an asset of $10.9 million related to the fair market value of these hedges and a corresponding unrealized gain of $10.9 million to Other comprehensive income (loss).

     Forward Freight Agreements

     During March and April, 2006, the Company entered into 2 three year FFA contracts (synthetic time charters) which are designated as cash flow hedges. The contracts are at a fixed rate of $36,000 a day over a three-year period beginning July 1, 2006 and are hedging 1½ Suezmax vessels trading on the spot market over the same period. As of June 30, 2006, the Company has recorded a liability of $11.4 million related to the fair value of these hedges and a corresponding unrealized loss or $11.4 million to Other comprehensive income in the Condensed Consolidated Balance Sheet. For the six months ended June 30, 2006, the realized gain on closed speculative contracts aggregated $0.2 million and the unrealized loss on the open contracts of $0.3 million is recorded in Other in the Condensed Consolidated Statement of Income.

     At June 30,2006, the FFAs (including both economic or speculative hedges and accounting hedges) had an aggregate notional value of $48.4 million, which was an aggregate of our short positions that extend to June 2009.

     In July and August 2006, we entered into 5 synthetic time charters, a three year contract for a Suezmax vessel at $37,250 per day beginning in July 2006 and a six month contract for ½ Suezmax vessel at $47,500 per day beginning in July 2006, a three year contract for a ¼ Suezmax vessel at $40,000 per day beginning in October 2006, and two three year contracts for a ½ Suezmax vessel and a ¼ Suezmax vessel at $40,250 per day, beginning in October 2006. We currently have synthetic time charters of $148 million from July 1, 2006 through September 2009.

     The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Contracted Time Charter Revenue

     The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; profit sharing for 6 vessels of approximately $13.3 million earned during the six months ended June 30, 2006 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our actual results for the six months ended June 30, 2006 and current contracted time charter revenue through 2012, including the 10 recent contracts for long-term time charters (2 of the recent contracts for Suezmax vessels on time charter will be operating in the Gemini Pool and will be included with vessels on spot):

	2006	2007	2008	2009		2010-2012

	(Dollars in millions)
TC Revenue	$242.3	$242.6	$182.2	$93.7		$68.0
Number of Vessels(a)	34	30	18	9	(b)	-

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.

(b)	The remaining charters expire as follows: 7 charters will expire in 2010 and 2 will expire in 2012.

If certain vessels with time charter contracts are sold, it would reduce our future time charter revenue.

We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels we expect to record profit sharing for by quarter and actual profit sharing for the first and second quarters of 2006:

	2006	2007	2008	2009	2010

First Quarter	1	3	3	1	-
Second Quarter	5	7	6	6	3
Third Quarter	4	4	4	2	1
Fourth Quarter	1	1	-	-	-

Total	11	15	13	9	4

2006 Expenditures for Drydock

     OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we anticipate the drydock of up to five vessels (in addition to the one vessel drydocked in the first quarter of 2006) for the remainder of 2006 for an estimated aggregate cost of $3.7 million. The vessels are expected to incur up to an aggregate of approximately 111 off-hire days.

     The following is a breakdown of the estimated drydocks for the second half (third and fourth quarters) of 2006 as well as the estimated drydock cost with the allocation of off-hire days by vessel segment and charter type (spot or TC) for product carriers:

	Number of Days	Number of Days	Projected
	3rdQtr. of 2006	4thQtr. of 2006	Costs

			(in millions)
Crude Fleet:
Suezmax - spot	20	n/a	$0.4
Clean Fleet:
Products - TC	15	76	3.3

Total	35	76	$3.7

Dividends

      On May 30, 2006, the Board of Directors of OMI declared a dividend on its common stock of $0.10 per share to shareholders based on the number of common shares outstanding of 67 million to holders of record on June 21, 2006. As of June 30, 2006, $6.7 million was accrued for dividends payable in the Condensed Consolidated Balance Sheets. The dividend was paid on July 5, 2006.

Acquisition and Retirement of Common Stock

      The Company has a stock buy back and retirement program in place. In February and April of 2006, the Board approved 2 repurchase programs authorizing $140.0 million for the repurchase of common stock. For the six months ended June 30, 2006, we repurchased and retired 5.1 million shares of common stock at an average of $18.68 per share, aggregating approximately $95.4 million. At June 30, 2006, approximately $44.8 million remained from the authority.

      During July and up to August 4, 2006, we repurchased approximately 0.1 million shares of common stock at an average price of $20.48 per share, aggregating approximately $1.2 million. As of August 4, 2006, there were 66.8 million shares of common stock outstanding and $43.6 million remains under Board authority for share repurchases.

Restricted Stock

     At June 30, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2001 Restricted Stock Plan, the 2003 Stock Incentive Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of the Company’s common shares. A detailed description of these plans can be found in the Company's 2005 Annual Report on Form 10-K.

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

     On May 31, 2006, the Compensation Committee approved the grant of 0.7 million shares of restricted stock awards to executive officers and directors at a grant date fair value of $18.64 per share. At June 30, 2006, there were 2.6 million shares of restricted stock outstanding at an average fair value at grant date of $13.09 per share.

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

Contractual Obligations

     The following table lists contractual obligations by required payment periods as of June 30, 2006:

	Payments Due By Period
		Remainder
(in millions)	Total	of 2006	2007-2008	2009-2010	Thereafter

Contractual Obligations
Long–Term Debt	$656.7	$12.5	$56.7	$50.8	$536.7
Interest on Fixed Rate Debt	142.4	10.6	40.8	40.1	50.9
Interest on Variable Rate Debt(1)	95.3	8.6	33.2	26.0	27.5
Operating Leases(2)	279.8	29.8	105.0	98.8	46.2

(1)	Variable rate interest is based on a projected LIBOR rate of 5.5 percent plus applicable margins.

(2)	Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to June 30, 2006, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

             Off-Balance-Sheet Arrangements

      As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Effects of Inflation

      The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Newly Issued Accounting Principles

      Except for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), no new accounting pronouncements that became effective during the three and six months ended June 30, 2006, had a material effect on our financial position or results of operations. The additional disclosure requirements of SFAS No. 123(R) are presented in Note 6 to the financial statements.

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
  estimates of future costs and other liabilities for certain environmental matters;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At June 30, 2006, the floating rate debt, taking into account the interest rate swaps referred to herein, was $110.6 million of the $656.7 million total debt, and we had interest rate swaps relating to the floating rate debt of $277.5 million (including $100.0 million on interest rate swaps that commences in November 2006). At December 31, 2005, the floating rate debt was $497.1 million, and we had interest rate swaps relating to the floating rate debt of $206.8 million (including $112.4 million on interest rate swaps that commence in 2006). Based on the floating rate debt at June 30, 2006, a one-percentage point increase in the floating interest rate would increase interest expense by $1.1 million per year.

     The fair market value of the fixed rate debt on our balance sheet was $359.6 million as of June 30, 2006, and $386.6 million as of December 31, 2005.

     The table below provides information about interest rates, including our debt obligations and interest rate swaps at June 30, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

				Expected Maturities(1)

	Balance as of	Remainder
	June 30, 2006	of 2006	2007	2008	2009	2010	Thereafter

			(In millions, except percentages)
Long-Term Debt:
Fixed-Rate Debt(2)	$368.6	$1.8	$2.8	$2.8	$2.8	$2.8	$355.6
Average Interest Rate(3)		5.61%	5.61%	5.61%	5.62%	5.62%	7.00%

Variable Rate Debt(2)	288.1	10.7	21.4	29.7	27.1	18.1	181.1

Interest Rate
Swaps:
Contract Amount	177.5	9.1	18.2	46.6	42.2	22.8	38.6
Average Fixed Pay Rate		4.14%	4.15%	4.27%	4.84%	4.87%	4.75%

(1)	These are the expected maturities based on the balances as of June 30, 2006.
(2)	The interest rates for the variable rate debt are based on LIBOR contracts, which range from 30 days to one year. In 2010, $8.5 million of fixed rate debt reverts to variable rate debt.
(3)	Excludes two $50.0 million swaps beginning November 2006.

      Spot Market Rate Risk

     We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. See section Forward Freight Agreements above for OMI’s exposure as of June 30, 2006.

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

Item 2 - Changes in Securities and Use of Proceeds

     Stock Repurchases

     During February and April 2006, OMI’s Board of Directors approved two new authorities to expend $140,000,000 for the repurchase of shares of common stock (the February 2006 authority completed in June 2006). As of August 4, 2006, an additional 57,500 shares were purchased in the third quarter of 2006 and $66,827,610 remains available under the April authority.

     The following table shows the monthly 2006 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

March 2006	1,248,300	18.15	1,248,300	2,598,174
April 2006	957,500	18.21	957,500	5,469,671	(a)
May 2006	1,218,000	18.49	1,218,000	4,251,671
June 2006	1,680,000	19.45	1,680,000	2,571,671
July 2006	57,500	20.48	57,500	2,130,177	(a)

Total	5,161,300	$18.70	5,161,300

(a)	Remaining shares represents the remaining dollar amount authorized and the average purchase price in the related month.

     Restricted Stock

     In May 2006, the Compensation Committee approved the award of 712,119 shares of restricted stock at fair value a grant price of $18.64 per share to a senior officers and directors pursuant to the Company’s 2006 Incentive Compensation Plan, which was approved by the shareholders in April 2006.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 – Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     None.

Item 6 – Exhibits

a.          Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending June 30, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending June 30, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	August 9, 2006	By:	/s/Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	August 9, 2006	By:	/s/Kathleen C. Haines

Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer