Form 10-Q
period 2006-09-30
OMI CORP/M I
filed 2006-11-09
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 001-14135

OMI CORPORATION
(Exact name of registrant as specified in its charter)

Marshall Islands	52-2098714

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2006

Common Stock, $0.50 par value	63,177,201

PART I:     FINANCIAL INFORMATION

Item 1.	Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenue	$181,150	$143,204	$557,612	$463,120

Operating Expenses, Net:
Voyage expense	33,925	33,185	108,877	96,263
Vessel expense	23,488	21,694	67,582	65,481
Charter hire expense	44,583	15,495	115,274	42,433
Depreciation and amortization	15,150	17,623	46,994	51,222
General and administrative	8,333	7,618	24,635	21,120
Gain on disposal of vessels	—	—	(78,038)	(2,874)

	125,479	95,615	285,324	273,645

Operating Income	55,671	47,589	272,288	189,475

Other (Expense) Income:
Interest expense	(9,755)	(11,043)	(32,604)	(31,886)
Interest income	1,702	322	3,317	785
Other	2,152	2,743	2,104	4,154

Net Other Expense	(5,901)	(7,978)	(27,183)	(26,947)

Net Income	$49,770	$39,611	$245,105	$162,528

Basic Earnings Per Common Share	$0.74	$0.49	$3.56	$1.94

Diluted Earnings Per Common Share	$0.74	$0.49	$3.56	$1.94

Weighted Average Shares Outstanding:
Basic	66,861	81,405	68,836	83,638
Diluted	66,922	81,468	68,894	83,706

Cash Dividends Declared Per Share	$0.125	$0.08	$0.325	$0.24

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

ASSETS
Current Assets:
Cash, including cash equivalents of $132,973 in 2006 and $29,401 in 2005	$151,032	$42,297
Marketable securities	26,100	—
Receivables:
Traffic receivables, net of allowance for doubtful accounts of $3,778 in 2006 and $5,600 in 2005	54,316	59,358
Other	7,259	8,466
Other prepaid expenses and current assets	15,057	16,254
Restricted cash	3,550	1,461
Vessel held for sale	21,593	—

Total Current Assets	278,907	127,836

Vessels	1,539,678	1,662,786
Construction in progress (CIP)	—	84,042
Other property	5,786	4,827

Total vessels, CIP and other property	1,545,464	1,751,655
Less accumulated depreciation	171,258	179,383

Vessels, CIP and other property - net	1,374,206	1,572,272

Drydock costs - net of amortization	4,323	4,988
Restricted cash	150	148
Other assets and deferred charges	28,483	22,799

Total Assets	$1,686,069	$1,728,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$24,390	$34,491
Accounts payable	15,809	19,195
Accrued liabilities:
Voyage and vessel	11,193	4,688
Interest	8,637	4,634
Compensation	10,132	8,126
Other	10,252	5,295
Pool member contributions	7,471	5,018
Deferred charter hire revenue	16,242	10,799
Charter hire payable	19,383	10,210
Dividend payable	8,368	5,704

Total Current Liabilities	131,877	108,160

Long-term debt	627,178	861,376
Other liabilities	10,048	41
Deferred gain on sales of vessels	44,731	3,530

Stockholders’ equity	872,235	754,936

Total Liabilities and Stockholders’ Equity	$1,686,069	$1,728,043

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(IN THOUSANDS)
(UNAUDITED)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity	Income

Balance at January 1, 2006	71,304	$35,652	$75,166	$641,073	$3,045	$754,936

Comprehensive income:
Net income				245,105		245,105	$245,105
Other comprehensive income:
Changes in unrealized gain on interest rate swaps					1,607	1,607	1,607
Changes in unrealized loss on FFA synthetic time charters					(9,728)	(9,728)	(9,728)

Total comprehensive income							$236,984

Dividends on common stock				(22,163)		(22,163)
Forfeiture of restricted stock awards	(30)	(15)	15			—
Purchase and retirement of common stock	(5,423)	(2,711)	(79,357)	(20,075)		(102,143)
Issuance of restricted stock awards	891	445	(445)			—
Amortization of restricted stock awards			4,621			4,621

Balance at September 30, 2006	66,742	$33,371	$—	$843,940	$(5,076)	$872,235

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Net cash provided by operating activities	$247,406	$241,575

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to vessels and other property	(115,513)	(134,351)
Proceeds from disposition of vessels	376,522	36,752
Payments for marketable securities	(26,100)	—
Payments for restricted cash	(2,841)	—
Payments for acquisitions, net of cash acquired of $3,453	(5,545)	—
Escrow of funds	747	7,184
Other	—	(3,108)

Net cash provided (used) by investing activities	227,270	(93,523)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from debt	47,000	179,958
Payments on debt	(291,299)	(199,855)
Payments for debt issue costs	—	(1,836)
Proceeds from issuance of common stock	—	535
Payments of dividends	(19,499)	(19,470)
Payments for the purchase of common stock	(102,143)	(120,872)

Net cash used by financing activities	(365,941)	(161,540)

Net increase (decrease) in cash and cash equivalents	108,735	(13,488)
Cash and cash equivalents at beginning of year	42,297	41,805

Cash and cash equivalents at end of period	$151,032	$28,317

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

          OMI Corporation (“OMI” or the “Company”) is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The statements of income for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

          The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Reclassifications — Certain reclassifications have been made to the condensed consolidated financial statements for the 2005 period to conform to the 2006 presentation. These reclassifications were made to present 2005 balance sheet and cash flow information in a condensed format for comparative purposes and had no impact on previously recorded net income.

          Marketable Securities — The Company invests in auction rate securities which are considered highly liquid by market participants because of the auction process and contractual maturities of less than one year. These investments are reported in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies these short-term investments as available-for-sale and they are reported at fair value which approximates cost at September 30, 2006. The fair value of short-term investments is based on quoted market prices.

          Gemini Pool — Revenues include the gross revenue generated by vessels in the Gemini Suezmax Pool (“Gemini”), which is operated by Gemini Tankers LLC, a wholly owned subsidiary of OMI. The Gemini Pool, a pool for double hull Suezmax vessels began in December 2003. As of September 30, 2006, there were 16 Suezmaxes (9 of OMI’s and 7 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula.

          The table below provides summary information (in thousands) of gross revenues, voyage expense and charter hire expense from the Gemini Pool for the three and nine months ended September 30, 2006 and 2005 for OMI and non-OMI vessels operating in the Gemini Pool:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
OMI Vessels	$56,739	$57,534	$203,239	$232,554
Non-OMI Vessels	40,514	12,119	111,171	40,451

	$97,253	$69,653	$314,410	$273,005

Voyage Expenses:
OMI Vessels	$15,200	$19,178	$56,599	$59,640
Non-OMI Vessels	11,191	4,527	28,198	10,234

	$26,391	$23,705	$84,797	$69,874

Charter Hire Expenses:
OMI Vessels	$—	$—	$—	$—
Non-OMI Vessels	29,272	8,133	78,842	26,953

	$29,272	$8,133	$78,842	$26,953

          We recognize Gemini revenue and expenditures on a gross basis, in accordance with guidance in EITF Issue No. 99-19 relating to indicators of gross revenue reporting, as Gemini controls the deployment of the vessel, has the ability to establish price and negotiate terms of a contract (which is in Gemini’s name) with a customer and incurs all voyage expenses.

          Goodwill and Other Purchased Intangible Assets — Effective January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was adopted, but did not have an impact on the Company’s financial statements upon adoption. SFAS No. 142 requires the testing of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets for impairment rather than amortizing them. OMI performs impairment tests annually, or more often as circumstances require. If it is determined that an impairment has occurred, an appropriate charge to operations will be recorded.

          In July and September 2006, OMI purchased two management companies previously engaged by the Company for crewing and technical services of OMI’s vessels for an aggregate purchase price of $5,545,000, net of cash acquired of $3,453,000. For the nine months ended September 30, 2006, the excess of the purchase price over the fair value of the net assets acquired of $7,385,000 was recorded to goodwill and other intangibles, which has been included as a component of other assets and deferred charges in the Condensed Consolidated Balance Sheet. The purchase price allocation is preliminary and is subject to adjustment. The pro forma impact on the Company’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006 had the acquisitions taken place on January 1, 2006 would be insignificant.

          Recent Accounting Pronouncements — Except for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), no new accounting pronouncements that became effective during the three and nine months ended September 30, 2006, had an effect on our financial position or results of operations. The additional disclosure requirements of SFAS No. 123 (R) are presented in Note 6.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157, and has not yet determined the impact that its adoption will have on its results of operations and financial position.

           In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of December 31, 2006. The Company is currently assessing the impact of SAB No. 108, and does not believe that its adoption will have a material impact on its results of operations and financial position.

Note 2 – Long-Term Debt and Credit Arrangements

          As of September 30, 2006, the Company’s debt and credit arrangements consisted of the following (in thousands):

Secured debt:
Variable rates:
Based on the London Interbank Offering Rate (“LIBOR”) plus a margin with an average interest rate of 5.83%, due in varying installments and maturities to 2015(1),(2)	$283,912
Fixed rate:
5.30% Due October 2013	22,900
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due December 2024	144,756

Total	651,568
Less current portion of long-term debt	24,390

Long-term debt	$627,178

(1)	The margins on the variable rate debt outstanding at September 30, 2006 ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)

As of September 30, 2006, OMI had various interest rate swaps with notional amounts aggregating $172,963,000 (not including $100,000,000 scheduled to begin in the fourth quarter of 2006) of variable rate debt ranging from 2.90% to 5.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

          As of September 30, 2006, the available undrawn amount under our credit facilities aggregated $515,532,000. During the nine months ended September 30, 2006, as a result of the sales of the SACRAMENTO and the SOMJIN (see Note 9), the available amount under the $375 Facility was reduced by an aggregate of $65,449,000. During August 2006, in anticipation of the sale of the ISERE the $375 Facility was reduced by another $16,300,000. The semi-annual reductions were reduced to $6,567,000 and the remaining balloon payment at maturity in November 2014 is now $94,133,000.

          During the nine months ended September 30, 2006, as a result of the sale of the OTTAWA, TAMAR and POTOMAC, we repaid term loans with outstanding balances totaling $74,330,000 (see Note 9).

          In October 2006, OMI prepaid the remaining balance of the $34.475 million term loan due August 2011 in the amount of $26,495,000.

          Interest Paid

          During the nine months ended September 30, 2006 and 2005, cash paid for interest, net of $878,000 and $2,779,000 for capitalized interest, totaled approximately $25,556,000 and $16,859,000, respectively.

Note 2 – Long-Term Debt and Credit Arrangements (cont.)

          Restrictive Covenants

          All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of September 30, 2006, we were in compliance with all covenants.

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

Interest Rate Swaps

          As of September 30, 2006, the Company had interest rate swaps to effectively convert the majority of our variable rate debt from a floating to a fixed-rate basis. The Company has designated these interest rate swaps as cash flow hedges for accounting purposes. These swap contracts were deemed effective hedges, and therefore, the change in the fair value of the interest rate swap was recorded in Other comprehensive income.

          As of September 30, 2006, we had various interest rate swaps aggregating $272,963,000 on various debt tranches with a range of 2.9% to 5.32% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three-month LIBOR settings. As of September 30, 2006, the fair market value of the interest rate swaps resulted in an unrealized gain of $4,654,000, and an asset of $4,654,000. The unrealized gain was recorded to Other comprehensive income.

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

          The table below represents the FFA contracts (synthetic time charters), which are designated as cash flow hedges, that the company has entered into during the nine months ended September 30, 2006:

Contracts From	Contracts To	Number of Vessels Hedged	Average TCE Contract Rate

October 1, 2006	December 31, 2006	4.0 Suezmaxes	$38,800
January 1, 2007	June 30, 2009	3.5 Suezmaxes	$37,500
July 1, 2009	September 30, 2009	1.0 Suezmaxes	$40,200

           As of September 30, 2006, the Company has recorded a liability of $10,003,000 related to the fair value of these hedges within Other liabilities, an asset of $274,000 within Other assets and deferred charges, and a corresponding unrealized loss of $9,729,000 to Other comprehensive income in the Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2006, the realized loss on closed speculative contracts aggregated $125,000 and the unrealized gain on the open contracts of $2,099,000 is recorded in Other in the Condensed Consolidated Statement of Income.

          At September 30, 2006, the FFAs (including both economic, or speculative hedges, and accounting hedges) had an aggregate notional value of $179,368,000, which was an aggregate of our short and long positions that extend to October 2009.

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

          The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

Note 4 – Earnings Per Common Share (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income	$49,770	$39,611	$245,105	$162,528

Denominator:
Basic weighted average common shares outstanding	66,861	81,405	68,836	83,638
Effect of dilutive securities:
Options	61	63	58	68

Diluted weighted average common shares	66,922	81,468	68,894	83,706

Basic earnings per common share	$0.74	$0.49	$3.56	$1.94

Diluted earnings per common share	$0.74	$0.49	$3.56	$1.94

          In September 2006, the Board increased the quarterly dividend by 25% and declared a dividend of $0.125 per share to shareholders of record on October 2, 2006. The dividend of $8,368,000 was paid on October 11, 2006, and in 2006 we have paid total dividends of $0.405 per share. When the October dividend was paid, the conversion ratio and conversion price for our 2.875% Convertible Notes ($144,756,000 currently outstanding) were adjusted as per the agreement, the threshold of $0.28 per share was reached. The conversion ratio increased from 32.5895 to 32.7842 for each $1,000 bond, and the conversion price decreased from $30.68 to $30.50 per share, which was 40% above our stock price of $21.71 at September 30, 2006.

Note 5 – Equity Transactions

Restricted Stock Awards

          Increases in common stock outstanding resulting from restricted stock awards and decreases relating to forfeitures of restricted stock awards are discussed in Note 6.

Acquisition and Retirement of Common Stock

          The Company has a stock buy back and retirement program in place. In February, April and September 2006, the Board approved three repurchase programs, each authorizing $70,000,000 for the repurchase of common stock. For the three months ended September 30, 2006, we repurchased and retired 319,000 shares of common stock at an average of $21.26 per share, aggregating approximately $6,783,000. For the nine months ended September 30, 2006, we repurchased and retired 5,422,800 shares of common stock at an average of $18.84 per share, aggregating approximately $102,143,000. At September 30, 2006, the February authority was completed and approximately $108,014,000 remained from the April and September 2006 authorities.

Note 5 – Equity Transactions (cont.)

          During October and up to November 6, 2006, we repurchased 3,565,000 shares of common stock at an average price of $22.24 per share, aggregating approximately $79,286,000. As of November 6, 2006, there are 63,177,201 shares of common stock outstanding and $28,728,000 remains under Board authorities for share repurchases.

          During the three months ended September 30, 2005, we repurchased 4,231,000 shares of common stock at an average price of $17.44 per share, aggregating $73,800,000, and during the nine months ended September 30, 2005, we repurchased 7,744,000 shares of common stock at an average price of $17.95 per share, aggregating $139,011,000.

Cash Dividends

          On September 7, 2006, the Board of Directors of OMI approved an increase in the regular quarterly dividend from $0.10 to $0.125 and declared a dividend on its common stock to shareholders based on the number of common shares outstanding to holders of record on October 2, 2006. As of September 30, 2006, $8,368,000 was accrued and included in Dividend payable in the Condensed Consolidated Balance Sheets. The dividend was paid on October 11, 2006. The second quarter dividend of $6,720,000 was paid on July 5, 2006.

Note 6 – Share Based Compensation

Incentive Compensation Plans

          At September 30, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2003 Stock Incentive Plan, the 2001 Restricted Stock Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of or to acquire the Company’s common shares. A detailed description of these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

          On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5,000,000 shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of the prior plans. As of September 30, 2006, 891,079 shares of restricted stock awards had been granted to officers, directors and employees.

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

Note 6 – Share Based Compensation (cont.)

          Upon adoption of SFAS 123(R) and the transition method we previously adopted, compensation expense recognized during the three and nine months ended September 30, 2006 included compensation expense for all share-based awards (all of which are restricted stock awards) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There was no compensation expense for stock options in the first nine months of 2006 as all stock options were fully vested as of January 1, 2006. All of the Company stock award plans are considered equity plans under SFAS No. 123(R).

Unearned Compensation — Restricted Stock, included separately in the equity section of the Condensed Consolidated Balance Sheet at December 31, 2005, representing the non-vested portion of the restricted stock awards, was reclassified with capital surplus on the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006.

          There was no adjustment upon adoption of SFAS 123(R) for estimated forfeitures on previously granted restricted stock awards as the estimated forfeiture rate was less than 1%. The effect of adopting SFAS No. 123(R) was not material to the Company’s condensed consolidated financial statements and earnings per share for the three and nine months ended September 30, 2006, and there was no cumulative effect upon adoption using the modified-prospective transition method.

Stock Options

          As of September 30, 2006, there were 79,000 stock options outstanding with a weighted average exercise price of $5.21 per share. All of the 79,000 options were vested prior to January 1, 2006, and there were no options exercised during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, cash received upon the exercise of stock options was $535,000.

          The following table summarizes the information regarding the outstanding stock options at September 30, 2006:

	Options Outstanding			Options Exercisable

Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options	Weighted Average Exercise Price

$ 6.67	30,000	$6.67	1.74	30,000	$6.67
4.9375	19,000	4.94	1.27	19,000	4.94
3.93	30,000	3.93	7.62	30,000	3.93

	79,000	$5.21	3.86	79,000	$5.21

Note 6 – Share Based Compensation (cont.)

Restricted Stock Awards

          The table below summarizes the Company’s restricted stock awards as of September 30, 2006:

	# of Shares	Weighted Average Grant Date Price

Outstanding at January 1, 2006	1,943,119	$11.12

Granted	891,079	19.08
Vested (1)	(368,187)	6.73
Forfeited	(20,000)	19.30

Outstanding at September 30, 2006	2,446,011	$12.39

(1)       “Vested” in connection with restricted shares means that the restrictions have lapsed.

          The fair value of restricted stock at the grant date is equal to the closing stock price on that date. The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $1,783,000 and $1,313,000 during the three months ended September 30, 2006 and 2005, respectively, and $4,621,000 and $2,780,000 during the nine months ended September 30, 2006 and 2005, respectively.

          As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock aggregated $26,129,000, which will be recognized over a weighted average period of 3.5 years. During the three and nine months ended September 30, 2006, the fair value of the 343,187 and 368,187 shares that vested was approximately $2,122,000 and $2,478,000, respectively. No shares vested during the three and nine months ended September 30, 2005.

Note 7 – Acquisitions/Vessel Deliveries

          During the nine months ended September 30, 2006, OMI took delivery of five 2006 built vessels. The following table summarizes the acquisitions of vessels delivered during the 2006 period and capitalized costs, which includes capitalized interest:

Name of Vessel	Type of Vessel	Date Delivered	Capitalized Costs

			(in thousands)
WABASH	Handymax	January 2006	$41,837
RHINE	Handysize	February 2006	30,212
KANSAS	Handymax	March 2006	41,676
REPUBLICAN	Handymax	March 2006	41,698
PLATTE	Handymax	May 2006	42,159

Total			$197,582

          The final payments on the 2006 deliveries were paid with cash from operations. These vessels are unencumbered by debt.

Note 8 – Vessel Held for Sale

          During May 2006, OMI agreed to sell the 1999 built handysize product tanker, the ISERE, for a sales price, net of commissions, of $35,150,000. As of September 30, 2006, the approximate book value of $21,593,000 was recorded to Vessel held for sale on the Condensed Consolidated Balance Sheet. Upon delivery to the new owners on October 10, 2006, the gain on the sale of approximately $13,244,000 was recognized within the clean segment in Gain on disposal of vessels in the Consolidated Statement of Income. As a result of the sale, available amounts under our $375 Facility were reduced by $16,300,000.

Note 9 – Disposals of Vessels

          The table below summarizes the disposal of vessels at each of the vessels’ respective sale date for the nine months ended September 30, 2006:

Vessel	Reporting Segment	Year Built	Date of Sale	Net Sales Price(1)	Gain on Disposal of Vessels	Deferred Gain on Disposal of Vessels	Expiration Date of Vessel Charter-in

	(in thousands)
SOMJIN(2)	Crude	2001	June 2006	$74,250	$23,193	—	August 2009
HUDSON(3)	Crude	2000	May 2006	71,280	26,358	—	—
SACRAMENTO(3)	Crude	1998	April 2006	68,929	28,487	—	—
POTOMAC(4)	Crude	2000	April 2006	72,472	—	26,510	April 2011
TAMAR(5)	Clean	2003	March 2006	44,795	—	9,976	July 2010
OTTAWA(5)	Clean	2003	March 2006	44,796	—	10,464	March 2010

				$376,522	$78,038	$46,950

(1)	Sales price is net of commission.
(2)

The SOMJIN is being time chartered back to OMI for a period of three years. There are no guaranteed charter hire payments, as the rates will be based on the rate the vessel earns in the Gemini Suezmax Pool.

(3)	The vessels are operating in the Gemini Suezmax Pool in accordance with the terms of the pool agreement.
(4)	After delivery to the new owners the POTOMAC was renamed the CAPE BANTRY and was time chartered-in (accounted for as an operating lease) to OMI for five years.
(5)	The OTTAWA and TAMAR are being bareboat chartered-in (accounted for as an operating lease) for approximately four years to OMI and continue their previously contracted time charters out.

          The vessels chartered back to OMI in the sale leaseback transactions indicated above are being treated as operating leases. The Deferred gain on disposal of vessels on the Consolidated Balance Sheets is being amortized to Charter hire expense over the term of each vessel’s lease term.

          Term loans (see Note 2) of $74,330,000 were repaid upon the disposals of the POTOMAC, OTTAWA and TAMAR, and available amounts under OMI’s $375 Facility were reduced by $65,449,000 upon the sale of the SACRAMENTO and the SOMJIN. The remaining balance of the HUDSON’s term loan of $25,165,000 was maintained, and the Company substituted an unencumbered vessel as replacement collateral; the loan was repaid in October (see Note 2).

Note 9 – Disposals of Vessels (cont.)

          During October 2006, OMI agreed to sell the four product carriers, MARNE, RUBY, ASHLEY and GANGES for a combined sales price of approximately $180,500,000. The MARNE is scheduled to be delivered to the new owners by the end of December 2006. The gain on the sale of approximately $16,500,000 will be recognized within the clean segment in Gain on disposal of vessels in the Consolidated Statement of Income. In conjunction with the sale of the vessel the $320 Facility will be reduced by $19,984,000.

          The RUBY is scheduled to be delivered to the new owners in November 2006. Upon delivery, the vessel will be chartered back to OMI for a period of three years. The gain on the sale of approximately $11,600,000 will be included in Deferred gain on disposal of vessels on the Consolidated Balance Sheet and will be amortized to Charter hire expense over the term of the lease. In conjunction with the sale of the vessel a term loan of $22,759,000 will be repaid.

          The ASHLEY is scheduled to be delivered to the new owners in February 2007. The gain on the sale of approximately $16,000,000 will be recognized within the clean segment in Gain on disposal of vessels in the Consolidated Statement of Income. In conjunction with the sale of the vessel the $320 Facility will be reduced by $19,318,000.

          The GANGES is scheduled to be delivered to the new owners in February 2007. Upon delivery, the vessel will be chartered back to OMI for a period of three years. The gain on the sale of approximately $19,300,000 will be included in Deferred gain on disposal of vessels on the Consolidated Balance Sheet and will be amortized to Charter hire expense over the term of the lease. In conjunction with the sale of the vessel a term loan of $17,706,000 will be repaid.

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

          The following is a summary by major operating segments for the three and nine months ended September 30, 2006 and September 30, 2005 and segment assets as of September 30, 2006 and December 31, 2005:

Note 10 – Financial Information Relating to Segments (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Revenue:
Crude Fleet	$104,999	$79,396	$341,907	$283,365
Clean Fleet	75,289	63,565	213,393	178,729

Subtotal	180,288	142,961	555,300	462,094
Other	862	243	2,312	1,026

Total	$181,150	$143,204	$557,612	$463,120

Time Charter Equivalent Revenue:(1)
Crude Fleet	$78,340	$54,119	$255,763	$211,603
Clean Fleet	68,023	55,657	190,660	154,228

Total	$146,363	$109,776	$446,423	$365,831

Operating Income:
Crude Fleet(2)	$23,954	$20,775	$184,449	$116,497
Clean Fleet	35,650	31,070	100,141	82,777

	59,604	51,845	284,590	199,274
General and administrative expense not allocated to vessels	(4,735)	(5,499)	(13,316)	(14,663)
Other	802	1,243	1,014	4,864

Total	$55,671	$47,589	$272,288	$189,475

(in thousands)	September 30, 2006	December 31, 2005

Identifiable Assets:
Crude Fleet	$480,200	$676,186
Clean Fleet	995,492	981,068

Subtotal	1,475,692	1,657,254
Cash and cash equivalents	151,032	42,297
Marketable securities	26,100	—
Other	33,245	28,492

Total	$1,686,069	$1,728,043

(1)

The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

          The following is a reconciliation of TCE revenue for the three months ended September 30, 2006:

(in thousands)	Crude Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$104,999	$75,289	$180,288
Voyage Expenses	26,659	7,266	33,925

TCE Revenue	$78,340	$68,023	$146,363

          The following is a reconciliation of TCE revenue for the three months ended September 30, 2005:

(in thousands)	Crude Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$79,396	$63,565	$142,961
Voyage Expenses	25,277	7,908	33,185

TCE Revenue	$54,119	$55,657	$109,776

Note 10 – Financial Information Relating to Segments (cont.)

          The following is a reconciliation of TCE revenue for the nine months ended September 30, 2006:

(in thousands)	Crude Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$341,907	$213,393	$555,300
Voyage Expenses	86,144	22,733	108,877

TCE Revenue	$255,763	$190,660	$446,423

          The following is a reconciliation of TCE revenue for the nine months ended September 30, 2005:

(in thousands)	Crude Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$283,365	$178,729	$462,094
Voyage Expenses	71,762	24,501	96,263

TCE Revenue	$211,603	$154,228	$365,831

(2)

Operating income for the nine months ended September 30, 2006 includes Gain on disposal of 3 vessels aggregating $78,038,000. Operating income for the nine months ended September 30, 2005 includes Gain on disposal of vessels of $2,874,000.

Note 11 - Other Commitments and Contingencies

Long-Term Time Charter Revenue

          The following table summarizes our time charters entered into in 2006:

Vessel	Type	Start Date	Length of Time Charter	Contracted Time Charter Revenue

				(in thousands)
First Quarter 2006:

PLATTE	Handymax	Jun-06	3 years	$23,620
KANSAS	Handymax	Apr-06(1)	3 years	21,630
REPUBLICAN	Handymax	May-06(1)	3 years	21,657
CAPE BASTIA	Suezmax	May-06	3 years	40,507
ISERE	Handysize	Sep-06(1),(3)	2 years	12,268
CHARENTE	Handysize	Sep-06(1)	2 years	12,189

				131,871
Second Quarter 2006:

CAPE BONNY	Suezmax	May-06	4 years	51,803
INGEBORG(2)	Suezmax	Sep-06	3 years	37,428
ADAIR(2)	Suezmax	Sep-06	3 years	37,428

				126,659
Third Quarter 2006:

THAMES	Handymax	Sep-06	3 years	9,360
NECHES	Handymax	Oct-07	3 years	22,121

				31,481

Total contracted time charter revenue				$290,011

(1)	Time charters with profit sharing.
(2)	Vessels will remain part of the Gemini pool, and we will receive contract revenue over the next three years reflecting pool performance and our ownership allocation in the pool.
(3)	The RHINE replaced the ISERE on the time charter, see Note 8.

          Minimum future revenues (not including profit sharing) to be received for time charters and synthetic time charter contracts (see Note 3) subsequent to September 30, 2006 are as follows: $81,108,000 in the fourth quarter of 2006, $304,896,000 in 2007, $249,446,000 in 2008, $135,844,000 in 2009, $43,157,000 in 2010 and $30,470,000 thereafter.

Note 11 - Other Commitments and Contingencies (cont.)

Vessels Time Chartered-In and Bareboat Chartered-In

          During 2006, we sold and time chartered back 2 vessels, the POTOMAC (renamed the CAPE BANTRY) and the SOMJIN (renamed the HS ALCINA) and sold and bareboat chartered back 2 vessels, the OTTAWA and the TAMAR. All of the charters are operating leases, and all of the vessels have fixed time charter rates except the HS ALCINA. The HS ALCINA’s charter hire expense is the equal to the amount the vessel earns in the Gemini Pool (i.e. a profit sharing arrangement).

          In September 2006, we also extended the time charter, previously expiring December 2006, for the Max Jacob until December 2009.

          Our future minimum lease payments for vessels under operating leases (not including options) and office space subsequent to September 30, 2006 are as follows: $14,483,000 in the fourth quarter of 2006, $61,378,000 in 2007, $63,079,000 in 2008, $64,527,000 in 2009, $43,893,000 in 2010 and $46,151,000 thereafter.

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

          Currently we own or charter-in a fleet of 47 vessels (45 vessels upon the sale of vessels agreed to in October). We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers (which we refer to as our “crude fleet” or “Suezmax fleet”), which generally carry crude oil from areas of oil production to refinery areas, and product carriers (which we refer to as our “clean fleet”), which generally carry refined petroleum products, such as gasoline, from refineries to distribution areas. As of September 30, 2006, the average age of our vessels was 3.3(1) years.

          Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of September 30, 2006, based on our then operating fleet of 47 vessels. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

Financial Summary

          The third quarter 2006 operating results reflected stronger spot rates in comparison to the second quarter 2006 and also in comparison to the third quarter of 2005. Increased rates for vessels on time charter reflect additional vessels earning profit sharing in 2006, and new time charter contracts at higher rates that began in 2006. Spot rates were 67% higher and time charter rates were 19% higher for our Suezmax fleet in the third quarter of 2006 compared to the third quarter 2005. Spot rates were 13% higher and time charter rates were 6% higher for our clean fleet in the third quarter of 2006 compared to the third quarter 2005. The Company has prepared for future uncertainty in rates by contracting approximately 64% of our tonnage on time charters, 37% of which have profit sharing arrangements. We have also entered into synthetic time charter contracts for the equivalent of 4 Suezmaxes in the fourth quarter of 2006 that reduce our spot market exposure for Suezmaxes, and range from a period of six months to three years. This means that effectively 82% of our tonnage is economically equivalent to being on fixed rate charter (29% of which has upside potential through profit sharing).

          During 2006, we have entered into various contracts that are strategic to our business, as follows:

➢	We contracted for 11 new time charters that will result in contracted revenue of approximately $290 million over the next four years.

➢	The contracted revenue for the synthetic time charters is $138 million over the next three years.

➢

We have taken delivery of 5 product carrier newbuildings, which aggregate approximately $198 million in capitalized costs. All of these vessels are unencumbered by debt, and operate on time charters as of September 2006.

➢

We have sold 7 vessels; 4 Suezmax vessels (1998-2001 built) and 2 Panamax vessels (2003 built) for an aggregate of $376.5 million in net proceeds and 1 handysize product tanker (1999 built) for $35.2 million, which was delivered to the new owners in October 2006. Four of these vessels (2 Panamaxes and 2 Suezmax vessel) have been chartered back to the Company.

➢

In October 2006, we agreed to sell 4 product carriers for a sales price aggregating approximately $180 million. Two of the vessels, the RUBY and the GANGES, will be chartered back to OMI, and the gain on sales of approximately $12 million for the RUBY (expected to be delivered in the fourth quarter of 2006) and $19 million for the GANGES (expected to be delivered in the first quarter of 2007), will be amortized over the time charter (operating lease) period of three years. Upon the sale of the other two vessels, the gain on the disposal of the MARNE of approximately $17 million will be recognized upon delivery (expected to be in the fourth quarter of 2006) and the gain on sale of the ASHLEY of approximately $16 million will be realized upon delivery (expected to be in the first quarter of 2007).

          Additionally, we continue to be active in our stock repurchase program. The Board approved three repurchase programs in 2006 (February, April and September), authorizing an aggregate of $210 million for the repurchase of common stock. This year, through November 6, 2006, we have repurchased 9.0 million shares for approximately $181.4 million. Since January 1, 2005, we have repurchased an aggregate of 24.0 million shares of common stock for approximately $451.3 million or an average of $18.79 per share. Refer to the table below for number of shares outstanding.

          The following table illustrates financial highlights for the three and nine months ended September 30, 2006 and September 30, 2005:

Highlights	2006	2005	Percent Change

	(in millions, except per share amounts)
For the Three
Months Ended September 30:

Revenue	$181.2	$143.2	27%
Net Income	$49.8	$39.6	26%
Gain on Disposal of Vessels	—	—	n/a
Diluted EPS	$0.74	$0.49	51%
Dividends Declared Per Share	$0.125	$0.08	56%

For the Nine
Months Ended September 30:

Revenue	$557.6	$463.1	20%
Net Income	$245.1	$162.5	51%
Gain on Disposal of Vessels	$78.0	$2.9	2590%
Diluted EPS	$3.56	$1.94	84%
Dividends Declared Per Share	$0.325	$0.24	35%

As of September 30:

Shares Outstanding	66.7	78.6	-15%
Cash, Cash Equivalents and Marketable Securities	$177.1	$28.3	526%
Vessels, CIP and Other Property-Net(1)	$1,374.2	$1,574.2	-13%
Total Debt	$651.6	$901.1	-28%

Future Long-Term Contract Revenue	$845.0	$524.7	61%

(1)	At September 30, 2006 and September 30, 2005, excludes $21.6 million and $82.2 million for Vessels Held for Sale, respectively.

          OMI’s basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2006 was the highest per share third quarter in the Company’s history.

          Revenue of $181.2 million for the three months ended September 30, 2006 increased $38.0 million or 27% compared to revenue of $143.2 million for the three months ended September 30, 2005. Revenue of $557.6 million for the nine months ended September 30, 2006 increased $94.5 million or 20% compared to revenue of $463.1 million for the nine months ended September 30, 2005. The revenue from our product carriers increased due to more operating days from vessels acquired and higher rates. The revenue from our Suezmax vessels increased because of higher rates and profit sharing (see Time Charter Equivalent [“TCE”] Revenue section). (Note: Revenue did not fluctuate for Suezmax vessels sold in 2006 because all vessels sold operate in the Gemini pool.)

          Net Income and EPS increased during the nine months of 2006 primarily from the gain on disposal of vessels aggregating $78.0 million, which was $75.1 million higher than the gain on sale of $2.9 million for the nine months in 2005. Additionally, income increased in both the three and nine months ended September 30, 2006 due to better financial performance compared to the 2005 periods.

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

(3)

manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover fixed costs (currently covered until 2008): vessel and charter hire expenses for vessels with time charters and synthetic time charters, corporate general and administrative and interest expense; and

(4)

maintain a balance between available liquidity to purchase vessels and/or the Company’s common stock as market conditions and opportunities arise and maintaining prudent financial ratios (e.g., leverage ratio).

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

(1)

spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements) and the number of revenue earning operating days of our fleet (Note: for the next twelve months, we estimate a variation of $1,000 per day for vessels on spot would increase/decrease net income by $4.7 million or $0.07 per share, $0.05 per share from the clean fleet and $0.02 per share from the Suezmax fleet);

(2)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization);

(3)	capitalizing on our experience and reputation in the industry; and

(4)	managing costs.

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

Recent Activities

Time Charter Contracts (see Contracted Time Charter Revenue section)

➢

From January to October 2006, OMI entered into 11 time charter contracts, 4 of which have profit sharing arrangements, each for approximately a one, two or three year period, for 5 handymax product carriers (the KANSAS, REPUBLICAN, PLATTE, THAMES and NECHES), 2 handysize product carriers (the ISERE and CHARENTE) and 4 Suezmax vessels (the CAPE BASTIA, CAPE BONNY, INGEBORG and ADAIR), which aggregated approximately $290 million in contacted revenue, not including any future profit sharing. The ADAIR and INGEBORG time charters, which began in August 2006 were done in the Gemini Pool.

Synthetic Time Charter Contracts (“FFAs”)

➢

We have entered into synthetic time charters which will aggregate $138 million in contracted revenue from October 1, 2006 through September 2009. The various starting dates and terms of these contracts are as follows:

	•	In the first half of 2006, we entered into 2 three year synthetic time charters (FFA contracts) beginning in July 2006 for 1½ Suezmax vessels at $36,000 per day.

•

In the third quarter of 2006, we entered into 5 synthetic time charters, a three year contract for a Suezmax vessel at $37,250 per day beginning in July 2006, a six month contract for ½ Suezmax vessel at $47,500 per day beginning in July 2006, a three year contract for a ¼ Suezmax vessel at $40,000 per day beginning in October 2006, and two three year contracts for a ½ Suezmax vessel and a ¼ Suezmax vessel at $40,250 per day, beginning in October 2006.

Increases in Operating Fleet by Five Newbuildings

➢

In January, February, March and May 2006, 5 product carrier newbuildings, 4 handymax (the WABASH, the KANSAS, REPUBLICAN and the PLATTE) and 1 handysize (the RHINE) were delivered, which completed our newbuilding program.

Disposition of Vessels

➢

In March 2006, OMI sold and bareboat chartered back 2 Panamax product carriers, the OTTAWA and the TAMAR, for approximately $89.6 million. Both vessels were delivered on March 27, 2006 and were chartered-in for approximately four years. The resulting gain on the sales of approximately $20.4 million was recorded to Deferred gain on sales of vessels and are being amortized over the four year period.

➢

In April 2006, OMI sold a Suezmax tanker, the POTOMAC, for approximately $72.5 million. The vessel was renamed the CAPE BANTRY and was time chartered back to OMI for five years. The resulting gain on the sale of approximately $26.5 million was recorded to Deferred gain on sale of vessel and are being amortized over the five year term of the time charter. The DELAWARE replaced the POTOMAC on its time charter that expires May 2012.

➢

In April, May and June 2006, OMI sold three Suezmax tankers, the SACRAMENTO, HUDSON and SOMJIN, for approximately $214.5 million. The gain on the sale of vessels recognized during the third quarter was approximately $78 million. The SOMJIN, renamed the HS ALCINA, was chartered back by OMI for three years. The charter hire expense is equal the vessel’s earnings in the Gemini Pool. The other two vessels also operate in the Gemini Pool.

➢	In October 2006, OMI sold a handysize product carrier, the ISERE, for approximately $35.2 million. The vessel was held for sale at September 30, 2006 and the gain of approximately $13 million is being recognized in the fourth quarter. The RHINE replaced the ISERE on the time charter that expires in 2008.

Our Fleet

          OMI’s fleet currently comprises 47 vessels aggregating approximately 3.5 million dwt. It includes 13 Suezmaxes, not including the 7 Suezmax vessels in the Gemini pool owned by other pool members, 17 handysize and 15 handymax product carriers and 2 Panamax product carriers. Eight vessels are chartered in; 6 of the Suezmax tankers are time chartered-in and 2 product carriers are bareboat chartered-in.

          The following table of OMI’s current fleet includes wholly-owned and chartered-in vessels by segment and type and aggregate dwt:

	Number of Vessels	Dwt

Crude Fleet:

2002-2004 built owned Suezmax vessels	7	1,126,878
1999-2005 built time chartered-in Suezmax vessels (a)	6	953,054

Total	13	2,079,932

Product Carrier (“Clean”) Fleet:

2000-2006 built handymax vessels	15	704,669
1999-2006 built handysize vessels	17	624,677
2003 built bareboat chartered-in Panamax vessels (b)	2	140,659

Total	34	1,470,005

Total Fleet	47	3,549,937

(a)

Time charter-in contracts for Suezmaxes expire as follow: MAX JACOB, December 2009; OLIVER JACOB, September 2010; HS ALCINA, June 2011; CAPE BANTRY, September 2011 CAPE BASTIA, June 2012; CAPE BONNY, September 2012.

(b)	Bareboat charter-in contracts for product carriers expire as follow: OTTAWA, April 2010 and TAMAR, July 2010.

MARKET OVERVIEW

Suezmax Tanker Overview

          The tanker market continued at a very profitable level in the third quarter of 2006, notwithstanding an increase in the world tanker fleet. The average spot TCE rate for Suezmax tankers in the West Africa to U.S. trade was higher than the preceding quarter and was substantially higher than the rate prevailing in the same period of last year. This was the result of continued world oil demand growth and high OPEC oil production. Freight rates in the crude oil tanker market have continued at high levels thus far in the fourth quarter of 2006.

          The average OPEC oil production in the third quarter of 2006 totaled about 30.1 million barrels per day (“b/d”), about 0.5 million b/d higher compared to the preceding quarter and marginally above the level prevailing in the same quarter of last year. At the same time, the average oil output by the long haul Middle East oil producers was 0.5 and 0.4 million b/d higher than the preceding quarter and the same quarter of last year. Recently, in an attempt to reverse a decrease in oil prices, OPEC decided to cut oil production by 1.2 million b/d beginning on November 1, 2006.

          World oil demand in the third quarter of 2006 was 1.4 million b/d higher than the preceding quarter and averaged about 1.3 million b/d higher compared to the same period of last year due to increasing world economic activity.  World oil demand is expected to increase further in the foreseeable future, mainly as a result of the usual seasonal oil demand gains in the winter months and further improvement of world economic activity.

          Hurricane activity in the fall of 2005 resulted in shutdowns of most of the U.S. crude oil production and refinery capacity in the Gulf of Mexico. It is estimated that about 0.2 million b/d of refinery capacity and 0.1 million b/d of crude oil production was out of service at the end of the third quarter of 2006. The refinery capacity is expected to be fully restored sometime in the first half of next year, though the shut-in crude oil production will be permanently lost.

OPEC Crude Oil Production and Suezmax Tanker Earnings

0

20

40

60

80

100

120

3Q94

3Q95

3Q96

3Q97

3Q98

3Q99

3Q00

3Q01

3Q02

3Q03

3Q04

3Q05

3Q06

Quarters

27

28

29

30

Suezmax Bonny (West Africa)-Philadelphia voyage for 1990/1991 built vessels in

1990-1996 period, and modern vessels beginning 1997

OPEC Crude Oil Production

Daily Earnings
($ 000)

Million barrels

per day

Note: As of 9/30/06
Source: Industry Sources

          Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of September 2006 were about 81 million barrels, or 3.7% higher than the year earlier level, and 4.5% above the average of the last five years. At the same time, crude oil inventories were 6.3% and petroleum products inventories were 3.6% higher than the average of the last five years, respectively.

U.S., W. Europe and Japan Crude Oil Inventories

640

660

680

700

720

740

760

780

800

2002

2003

2004

2005

2006

U.S., W. Europe, and Japan Crude Oil Inventories

Last 5yrs Average of Crude Oil Inventories in the U.S., W. Europe, and Japan

Note: Inventory figures as of end of September of each year.

Source: Industry Sources

Million Barrels

          The world tanker fleet totaled 341.6 million dwt at the end of the third quarter of 2006, up by about 16.2 million dwt or 5.0% from the year-end 2005 level. The total tanker fleet includes 45.3 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 6.3% from the year-end 2005 level.

          The tanker orderbook totaled about 121.4 million dwt, or 35.5% of the existing fleet at the end of September 2006. Approximately 5.8 million dwt are for delivery in 2006, 29.5 million dwt in 2007, 36.0 million dwt in 2008, 40.2 million dwt in 2009, and most of the balance in 2010.

          The tanker orderbook includes 99 Suezmaxes of about 15.7 million dwt or 34.7% of the existing internationally trading Suezmax tanker fleet. Two Suezmaxes are for delivery in 2006, 26 in 2007, 22 in 2008, 47 in 2009 and the balance in 2010. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

          At the end of the third quarter of 2006, approximately 31.7 million dwt or 9.3% of the total tanker fleet was 20 or more years old, including 10.8 million dwt or 3.2% of the fleet which was 25 or more years old. Furthermore, six Suezmaxes were 20 or more years old, including one which was 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) conversion totaled about 3.3 million dwt in the first three quarters of 2006, including one VLCC and seven Suezmaxes of which three were U.S. flag and two were shuttle tankers.

Product Tanker Overview

          Freight rates in the product tanker market continued at high levels in the third quarter of 2006, and the average spot TCE for handysize product tankers in the Caribbean was higher than the preceding quarter rate and the rate prevailing in the same period of last year. The product tanker market strength was the result of continuous growth in the demand for oil, shortage of refinery capacity in consuming areas and still some loss of U.S. refinery capacity in the Gulf of Mexico due to hurricane activity last fall, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have continued at high levels thus far in the fourth quarter of 2006.

          The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 81.8 million dwt at the end of September 2006, up by about 9.1% from the year-end 2005 level. The total product tanker fleet includes about 45.2 million dwt handysize and handymax product tankers, up by 7.4% from the year-end 2005 level.

          The product tanker orderbook for delivery over the next few years totaled about 39.7 million dwt, or about 48.5% of the existing product tanker fleet at the end of September 2006. Approximately 3.6 million dwt are for delivery in 2006, 10.8 million dwt in 2007, 13.1 million dwt in 2008 and most of the balance in 2009. At the end of September 2006, approximately 14.2 million dwt or 17.4% of the existing fleet was 20 or more years old.

          The orderbook for handysize and handymax product tankers at the end of September 2006 totaled about 15.1 million dwt or 33.4% of the existing handysize and handymax product tanker fleet. Approximately 1.3 million dwt are for delivery in 2006, 5.1 million dwt in 2007, 5.2 million dwt in 2008 and most of the balance in 2009.

          Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of September 2006 were 59 million barrels or 4.1% higher than the same time a year ago, and 3.6% above the average of the last five years. At the same time, inventories of middle distillates, the seasonal product, in these areas were 5.6% and 4.9% higher than last year and the last five years average, respectively.

U.S., W. Europe and Japan Product Inventories

1360

1380

1400

1420

1440

1460

1480

1500

2002

2003

2004

2005

2006

U.S., W. Europe, and Japan Product Inventories

Last 5yrs Average of Product Inventories in the U.S., W. Europe, and Japan

Note: Inventory figures as of end of September of each year.

Source: Industry Sources

Million
Barrels

          The tanker market is expected to benefit in the foreseeable future as a result of improving world economic activity, seasonably higher world oil demand in the winter months, shortage of refinery capacity in the United States, Western Europe and Asia, as well as possible disruptions due to weather and geo-political risks.

Critical Accounting Estimates

          For a discussion of the Company’s critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no changes during the nine months ended September 30, 2006 to the items that the Company disclosed as its critical accounting estimates as of December 31, 2005.

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

          The following table summarizes our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005:

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Voyage and time charter revenue	$180.3	$143.0	$555.3	$462.1
Voyage expense	33.9	33.2	108.9	96.3

Time charter equivalent revenue	146.4	109.8	446.4	365.8
Other revenue	0.9	0.2	2.3	1.0
Vessel expense and charter hire expense	68.1	37.2	182.8	107.9
Depreciation and amortization	15.2	17.6	47.0	51.2
General and administrative	8.3	7.6	24.6	21.1
Gain on disposal of vessels(1),(2)	—	—	(78.0)	(2.9)

Operating income	55.7	47.6	272.3	189.5

Gain on purchase of Convertible Notes	—	2.0	—	2.8
Interest expense	(9.8)	(11.0)	(32.6)	(31.9)
Interest income	1.7	0.3	3.3	0.8
Other(3)	2.2	0.7	2.1	1.3

Net income	$49.8	$39.6	$245.1	$162.5

(1)	The Gain on disposal of vessels of $78.0 million for the nine months ended September 30, 2006 resulted from the sale of 3 Suezmax vessels in April, May and June of 2006.
(2)	The Gain on disposal of vessels of $2.9 million for the three months ended March 31, 2005, resulted from the sale of 2 non-double hull handysize crude oil tankers in January.
(3)

Other includes realized losses on freight forward agreements aggregating $0.3 million for the three months and $0.1 million for the nine months ended September 30, 2006 and unrealized gains of $2.3 million for the three months and $2.1 million for the nine months ended September 30, 2006. Realized losses on freight forward agreements aggregating $0.1 million for the three months and $0.5 million for the nine months ended September 30, 2005 and unrealized losses of $0.7 million for the three months and $0.9 million for the nine months ended September 30, 2005.

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

          A time charter involves the placing of a vessel at the charterer’s disposal for a set period of time during which the charterer may use the vessel in return for the payment by the charterer of a specified daily or monthly hire rate. Under a voyage charter in the spot market, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are for the owner’s account. We also have several COAs, which are agreements providing for the transportation of a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling. COAs can either have a fixed rate or a market-related rate. The majority of our product carriers on spot operate on COAs that have a market related rate.

          OMI operates vessels on both spot charters and on time charters (“TC”). As of September 30, 2006 (excluding the product carrier sold on October 10th), 64% of our tonnage (or 36 vessels, 6 Suezmax vessels and 30 product carriers) operated on time charters (see Contracted Time Charter Revenue section) and 36% of our tonnage (or 11 vessels, 7 Suezmax vessels and 4 product carriers) operated in the spot market. We currently have the equivalent of 4 Suezmax synthetic time charters (FFA contracts), which reduces our exposure to the spot market for Suezmaxes from 7 to 3 vessels. Synthetic time charters are similar to time charters, as they mitigate the risk associated with the spot market when rates weaken. For the vessels on time charter, we have 63% of our tonnage (or 21 vessels, 4 Suezmax vessels and 17 product carriers) on fixed rate time charters and the remaining 37% of our tonnage on time charter (or 15 vessels, 2 Suezmax vessels and 13 product carriers) that operated on time charters with profit sharing arrangements, giving us the ability to benefit from strong spot markets. Our time charters with profit sharing arrangements have a floor rate. If earnings exceed that rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside.

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

          The following table illustrates TCE revenue earned by vessels by reportable segment for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

TCE Revenue	For the Three Months Ended September 30,

(in millions)	2006	2005	Change

Crude Fleet	$78.4	$54.1	$24.3
Clean Fleet	68.0	55.7	12.3

Total	$146.4	$109.8	$36.6

          The Company earned TCE revenue of $146.4 million for the three months ended September 30, 2006 compared to $109.8 million for the three months ended September 30, 2005 increased by $36.6 million or 33% in 2006. Increases in TCE revenue of $36.6 million comprise increases in the crude fleet of $24.3 million and increases in the clean fleet of $12.3 million, reflected in the above table. The increases were the result of higher TCE revenue for vessels on TC during the 2006 quarter compared to the 2005 quarter. During the three months ended September 30, 2006, 44% or $63.9 million of our TCE revenue was earned by vessels operating in the spot market and 56% or $82.5 million of our TCE revenue was earned by vessels operating on TC compared to the three months ended September 30, 2005, 61% or $67.2 million of our TCE revenue was earned by vessels operating in the spot market and 39% or $42.6 million of our TCE revenue was earned by vessels operating on TC.

          The following table below compares TCE revenue earned by vessels on spot, TCE rates and Operating days for the three months ended September 30, 2006 to the three months ended September 30, 2005:

TCE Revenue for Vessels on Spot	TCE Revenue For the Three Months Ended September 30,			Increase (Decrease) TCE Rate	Increase (Decrease) Operating Days
			Increase (Decrease)
(in millions)	2006	2005

Crude Fleet	$52.0	$48.6	$3.4	67%	(556)
Clean Fleet	11.9	18.6	(6.7)	13%	(348)

Total	$63.9	$67.2	$(3.3)		(904)

          TCE revenue of $63.9 million earned by vessels operating in the spot market during the three months ended September 30, 2006 decreased a net of $3.3 million compared to TCE revenue of $67.2 million earned by vessels operating in the spot market during the three months ended September 30, 2005, primarily from decreases in the clean fleet of $6.7 million. Decreases in TCE revenue of $6.7 million were offset partially by increases of $3.4 million in the crude fleet.

➢

Decreases in TCE revenue of $6.7 million earned by the vessels in the clean fleet operating on spot charters resulted primarily from 348 fewer operating days primarily for vessels that left the spot market and began operating on time charter contracts. Decreases were offset partially by an increase of 13% in the average daily spot rates for the period (see Market Overview section for explanations of rate fluctuations).

➢	Increases in TCE revenue of $3.4 million in the crude fleet resulted primarily from:

(1)	67% increase in average daily TCE rate (see Market Overview for rate fluctuation explanations),

(2)	an additional 312 days of revenue earned by 4 additional non-OMI vessels operating in the Gemini Pool during the 2006 period and

(3)	226 additional operating days from 3 vessels chartered-in (2 in 2005 and 1 in April 2006).

Increases were offset by decreases in TCE revenue from 1,094 fewer operating days primarily from:

•	4 vessels sold in 2006,
•	2 vessels sold in 2005,
•	6 vessels that began time charters and
•	276 days contracted on synthetic time charters, which are included with vessels on time charter.

          The following table below compares TCE revenue earned by vessels on TC, TCE rates and Operating days for the three months ended September 30, 2006 to the three months ended September 30, 2005:

TCE Revenue for Vessels on TC	TCE Revenue For the Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease) TCE Rate	Increase (Decrease) Operating Days

(in millions)	2006	2005

Crude Fleet	$26.4	$5.5	$20.9	19%	558
Clean Fleet	56.1	37.1	19.0	6%	805

Total	$82.5	$42.6	$39.9		1,363

          TCE revenue of $82.5 million earned by vessels on time charter during the three months ended September 30, 2006 increased $39.9 million compared to TCE revenue of $42.6 million earned by vessels on time charter during the three months ended September 30, 2005. Increases were $20.9 million in the crude fleet and were $19.0 million in the clean fleet.

➢	The increase in TCE revenue of $20.9 million earned by the crude fleet on time charter resulted primarily from:

	(1)	282 more days in the crude fleet for 4 vessels commencing new time charters in 2006 at higher contracted rates and 2 vessels that began new time charters in May 2005 and
	(2)	276 days contracted on synthetic time charters, which are included with vessels on time charter.

➢	The increase in TCE revenue of $19.0 million earned by the clean fleet on time charter was primarily from revenue earned from 805 more operating days in 2006 compared to 2005 in the clean fleet from:

	(1)	420 more days for vessels previously operating on spot (net of off-hire for vessel drydocks) that were operating on time charters in 2006,
	(2)	351 more days for 4 newly acquired vessels in 2006,
	(3)	34 more days for 2 vessels acquired in 2005 and
	(4)	an increase in TCE rates by 6% (including $0.6 million higher profit sharing in the 2006 period) over the 2005 period due to new contracts with higher rates.

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

          The following table illustrates TCE revenue earned by vessels by reportable segment for the nine months ended September 30, 2006 to the nine months ended September 30, 2005:

TCE Revenue	For the Nine Months Ended September 30,

(in millions)	2006	2005	Change

Crude Fleet	$255.8	$211.6	$44.2
Clean Fleet	190.6	154.2	36.4

Total	$446.4	$365.8	$80.6

          The Company earned TCE revenue of $446.4 million for the nine months ended September 30, 2006 compared to $365.8 million for the nine months ended September 30, 2005 on increase of $80.6 million or 22%. The increase in TCE revenue of $80.6 million comprises an increase in the crude fleet of $44.2 million and an increase in the clean fleet of $36.4 million, reflected in the above table. The increases were the result of higher TCE revenue for vessels on TC during the nine months ended September 30, 2006 compared to the 2005 period. During the nine months ended September 30, 2006, 55% or $247.4 million of our TCE revenue was earned by vessels operating in the spot market and 45% or $199.0 million of our TCE revenue was earned by vessels operating on TC compared to the nine months ended September 30, 2005, 73% or $267.1 million of our TCE revenue was earned by vessels operating in the spot market and 27% or $98.7 million of our TCE revenue was earned by vessels operating on TC.

          The following table below compares TCE revenue earned by vessels on spot, TCE rates and Operating days for the nine months ended September 30, 2006 to the nine months ended September 30, 2005:

TCE Revenue for Vessels on Spot	TCE Revenue For the Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease) TCE Rate	Increase (Decrease) Operating Days

(in millions)	2006	2005

Crude Fleet	$209.0	$203.7	$5.3	16%	(490)
Clean Fleet	38.4	63.4	(25.0)	7%	(1,049)

Total	$247.4	$267.1	$(19.7)		(1,539)

          TCE revenue of $247.4 million earned by vessels operating in the spot market during the nine months ended September 30, 2006 decreased a net of $19.7 million compared to TCE revenue of $267.1 million earned by vessels operating in the spot market during the nine months ended September 30, 2005, primarily from decreases in the clean fleet of $25.0 million. The decreases of $25.0 million in the clean fleet were offset by increases in TCE revenue in the crude fleet of $5.3 million for vessels on spot.

➢

Decreases in TCE revenue of $25.0 million earned by the vessels in the clean fleet operating on spot charters resulted primarily from 1,049 fewer days; 1,251 fewer days primarily for vessels that left the spot market and began operating on time charter contracts, offset partially by an increase of 202 days from the delivery of a newbuilding in 2006 and a 7% increase in average daily TCE rates (see Market Overview for fluctuation explanations).

➢

Increases in TCE revenue of $5.3 million in the crude fleet resulted primarily from 16% higher average TCE rates in the 2006 period over the 2005 period (see Market Overview for fluctuation explanations). Although TCE revenue increased during the 2006 period, there were 490 fewer days that Suezmax vessels operated on spot charters. We had:

(1)

1,481 fewer days from Suezmax vessels sold (note: 2 vessels sold are included in the increased days for non-OMI vessels that operate in the Gemini Pool) and 6 vessels being placed on time charters (4 new TC contracts in 2006 and 2 vessels replaced TCs for vessels sold in 2005), in addition to,

	(2)	279 fewer days for an equivalent of 3 Suezmax vessels fixed with synthetic time charter contracts, which were offset by;
	(3)	933 days more operating days primarily from 4 additional non-OMI vessels operating in the Gemini Pool and
	(4)	337 more days from 3 vessels chartered-in (1 in 2005 and 2 in 2006).

          The following table below compares TCE revenue earned by vessels on TC, TCE rates and Operating days for the nine months ended September 30, 2006 to the nine months ended September 30, 2005:

TCE Revenue for Vessels on TC	TCE Revenue For the Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease) TCE Rate	Increase (Decrease) Operating Days

(in millions)	2006	2005

Crude Fleet	$46.8	$7.9	$38.9	27%	924
Clean Fleet	152.2	90.8	61.4	11%	2,601

Total	$199.0	$98.7	$100.3		3,525

          TCE revenue of $199.0 million earned by vessels on time charter during the nine months ended September 30, 2006 increased $100.3 million compared to TCE revenue of $98.7 million earned by vessels on time charter during the nine months ended September 30, 2005. Increases were $38.9 million in the crude fleet and $61.4 million in the clean fleet.

➢	The increase in TCE revenue of $38.9 million earned by the crude fleet resulted primarily from increased average daily TCE rate by 27% and 924 more operating days:

	(1)	429 more days in the crude fleet for 4 vessels commencing new time charters in 2006 (new TC contracts with higher fixed rates increased the average daily TCE rate in 2006 over 2005),
	(2)	273 more days for 2 vessels that began new time charters in May 2005,
	(3)	279 more days for an equivalent of 3 Suezmax vessels fixed with synthetic time charter contracts offset by;
	(4)	57 fewer days for 2 crude carriers sold in 2005 and
	(5)	increased earnings for profit sharing revenue (also reflected in the increased TCE rate in 2006) due to 2 Suezmax vessels first year of profit sharing of $4.5 million.

➢	The increase in TCE revenue of $61.4 million earned by the clean fleet was primarily from revenue earned from:

(1)	2,601 more operating days in 2006 compared to 2005 in the clean fleet from:

	•	998 more days for 4 newly acquired vessels in 2006,
	•	366 more days for 5 vessels acquired in 2005 and
	•	1,237 more days for vessels previously operating on spot (net of off-hire for vessel drydocks) that were operating on time charters in 2006 and

(2)	increased profit sharing revenue by $2.8 million for 2 additional clean vessels over the 2005 period.

          Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Gemini Tankers

          Gemini Tankers (“Gemini”), a wholly owned subsidiary of OMI, began operating in December 2003. Gemini is a pool for double hull Suezmax vessels. As of September 30, 2006, there were 16 Suezmaxes (9 of OMI’s and 7 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for distributions for the other participants’ vessels are included in OMI’s consolidated charter hire expense.

          The table below provides summary (in millions) information of gross revenues, voyage expense and charter hire expense for the three and nine months ended September 30, 2006, and 2005 for OMI and non-OMI vessels operating in the Gemini Pool:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
OMI Vessels	$56.7	$57.5	$203.2	$232.6
Non-OMI Vessels	40.5	12.1	111.2	40.4

	$97.2	$69.6	$314.4	$273.0

Voyage Expenses:
OMI Vessels	$15.2	$19.2	$56.6	$59.7
Non-OMI Vessels	11.2	4.5	28.2	10.2

	$26.4	$23.7	$84.8	$69.9

Charter Hire Expense:
OMI Vessels	$—	$—	$—	$—
Non-OMI Vessels	29.3	8.1	78.8	26.9

	$29.3	$8.1	$78.8	$26.9

Operating Expense

          Vessel expense and charter hire expense - Vessel expense and charter hire expense of $68.1 million for the three months and $182.8 million for the nine months ended September 30, 2006 increased $30.9 million and $74.9 million, respectively, from $37.2 million and $107.9 million for the three and nine months ended September 30, 2005.

          Vessel expenses - Vessel expense of $23.5 million for the three months and $67.5 million for the nine months ended September 30, 2006, increased by $1.8 million and $2.0 million, respectively, compared to $21.7 million for the three months and $65.5 million for the nine months ended September 30, 2005.

          Vessel expenses include operating expenses such as crew related costs, stores, routine maintenance and repairs, insurance and miscellaneous. These expenses are a function of the fleet size, utilization levels for certain expenses, requirements under laws and by charterers, and our standards.

          Vessel expenses increased $1.8 million or 8% for the three months ended September 30, 2006 compared to the same period in 2005. The product carrier fleet increased $5.7 million, but the crude fleet decreased $3.9 million. The increase for the product carriers was mainly due to the acquisition of the 5 vessels during 2006 and 4 vessels during 2005. The decrease for the crude fleet was chiefly as a result of the disposition of 6 Suezmax vessels sold (4 in 2006 and 2 in 2005).

          For the three months ended September 30, 2006, average daily vessel expense increased by approximately 7% for the crude fleet and increased approximately 20% for the clean fleet. Increases incurred in the third quarter 2006 crude fleet’s average daily vessel expense was primarily related to the timing of the purchase of stores items (spare parts and supplies) and were within management’s expectations, which is an approximate year over year increase of 3%. The clean fleet’s average daily vessel expense was significantly higher in the third quarter 2006 period because there were lower operating costs in the first half of 2006 similar to the crude fleet. The timing of expenses resulted in a greater increase during the quarter; however, expenses were also within management’s expectations (which is an approximate year over year increase of 10% primarily for additional stores and supplies and miscellaneous expenses).

          Vessel expenses increased $2.0 million or 3% for the nine months ended September 30, 2006 compared to the same period in 2005, primarily as a result of the vessels acquired in the clean fleet of $12.3 million offset by primarily a decrease in the crude fleet vessel expense, as a result of vessels disposed of, explained above, of approximately $10.3 million.

          For the nine months ended September 30, 2006, the average daily vessel expense decreased by approximately 9% in the crude fleet and increased approximately 8% in the clean fleet compared to the same period in 2005. The decrease in the 2006 period in the average daily vessel expense in the crude fleet was the result of timing, as mentioned above, and we anticipate daily expenses to be higher in the fourth quarter. The increase in the 2006 period’s clean fleet average daily vessel expense was in line with anticipated increases also mentioned above.

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

          Charter hire expense increased $29.1 million for the three months and $72.9 million for the nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. Increases for pool charter hire expense relating to Gemini increased $21.2 million in the three months and $51.9 million for the nine months ended September 30, 2006 compared to the same periods in 2005, resulting from 4 non-OMI owned vessels that were added to the pool, 2 in 2005 and 2 in 2006 (see discussion of Gemini above). Increases for Charter hire expense for vessels chartered-in (other than the pool) under operating leases increased $7.9 million in the three months and $21.0 million for the nine months ended September 30, 2006 compared to the same periods in 2005, primarily as the result of chartering in 6 additional vessels, 2 in 2005 (the CAPE BASTIA and the CAPE BONNY) and 4 vessels in 2006 (the 2006 charters resulted from sale leaseback transactions for the OTTAWA, TAMAR, CAPE BANTRY and HS ALCINA).

          Depreciation and amortization expense - Depreciation and amortization expense of $15.2 million for the three months and $47.0 million for the nine months ended September 30, 2006, decreased by $2.4 million in the three months and $4.2 million in the nine months compared to $17.6 million for the three months and $51.2 million for the nine months ended September 30, 2005. The decrease in depreciation expense was primarily due to the disposal of 6 Suezmax vessels (4 in 2006 and 2 in 2005) and 1 product carrier held for sale from June to September 2006. Decreases in depreciation expense were partially offset by additional expense for 9 product carriers acquired (5 in 2006 and 4 in 2005).

          General and administrative expense - General and administrative (“G & A”) expenses of $8.3 million for the three months and $24.6 million for the nine months ended September 30, 2006, increased by $0.7 million in the three months and $3.5 million in the nine months, respectively, compared to $7.6 million for the three months and $21.1 million for the nine months ended September 30, 2005. The increase resulted from higher compensation and employee benefits expense (38% of the increase in compensation and benefits for non-cash expense from the amortization of restricted stock awards from 2005 and 2006 grants).

          Gain on disposal of vessels – During the three and nine months ended September 30, 2006, gain on disposal of vessels of $78.0 million was recorded, for the sale of 3 Suezmax vessels in April, May and June of 2006. During the nine months ended September 30, 2005, a gain on disposal of vessels of $2.9 million was recorded for the sale of two non-double hull crude oil carriers in January 2005.

Interest Expense

          Interest expense of $9.8 million for the three months and $32.6 million for the nine months ended September 30, 2006 decreased by $1.2 million in the three months and increased $0.7 million in the nine months, compared to $11.0 million for the three months and $31.9 million for the nine months ended September 30, 2005. Interest expense was approximately 11% lower during the three months and 2% higher during the nine months ended September 30, 2006 compared to the same periods in 2005. Decreases in interest expense were primarily attributed to the decrease in the average debt outstanding of 28% in the three months and 14% in the nine months ended September 30, 2006, which was offset partially by the: (1) the extinguishment of $105.2 million of the 2.875% Convertible Notes in 2005, (2) debt that had lower LIBOR rates in 2005 and that has been fixed via swaps at higher rates in 2006 and (3) lower capitalized interest in 2006.

          Segment Information - Detailed Results of Operations

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

Crude Fleet Results of Operations

                Operating Income increased $3.2 million for the three months and $68 million for the nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The net increase in Operating Income during the three months ended September 30, 2006 was primarily due to higher TCE revenue from the increase in the average daily TCE rate; 67% increase for spot charters (see Market Overview and Time Charter Equivalent Revenue sections) and 19% increase for vessels on time charter for new time charters that began in 2006 and profit sharing recorded in 2006, offset partially for increase charter hire expenses. The net increase in Operating Income during the nine months ended September 30, 2006 was predominantly from (1) the gain on sale of 3 Suezmax vessels in the second quarter of 2006 of $78.0 million, (2) higher TCE revenue from a 16% increase in the average daily TCE rate earned for vessels on spot charters and 27% increase in average daily TCE rates for time charters due to profit sharing of $4.5 million earned in 2006 and new time charters, (3) more operating days in the Gemini Pool relating to 4 additional vessels, which were offset partially by increased Gemini Pool charter hire expense for pool distributions for the additional vessels and (4) more operating days for vessels chartered-in in 2005 that were on time charters in 2006, which was offset partially by additional charter hire expense.

               During 2006, OMI entered into contracts for synthetic time charters that commenced in the third quarter, which reduced our exposure to the spot market. The average daily TCE rate for the contracted synthetic time charters of approximately $38,800 a day in the third quarter of 2006 was higher than the average daily fixed charter hire expense rate for the Suezmaxes that are chartered -in.

                The following table illustrates the crude fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels Operated by the crude oil fleet for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (Note: Amounts for some vessels sold include the settlement of certain revenues and expenses, including insurance claims from prior years):

BREAKDOWN BY FLEET
(In Millions, Except Daily Rates & Expenses, Number of Vessels and Number of Days)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
CRUDE FLEET:	2006	2005	2006	2005

Suezmaxes - On Spot and Time Charter:
TCE Revenue(1)
Suezmaxes - On Spot(2)	$52.0	$48.6	$209.0	$202.8
Suezmaxes - On Time Charter(2)	26.4	5.5	46.8	7.9

Total TCE Revenue	78.4	54.1	255.8	210.7
Vessel Expense	4.9	8.5	15.4	24.9
Charter Hire Expense:
Gemini Pool Charter Hire Expense	28.6	8.1	77.0	27.0
Non-Gemini Charter Hire Expense	14.2	7.3	34.3	15.5
Depreciation and Amortization	4.6	7.8	15.6	23.8
G&A Allocated to Vessels	2.1	1.9	7.1	6.9
Gain on Disposal of Vessels(3)	—	—	(78.0)	—

Operating Income	$24.0	$20.5	$184.4	$112.6

Suezmaxes - On Spot:
Average Daily TCE	$52,356	$31,419	$52,120	$45,085
Number of OMI TCE Revenue Days(4)	418	1,285	2,452	3,874
Number of Pool Member TCE Revenue Days(1)	575	263	1,558	625

Suezmaxes - On Time Charter:
Average Daily TCE	$35,501	$29,803	$37,555	$29,667
Number of TCE Revenue Days(5)	742	184	1,246	265

Suezmaxes - On Spot and Time Charter:
Average Daily Vessel Expense	$7,564	$7,073	$6,399	$7,026
Average Daily Non-Gemini Charter Hire Expense	$27,614	$25,386	$26,240	$23,455
Average Number of Wholly Owned Vessels	7.0	13.0	8.8	13.0
Average Number of Chartered-In Vessels	5.6	3.2	4.8	3.1

Crude Carriers Sold in Prior Years:(6)
TCE Revenue	$—	$—	$—	0.9
Vessel Expense	—	(0.3)	(0.1)	(0.1)
Depreciation and Amortization	—	—	—	—
Gain on Disposal of Vessels	—	—	—	(2.9)

Operating Income	$—	$0.3	$0.1	$3.9

Average Daily TCE	n/a	n/a	n/a	$16,294
Number of TCE Revenue Days	n/a	n/a	n/a	57

Total Operating Income	$24.0	$20.8	$184.5	$116.5

Note: Number of operating or TCE revenue days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

(1)

Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE Revenue and Expenses includes revenue and expense generated by the Gemini Suezmax Pool. As of September 30, 2006, the Suezmax pool included 9 of OMI’s Suezmaxes and 7 Suezmaxes owned by other pool members. As of September 30, 2005, the Suezmax pool included 13 of OMI’s Suezmaxes and 3 Suezmaxes owned by another pool member (see Note (3) below).

(2)

The portion (equivalent to 3 Suezmax vessels in the third quarter of 2006) of contracted synthetic TC revenue related to vessels on spot is reflected as time charter revenue for Suezmaxes in the above table.

(3)	The gain of $78.0 million was from the sale of the 3 Suezmaxes.
(4)

In April, May and June 2006, 4 vessels (2 of which were sold and time chartered back in April and August) were disposed of. The 2 vessels not chartered back continue to operate in the Gemini Pool by the new owners. In November 2005, 2 vessels were disposed of.

(5)

During March and May 2006, 3 vessels began three and four year time charters, respectively, and in August 2006 2 vessels began three year time charters. During May 2005, 2 vessels began operating on seven year time charters with profit sharing. During November 2005, 1 of the Suezmax vessels was sold and a vessel previously operating in Gemini replaced that vessel in its time charter contract. During the nine months ended September 30, 2006, OMI recognized profit sharing revenue of approximately $4.5 million.

(6)	In January 2005, 2 handysize crude oil carriers were sold.

Clean Fleet Results of Operations

          Operating Income increased $4.6 million for the three months and $17.3 million for the nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increases in Operating Income in both the three and nine months 2006 periods were primarily attributable to increased number of operating days resulting from 5 vessels acquired in 2005 and 4 vessels in 2006 increasing operating days in 2006. In addition, average daily TCE rates for spot charters (see Market overview and Time Charter Equivalent Revenue sections), time charters in 2006 for new or renewed contract rates, and profit sharing earned in the 2006 periods increased.

          The following table illustrates the clean fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of OMI Vessels operated by the clean fleet for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 (Note: Amounts for certain vessels sold include the settlement of certain revenues and expenses):

BREAKDOWN BY FLEET
(In Millions, Except Daily Rates & Expenses, Number of Vessels and Number of Days)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
CLEAN FLEET:	2006	2005	2006	2005

Products - On Time and Spot Charter:
TCE Revenue:(1)
Products - On Time Charter(2)	$56.1	$37.1	$152.2	$90.8
Products - On Spot	11.9	18.6	38.4	63.4

Total TCE Revenue	68.0	55.7	190.6	154.2
Vessel Expense	19.4	13.7	53.2	40.9
Charter Hire Expense(3)	1.1	—	2.1	—

Depreciation and Amortization	10.4	9.7	30.9	27.1
G&A Allocated to Vessels	1.4	1.2	4.3	3.4

Operating Income	$35.7	$31.1	$100.1	$82.8

Products - On Time Charter:
Average Daily TCE	$20,725	$19,487	$19,675	$17,688
Number of TCE Revenue Days	2,707	1,902	7,739	5,138

Products - On Spot:
Average Daily TCE	$26,353	$23,241	$28,315	$26,341
Number of TCE Revenue Days	452	800	1,356	2,405

Products - On Time and Spot Charter:
Average Daily Vessel Expense	$6,027	$5,010	$5,780	$5,367
Average Daily Charter Hire Expense	$5,772	$—	$5,681	$—
Average Number of Wholly Owned Vessels and Vessel Bareboat Chartered-In(3)	35.0	29.5	33.7	27.7

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

(2)

During the three and nine months ended September 30, 2006, OMI recognized profit sharing revenue of approximately $8.8 million and $17.6 million, respectively, compared to $8.1 million and $14.7 million for the three and nine months ended September 30, 2005, respectively.

(3)

In January, February, March and May 2006, 4 handymax and one handysize product carriers were acquired. In January, March, May and July 2005, 2 handymax and 3 handysize product carriers were acquired. In March 2006, 2 Panamax vessels were sold and leased back (operating lease) on a bareboat charter arrangement.

Financial Condition and Capital Resources

Liquidity

          Cash Flows

          The following were the net changes in Operating, Investing and Financing Activities for the nine months ended September 30, 2006 and September 30, 2005:

Condensed Consolidated Cash Flows	For the Nine Months Ended September 30,
(in millions)	2006	2005	Change

Provided (used) by:
Operating Activities	$247.4	$241.5	$5.9
Investing Activities	227.2	(93.5)	320.7
Financing Activities	(365.9)	(161.5)	(204.4)

Net Increase (Decrease) in Cash and Cash Equivalents	108.7	(13.5)	122.2
Cash and Cash Equivalents at the Beginning of the Year	42.3	41.8	0.5

Cash and Cash Equivalents at the End of the Period	$151.0	$28.3	$122.7

          The primary components of working capital are Cash and cash equivalents (“Cash”), Marketable securities, Traffic receivables, Vessel held for sale and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) as required. Cash of $151.0 million at September 30, 2006 increased $108.7 million from $42.3 million at December 31, 2005 and short-term Marketable securities had a balance of $26.1 million at September 30, 2006. During the nine months ended September 30, 2006, excess cash was primarily used for capital expenditures to purchase vessels, for investments in marketable securities and other interest bearing instruments, to repurchase common stock and repay bank debt. Net cash provided by operating activities of $247.4 million for the nine months ended September 30, 2006 increased $5.9 million compared to $241.5 million for the nine months ended September 30, 2005, primarily from higher net earnings from operations, excluding the gain on disposal of vessels, of the Company (see “Results of Operations”). Our working capital increased by $127.4 million from $19.6 million at December 31, 2005 to $147.0 million at September 30, 2006. The increase in working capital was primarily the result of the increased amounts for a vessel held for sale of $21.6 million and increased cash and marketable securities aggregating $134.8 million resulting from vessel sales and cash from operations. Current liabilities of $131.9 million at September 30, 2006 increased $23.7 million from December 31, 2005 because of increases in charter hire payables of $9.2 million for additional vessels chartered-in, deferred charter hire of $5.4 million for additional vessels on time charter, accrued voyage and vessel of $6.5 and accrued other liabilities of $5.0 million. At September 30, 2006, fluctuations relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

          Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash.

          As of September 30, 2006, the Company had no capital commitments to acquire vessels. The Company estimates expenditures for drydock to aggregate approximately $1.8 million for the remainder of 2006 and approximately $7 to $8 million in 2007.

          Vessels, Construction in Progress (“CIP”) and Other Property and Vessel Held for Sale

          At September 30, 2006, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,395.8 million decreased a net of $176.5 million from $1,572.3 million at December 31, 2005. Decreases of approximately $246.6 million were due to disposals, primarily from the sale of 2 Panamax vessels in March 2006 and 4 Suezmax vessels in April, May and June of 2006. Accumulated depreciation increased by $45.8 million from 2006 depreciation and amortization vessels and other property. Increases, which partially offset the decreases, resulted from additions to capital expenditures of approximately $115.5 million for the nine months ended September 30, 2006, which were primarily for the final payments for five newbuildings, capital improvements and capitalized interest.

          Cash provided by investing activities was $227.2 million for the nine months ended September 30, 2006 compared to cash used by investing activities of $93.5 million for the nine months ended September 30, 2005. During the 2006 period, proceeds from the disposal of vessels of $376.5 million were offset by $115.5 million used for capital expenditures (detailed below) and payments for Marketable securities of $26.1 million:

•	$113.4 million was used for the purchase of 5 product carrier newbuildings delivered and capitalized interest; and
•	$2.1 million was used for capital expenditures for improvements to existing vessels.

          Cash used by investing activities of $93.5 million for the nine months ended September 30, 2005 was used primarily for capitalized expenditures of $134.4 million:

•	$116.5 million was used for the purchase of five product carrier newbuildings delivered,
•	$12.8 million was paid for vessels under construction, and
•	$5.1 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

          Cash used by investing activities during the 2005 period was offset by proceeds received from the disposal of two vessels of $36.8 million.

Long-Term Debt Obligations and Credit Arrangements

          As of September 30, 2006, long-term debt obligations decreased $244.3 million to $651.6 million from $895.9 million at December 31, 2005. Long-term obligations at September 30, 2006 consisted of the following:

•	Term loans of $283.9 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin;(1),(2)

•	Term loan of $22.9 million under bank mortgage agreements at a fixed rate of 5.30%;
•	Reducing revolving facilities of $0 (no outstanding balance) under bank mortgage agreements at variable rates based on LIBOR plus a margin;
•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and
•	2.875% Unsecured Convertible Senior Notes due December 2024 of $144.8 million.

Note: As of September 30, 2006, the available undrawn amount under our reducing revolving facilities aggregated $515.5 million.

(1)	Average interest rates at September 30, 2006 were 5.83% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.

(2)

As of September 30, 2006, OMI had various interest rate swaps with notional amounts aggregating $173.0 million (not including $100.0 million scheduled to begin in November 2006) of variable rate debt ranging from 2.90% to 5.32% (excluding margins) with maturity dates of the swaps ranging from October 2008 to August 2012.

          Cash used by financing activities was $365.9 million for the nine months ended September 30, 2006 compared to cash used by financing activities of $161.5 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we received net proceeds of $376.5 million from the disposal of 6 vessels, repaid $291.3 million in debt ($74.3 million in repayments were for the vessels disposed of, $197.0 million in unscheduled repayments on credit facilities and $20.0 in scheduled repayments), paid $115.5 million for capital expenditures, primarily for the final payments for the acquisition of 5 vessels and drew down $47.0 million under our credit facilities. We also paid cash dividends of $19.5 million in January, April and July 2006 and bought back $102.1 million of the Company’s common stock.

          Cash used by financing activities was $161.5 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we made $199.9 million in principal payments ($23.7 million were scheduled payments and $110.0 million were unscheduled prepayments on revolving credit facilities, $44.4 million payments were for early extinguishment of 2.875% Convertible Notes and $21.8 million in prepayments of a term loan now collateralized by the $320 Facility). During the nine months ended September 30, 2005, we received proceeds of $180.0 million; $134.0 million from our revolving credit facilities and $46.0 million from a term loan. During the nine months ended September 30, 2005, we paid cash of $120.9 million to repurchase 6.7 million shares of common stock and approximately $19.5 million of cash dividends paid to shareholders in January 2005, April and July 2005.

          Our debt to total capitalization ratio (debt and stockholders’ equity) at September 30, 2006 was 43% and net debt (total debt less cash and cash equivalents, and marketable securities) to total net capitalization (total capitalization less cash and cash equivalents, and marketable securities) was 35%. As of November 6, 2006, we have approximately $622.6 million in available liquidity (including cash and undrawn lines of credit). We expect to use cash from operations, undrawn balances available to us through our revolving facilities, or committed bank debt to finance future capital expenditures. Since we have not borrowed all funds available under these two revolving facilities, there are currently no payments due in the next 12 months.

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

2.875% Convertible Notes Due 2024

          On December 7, 2004, OMI issued $250 million of convertible notes due December 2024. In September 2006, the Board increased the quarterly dividend by 25% and declared a dividend of $0.125 per share to shareholders of record on October 2, 2006. The dividend of $8,368,000 was paid on October 11, 2006, and in 2006 we have paid total dividends of $0.405 per share. When the October dividend was paid, the conversion ratio and conversion price for our 2.875% Convertible Notes ($144.8 million currently outstanding) were adjusted as per the agreement, the threshold of $0.28 per share was reached. The conversion ratio increased from 32.5895 to 32.7842 for each $1,000 bond, and the conversion price decreased from $30.68 to $30.50 per share, which is 40% above our stock price of $21.71 at September 30, 2006.

Restrictive Covenants

          All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of September 30, 2006, we were in compliance with all covenants.

Interest Rate Swaps

          As of September 30, 2006, we had various interest rate swaps aggregating $273 million (which includes notional amounts aggregating $100 million for 2 interest rate swaps that commence in November 2006) for related loans that are designated to hedge various debt tranches within a range of 2.9% to 5.32% (before margins) expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps’ reset periods). As of September 30, 2006, the Company recorded an asset of $4.7 million related to the fair market value of these hedges and a corresponding unrealized gain of $4.7 million to Other comprehensive income (loss).

          Forward Freight Agreements

          During March and April, 2006, the Company entered into 2 three year FFA contracts (synthetic time charters) which are designated as cash flow hedges. The contracts are at a fixed rate of $36,000 a day over a three-year period beginning July 1, 2006 and are hedging 1½ Suezmax vessels trading on the spot market over the same period. In July and August 2006, we entered into 5 synthetic time charters, a three year contract for a Suezmax vessel at $37,250 per day beginning in July 2006 and a six month contract for ½ Suezmax vessel at $47,500 per day beginning in July 2006, a three year contract for a ¼ Suezmax vessel at $40,000 per day beginning in October 2006, and two three year contracts for a ½ Suezmax vessel and a ¼ Suezmax vessel at $40,250 per day, beginning in October 2006. We currently have synthetic time charters of $138 million from October 1, 2006 through September 2009. As of September 30, 2006, the Company has recorded a liability of $10.0 million related to the fair value of these hedges, an asset of $0.3 million and a corresponding unrealized loss or $9.7 million to Other comprehensive income in the Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2006, the realized loss on closed speculative contracts aggregated $0.1 million and the unrealized gain on the open contracts of $2.1 million is recorded in Other in the Condensed Consolidated Statement of Income.

          At September 30, 2006, the FFAs (including both economic or speculative hedges and accounting hedges) had an aggregate notional value of $179.4 million, which was an aggregate of our short and long positions that extend to October 2009.

          The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Contracted Time Charter Revenue

          The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods; profit sharing for 10 vessels of approximately $22.1 million earned during the nine months ended September 30, 2006 is included. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

          The following table reflects our actual results for the nine months ended September 30, 2006 and current contracted time charter revenue (see Financial Summary section), through 2012, including the 2 recent contracts for long-term time charters (1 product carrier contracted for one year in July and one recent three year contract for a product carrier in October) and including synthetic time charter contracts:

Contracted Time Charter Revenue

-

50

100

150

200

250

300

350

2006

2007

2008

2009

2010-2012

$ Millions

	2006	2007	2008	2009		2010-2012

		(Dollars in millions)
TC Revenue	$282.3	$304.9	$249.4	$135.8		$73.6
Number of Vessels (a)	36	33	21	10	(b)	—
Vessels relating to Synthetic TC’s	4.0	3.5	3.5	—		—

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.
(b)	The remaining charters expire as follows: 8 charters will expire in 2010 and 2 will expire in 2012.

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

	2006	2007	2008	2009	2010

First Quarter	1	3	3	1	—
Second Quarter	5	7	6	6	3
Third Quarter	4	4	4	2	1
Fourth Quarter	1	1	—	—	—

Total	11	15	13	9	4

2006 Expenditures for Drydock

          OMI evaluates certain vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement is appropriate for each vessel. We have vessels inspected and evaluated regularly in anticipation of a drydock during the year. Currently, we plan to drydock two vessels in the remainder of 2006. The aggregate cost for the year including the three previously drydocked is expected to be approximately $3.9 million. The 5 vessels will incur up to an aggregate of approximately 115 off-hire days for 2006.

          The following is a breakdown of the actual first half of the year and third quarter and the projected drydocks for the fourth of 2006 as well as the estimated drydock cost (in thousands). The vessel segment and charter type (spot or TC) for vessels drydocked in 2006 were all product carriers on time charter:

Drydock for	Days	Projected
2006 Periods	Off-hire	Costs

		(in millions)

First Half	24	$0.5
Third Quarter	43	1.6
Fourth Quarter *	48	1.8

Total	115	$3.9

* Projected

Dividends

          On September 7, 2006, the Board of Directors of OMI declared a dividend on its common stock of $0.125 per share to shareholders based on the number of common shares outstanding of 66.9 million to holders of record on October 2, 2006. As of September 30, 2006, $8.4 million was accrued for dividends payable in the Condensed Consolidated Balance Sheets. The dividend was paid on October 11, 2006.

Acquisition and Retirement of Common Stock

          The Company has a stock buy back and retirement program in place. In February, April and September of 2006, the Board approved 3 repurchase programs authorizing $210.0 million for the repurchase of common stock. For the nine months ended September 30, 2006, we repurchased and retired 5.4 million shares of common stock at an average of $18.84 per share, aggregating approximately $102.1 million. At September 30, 2006, approximately $108 million remained from the authority.

          During October and up to November 6, 2006, we repurchased approximately 3.6 million shares of common stock at an average price of $22.24 per share, aggregating approximately $79.3 million. As of November 6, 2006, there were 63.2 million shares of common stock outstanding and $28.7 million remains under Board authority for share repurchases.

Restricted Stock

          At September 30, 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2001 Restricted Stock Plan, the 2003 Stock Incentive Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of the Company’s common shares. A detailed description of these plans can be found in the Company’s 2005 Annual Report on Form 10-K.

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

          On May 31, 2006, the Compensation Committee approved the grant of 0.7 million shares of restricted stock awards to executive officers and directors at a grant date fair value of $18.64 per share. On September 14, 2006, the Compensation Committee approved the grant of 0.2 million shares of restricted stock awards to employees at a grant date fair value of $20.83 per share. At September 30, 2006, there were 2.4 million shares of restricted stock outstanding at an average fair value at grant date of $14.62 per share.

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

Contractual Obligations

          The following table lists contractual obligations by required payment periods as of September 30, 2006:

	Payments Due By Period
		Remainder
(in millions)	Total	of 2006	2007-2008	2009-2010	Thereafter

Contractual Obligations
Long–Term Debt(1)	$651.6	$7.4	$56.7	$50.8	$536.7
Interest on Fixed Rate Debt	142.2	10.3	40.8	40.1	51.0
Interest on Variable Rate Debt(2)	85.1	4.0	32.3	25.3	23.5
Operating Leases(3)	293.6	14.5	124.5	108.4	46.2

(1)	In October 2006, OMI prepaid the remaining balance of the $34.475 million term loan due August 2011 in the amount of $26.5 million.
(2)	Variable rate interest is based on a projected LIBOR rate of 5.5 percent plus applicable margins.
(3)

Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to September 30, 2006, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheet, since such payments relate to services to be provided in the future.

          Off-Balance-Sheet Arrangements

          As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Effects of Inflation

          The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

Newly Issued Accounting Principles

          Except for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), no new accounting pronouncements that became effective during the three and nine months ended September 30, 2006, had a material effect on our financial position or results of operations. The additional disclosure requirements of SFAS No. 123 (R) are presented in Note 6 to the financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157, and has not yet determined the impact that its adoption will have on its results of operations and financial position.

           In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of December 31, 2006. The Company is currently assessing the impact of SAB No. 108, and does not believe that its adoption will have a material impact on its results of operations and financial position.

Forward-Looking Statements

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

•	estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates;
•	estimates of when vessels may be contracted for sale and delivered to buyers;
•	estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels;
•	statements as to the projected development of the Company’s strategy and how it may act to implement its strategy;
•	estimates of future costs and other liabilities for certain environmental matters;
•	estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets;
•	estimates of the number of drydockings of vessels, their costs and the number of related off-hire days; and
•	statements regarding financial hedges and their affects.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

          The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At September 30, 2006, the floating rate debt, taking into account the interest rate swaps referred to herein, was $11.0 million of the $651.6 million total debt, and we had interest rate swaps relating to the floating rate debt of $273 million (including $100.0 million on interest rate swaps that commences in November 2006). At December 31, 2005, the floating rate debt was $497.1 million, and we had interest rate swaps relating to the floating rate debt of $206.8 million (including $112.4 million on interest rate swaps that commence in 2006). Based on the floating rate debt at September 30, 2006, a one-percentage point increase in the floating interest rate would increase interest expense by $0.1 million per year.

          The fair market value of the fixed rate debt on our balance sheet was $366.2 million as of September 30, 2006, and $386.6 million as of December 31, 2005.

          The table below provides information about interest rates, including our debt obligations and interest rate swaps at September 30, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

		Expected Maturities (1)

	Balance as of September 30, 2006	Remainder of 2006	2007	2008	2009	2010	Thereafter

			(In millions, except percentages)
Long-Term Debt:
Fixed-Rate Debt(2)	$367.7	$0.9	$3.6	$3.6	$3.6	$3.6	$352.4
Average Interest Rate		5.61%	5.61%	5.62%	5.62%	5.62%	7.00%

Variable Rate Debt(2)	283.9	6.5	21.4	29.7	27.1	18.1	181.1

Interest Rate Swaps:(3)
Contract Amount	273.0	7.3	23.8	52.1	47.8	28.3	113.7
Average Fixed Pay Rate		4.40%	4.41%	4.50%	4.83%	4.86%	4.83%

(1)	These are the expected maturities based on the balances as of September 30, 2006.
(2)	The interest rates for the variable rate debt are based on LIBOR contracts, which range from 30 days to one year. In 2010, $7.6 million of fixed rate debt reverts to variable rate debt.
(3)	Includes two $50.0 million swaps beginning November 2006.

          Spot Market Rate Risk

          We use written forward freight agreements (“FFAs”) as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. See section Forward Freight Agreements above for OMI’s exposure as of September 30, 2006.

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

Item 1 – Legal Proceedings

          None.

Item 1A – Risk Factors

          There are no material changes from the risk factors previously disclosed in the Company’s December 31, 2005 Annual Report on Form 10-K.

Item 2 – Changes in Securities and Use of Proceeds

          Stock Repurchases

          During February, April and September 2006, OMI’s Board of Directors approved three new authorities to expend $210,000,000 for the repurchase of shares of common stock (the February 2006 authority completed in April and the April authority was completed in October 2006). As of November 6, 2006, an additional 3,564,869 shares were purchased in the fourth quarter of 2006 and $28,728,223 remains available under the September authority.

          The following table shows the monthly 2006 stock repurchase activity:

	Total Number of	Average Price	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

March 2006	1,248,300	18.15	1,248,300	2,598,174
April 2006	957,500	18.21	957,500	5,469,671	(a)
May 2006	1,218,000	18.49	1,218,000	4,251,671
June 2006	1,680,000	19.45	1,680,000	2,571,671
July 2006	57,500	20.48	57,500	2,130,177
August 2006	0	n/a	n/a	2,130,177
September 2006	261,500	21.43	261,500	5,039,160	(a)
October 2006	3,190,300	22.23	3,190,300	1,848,860
November 2006	374,569	22.33	374,569	1,286,680	(a)

Total	8,987,669	$20.19	8,987,669

(a)	Remaining shares represents the remaining dollar amount authorized and the average purchase price in the related month.

          Restricted Stock

          In May 2006, the Compensation Committee approved the award of 712,119 shares of restricted stock at fair value a grant price of $18.64 per share to a senior officers and directors. In September 2006, the Compensation Committee approved the award of 178,960 shares of restricted stock to employees at a grant date price of $20.83 per share. Both grants were pursuant to the Company’s 2006 Incentive Compensation Plan, which was approved by the shareholders in April 2006.

Item 3 – Defaults upon Senior Securities

          None.

Item 4 – Submission of Matters to a Vote of Security Holders

          None.

Item 5 – Other Information

          None.

Item 6 – Exhibits

a.	Exhibits

31.1 OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

31.2 OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2006 as adopted pursuant to section 302 of THE SARBANES-OXLEY ACT OF 2002.

32.1     OMI Corporation’s certification by the Chief Executive Officer on Form 10-Q for the period ending September 30, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

32.2     OMI Corporation’s certification by the Chief Financial Officer on Form 10-Q for the period ending September 30, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMI CORPORATION

(REGISTRANT)

Date:	November 9, 2006	By:	/s/ Craig H. Stevenson, Jr.

Craig H. Stevenson, Jr. Chairman of the Board and Chief Executive Officer

Date:	November 9, 2006	By:	/s/ Kathleen C. Haines

Kathleen C. Haines Senior Vice President, Chief Financial Officer and Treasurer