Form 10-K
period 2006-12-31
OMI CORP/M I
filed 2007-03-01
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

YES ☒          NO ☐

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐          NO ☒

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒          NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

YES ☒          NO ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐          NO ☒

          As of the close of business on June 30, 2006, the aggregate market value of Registrant’s voting stock, held by non–affiliates (for the purposes of this disclosure only, the registrant has assumed that its directors and executive officers and the beneficial owners of 5% or more of its voting common stock as of June 30, 2006 are affiliates of the registrant) based on the closing price on the New York Stock Exchange:

$963,011,853
          Number of shares of the Registrant’s Common Stock outstanding as of February 23, 2007:
61,982,900
Documents Incorporated by Reference

          Certain information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from our definitive Proxy Statement for OMI Corporation’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ii

PART I

Item 1.	DESCRIPTION OF BUSINESS

Corporate History

          Unless the context otherwise requires, in this Annual Report on Form 10-K the “Company,” “OMI,” “we,” “us,” and “our” refer to OMI Corporation and its subsidiaries.

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

          For definition of terms specific to the shipping industry please see “Glossary” beginning on page 12.

          Certifications Regarding Public Disclosures and Listings Standards

          The unqualified certifications of our Chief Executive Officer and our Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of OMI’s public disclosure are filed with the Securities and Exchange Commission, or the SEC, as exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2006.

          In addition, the annual certification of our Chief Executive Officer regarding compliance by the Company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification to the New York Stock Exchange following the May 2006 annual shareholder meeting.

          Available Information

          It is the Company’s policy to make all of its filings with the SEC, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, available, free of charge, on our website at www.omicorp.com, under Investor Relations. These reports are available promptly after they are filed electronically with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov.

          Interested parties may find our Board Guidelines on Corporate Governance Issues, the charters of our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee and the Company’s Corporate Code of Ethics on our website. The information on our website is not incorporated by reference into this report.

          Forward-Looking Statements

          This Annual Report on Form 10-K contains statements which may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, that are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” “budget,” “potential,” or “continue,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. For a description of the Forward Looking Statements that may appear in this Annual Report on Form 10-K, and risks and uncertainties associated with their “Forward Looking Statements,” see page 58.

          We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Description of Business

          Development of OMI’s Business

          We are a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The Company owns and has on order only double hull tankers. As of December 31, 2006, our modern fleet comprised 46 vessels with an average age of approximately 3.3 years,1 compared to an industry average age of approximately 8.7 years. Since that date, we have sold three product carriers and chartered back one of them. The Company has ordered two ice class 1A 37,000 dwt product carriers scheduled to be delivered in early 2009.

          Our customers include many of the world’s largest commercial and government owned oil companies and oil trading companies. To serve our customers with high-quality, modern vessels, we embarked on a fleet renewal program beginning in 1998 that has substantially reduced the age of our fleet, while at the same time expanding the fleet and concentrating our vessels into two core categories: Suezmax tankers and petroleum product carriers. As a result of our renewal program, our current fleet comprises 44 vessels of which 31 are product carriers, which primarily transport refined petroleum products from refinery locations to consuming locations, and 13 of which are Suezmax tankers (approximately 160,000 dwt each), which transport oil from production and storage locations to refinery locations. Our product carriers are smaller to mid-size tankers—namely, handysizes (25,000-40,000 dwt), handymaxes (40,000-50,000 dwt) and Panamaxes (50,000-80,000 dwt). Two handysize product carriers are on order for delivery in early 2009.

          The following table of OMI’s current fleet, as of February 23, 2007, includes wholly-owned and chartered-in vessels by segment and type and aggregate dwt:

Crude Fleet:	Number of Vessels	Dwt

2002-2004 built owned Suezmax vessels	7	1,126,878
1999-2005 built time chartered-in Suezmax vessels(a)	6	953,054

Total	13	2,079,932

Product Carrier (“Clean”) Fleet:

2000-2006 built handymax vessels	15	704,669
1999-2006 built handysize vessels	12	440,208
2004 built time chartered-in handysize vessels(b)	2	74,562
Panamax vessels(c)	2	140,659

Total	31	1,360,098

Total Fleet	44	3,440,030

(a)

Time charter-in contracts for Suezmaxes expire as follow: MAX JACOB, December 2009; OLIVER JACOB, June 2010; HS ALCINA, August 2009; CAPE BANTRY, May 2011; CAPE BASTIA, June 2012; CAPE BONNY, May 2012.

(b)	Time charter-in contracts for product carriers expire as follow: KING EDWARD, November 2009 and KING ERNEST, February 2010.
(c)	Bareboat charter-in contracts for product carriers expire as follow: OTTAWA, April 2010 and TAMAR, July 2010.

1

All averages referring to vessel age in this Annual Report on Form 10-K are based on deadweight tons (“dwt”). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line. Unless otherwise indicated, when we refer to our fleet, we include those vessels chartered in on time charters, which number four.

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

          Balanced Chartering in Spot and Time Charter Markets

          Our first economic concern is financial security. We use time charters and occasional sales of vessels to maintain a strong financial position regardless of strong or weak tanker markets. This strategy makes us less profitable in strong markets (and more profitable in weak markets) than we would be if we kept all or nearly all of our fleet in the spot market. However, some of our time charter contracts have profit sharing agreements which enable us to capture a portion of the upside when spot rates are high. We actively manage the balance between our spot and time charters to maintain cash flow stability without losing our ability to participate in strong spot markets. Our general objective is for revenue from our time chartered vessels to cover the following fixed expenses: company-wide general and administrative expense, total interest expense and vessel and charter hire expense for vessels on time charters and synthetic time charters (see below). Our chartering strategy helped us to be profitable even in the weak market conditions that prevailed from the second quarter of 2001 into the fourth quarter of 2002, a time during which many of our competitors had quarterly or longer periods in which they lost money.

          We also believe that when historically high rates for multiple year time charters are available, the Company should take advantage of the situation and lock in those rates. Further, we believe that tanker rates are more likely to be lower in 2007 and perhaps 2008 and 2009 than they have been in the past several years due to a large increase in supply of ships (substantial delivery of newbuildings and little scrapping) over anticipated growth in demand. Since 2005, we have increased the amount of contracted revenue significantly, with more vessels on charter and more long-term revenue contracted than in the past. Including “synthetic time charters,” which are long-term Forward Freight Agreements (“FFAs”), we have the equivalent of 38.75 of our 44 vessels on time charter.

          The following table reflects our contracted time charter revenue and synthetic charters through 2009:

          Time Charter Revenue:

	Actual
(in millions)	2006	2007	2008	2009	2010-2012

TC Revenue	$284.0	$303.9	$245.3	$135.5	$73.7
Number of Vessels(a)	36	32	21	10	(b)
Synthetic Time Charters	3.75	3.75	3.50	—	—

(a)	Number of vessels at the end of each year assuming no extensions or new charters.
(b)	Eight of the remaining charters expire in 2010 and two expire in 2012.
Note:	TC revenue is the amount contracted to date in the table above and does not include projections (such as for profit sharing) other than offhire relating to drydock.

          Our use of time charters also mitigates in part the seasonality of the spot market business. Seven of our thirteen Suezmax tankers operate in the spot market, which allows us to capitalize on a strong charter rate environment, as has been the case since 2003. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weakest in the second and third quarters, though in 2006, Suezmax rates were weakest in the fourth quarter. We also have several contracts of affreightment (“COAs”), which are agreements whereby the shipowner is hired to move an agreed amount of cargo on an agreed route at a set price per ton, similar to spot charters. COAs can have a fixed rate or market-related rate. Our existing COAs are of shorter duration than most of our time charters, but serve the same function. Finally, in late 2004, we commenced trading in FFAs or the “paper market.” We can take a “long” position, which is similar in effect to chartering in a vessel (i.e., it is speculative) or a “short” position, which is similar in effect to time chartering out a vessel. Some of the freight futures are fixed at particular rates for an agreed period of time and have much the same financial impact as time charters. We refer to these longer term FFAs as “synthetic time charters.” COAs and FFAs are additional means of balancing risks in our business.

          Deployment of Capital

          We have been successful with a fleet growth strategy, and our preference would be to continue building our fleets of Suezmax tankers and product carriers as market conditions and opportunities warrant, while maintaining a prudent debt-to-total capitalization ratio. However, from late 2004 until now, the values of tankers have risen while our stock price has remained relatively flat, making repurchasing our stock more attractive than buying additional vessels. In total since late 2004, we have repurchased 30,995,000 shares for approximately $591 million of which the Company acquired 9,658,000 shares at a cost of $195,532,000 from January 1, 2006 to December 31, 2006; and 15,035,000 shares at a cost of $269,933,000 from January 1, 2005 to December 31, 2005. In 2005 and 2006 we acquired two Suezmaxes via seven year time charters and took delivery of 10 product carriers previously ordered or purchased. During 2006, we sold and delivered nine vessels (four Suezmaxes and five product carriers). Of the vessels delivered to buyers in 2006 and 2007 the Company chartered back two Suezmaxes and four product carriers. Three additional product carriers were sold in 2006 and early 2007; two of which were delivered in the first quarter of 2007. Our charters back are generally of 3 to 5 year durations, and the transactions are strategic rather than being a form of financing.

          Due to strong cash flows and sales of vessels, the Company has reduced its total debt-to-total capitalization to 41% at December 31, 2006 after being between 50% and 55% for the previous five years.

          Enter into Strategic Alliances

          Our joint ventures and pools provide us with superior market information, scheduling efficiencies and access to expertise as well as opportunities to reduce ballast time that may result in higher earnings for our vessels. Our spot market tankers are marketed through a marketing alliance known as Alliance Chartering LLC (“Alliance”) with another large Suezmax tanker operator, Frontline Ltd.

          Since December 2003, our spot market Suezmax tankers have been pooled in the Gemini Pool (“Gemini”), which currently includes nine of OMI’s Suezmaxes and seven Suezmaxes owned by other participants. This pool for double hull Suezmax vessels is operated by Gemini Tankers LLC, a wholly owned subsidiary of OMI, and marketed by Alliance. In 2006, we established Libra Tankers LLC (“Libra”), a wholly owned subsidiary of OMI as a pool to commercially manage certain product carriers. Currently, there are four vessels in the pool, two of which are time chartered to OMI.

          Our Fleet

          The following tables set forth additional detail about our fleet. All vessels are double hull. Our fleet, as of February 23, 2007, consists of two segments: crude oil and product carrier (“clean”) vessels.

EXISTING FLEET

		Year		Charter
Name of Vessel	Type of Vessel	Built	Dwt	Expiration

CRUDE OIL FLEET:
Wholly-Owned:
ARLENE	Suezmax	2003	165,293	SPOT
INGEBORG	Suezmax	2003	165,293	Aug-09
DELAWARE	Suezmax	2002	159,452	May-12	(P)
DAKOTA	Suezmax	2002	159,435	SPOT
ADAIR	Suezmax	2003	159,199	Aug-09
ANGELICA	Suezmax	2004	159,106	SPOT
JANET	Suezmax	2004	159,100	SPOT

			1,126,878

Time Chartered-in
(Expiration of Charter):
HS ALCINA (August 2009)	Suezmax	2001	160,183	SPOT
CAPE BANTRY (May 2011)	Suezmax	2000	159,999	SPOT
CAPE BASTIA (June 2012)	Suezmax	2005	159,156	Mar-09
CAPE BONNY (Sept. 2012)	Suezmax	2005	159,062	May-10
OLIVER JACOB (June 2010)	Suezmax	1999	157,327	SPOT
MAX JACOB (Dec. 2009)	Suezmax	2000	157,327	May-12	(P)

			953,054

Total Crude Oil Fleet			2,079,932

CLEAN FLEET:
Wholly-Owned:
NECHES	Handymax	2000	47,052	Oct-10
SAN JACINTO	Handymax	2002	47,038	Apr-08
MOSELLE	Handymax	2003	47,037	Feb-09
GUADALUPE	Handymax	2000	47,037	Apr-08
AMAZON	Handymax	2002	47,037	Apr-08
THAMES	Handymax	2005	47,036	Oct-07
ROSETTA	Handymax	2003	47,015	Mar-09
PLATTE	Handymax	2006	46,955	Jun-09
LAUREN	Handymax	2005	46,955	Dec-07	(P)
JEANETTE	Handymax	2004	46,955	Feb-08	(P)
HORIZON	Handymax	2004	46,955	Dec-08
KANSAS	Handymax	2006	46,922	Apr-09	(P)
REPUBLICAN	Handymax	2006	46,893	May-09	(P)
WABASH	Handymax	2006	46,893	Mar-08	(P)
BRAZOS	Handymax	2005	46,889	Dec-08
ORONTES	Handysize	2002	37,383	May-10
OHIO	Handysize	2001	37,278	May-10
GARONNE	Handysize	2004	37,278	Apr-09	(P)
LOIRE	Handysize	2004	37,106	Feb-09	(P)
FOX	Handysize	2005	37,006	May-10	(P)
RHINE	Handysize	2006	36,993	Sep-08	(P)
TEVERE	Handysize	2005	36,990	Jul-10	(P)
SAONE	Handysize	2004	36,986	Jul-09	(P)

		Year		Charter
Name of Vessel	Type of Vessel	Built	Dwt	Expiration

CLEAN FLEET:
Wholly-Owned (cont.):
TRINITY	Handysize	2000	35,834	Mar-10
MADISON	Handysize	2000	35,828	Mar-10
RHONE	Handysize	2000	35,775	May-07	(P)
CHARENTE	Handysize	2001	35,751	Sep-08	(P)

			1,144,877

Time Chartered-in
(Expiration of Charter):
KING EDWARD (Nov. 2009)	Handysize	2004	37,384	SPOT
KING ERNEST (Feb. 2010)(1)	Handysize	2004	37,178	SPOT

			74,562

Bareboat Chartered-in
(Expiration of Charter):
TAMAR (July 2010)	Panamax	2003	70,362	Jul-08
OTTAWA (April 2010)	Panamax	2003	70,297	Apr-08

			140,659

Total Clean Fleet			1,360,098

Total Owned and Chartered-in Fleet			3,440,030

		Est. Delivery Date

Vessels Under Construction
Contracts (CIP):
To Be Named	Handysize	Jan. 2009	37,000	n/a
To Be Named	Handysize	Mar. 2009	37,000	n/a

Total CIP			74,000

Total Fleet Owned and Chartered-in with CIP			3,514,030

(P):	Time charters with profit sharing
(1)	The GANGES was sold and leased-back as the KING ERNEST in February 2007.

          Consistent with industry practice, we use time charter equivalent revenue, or TCE revenue, which comprises revenue from vessels operating on time charters and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

          The following is a summary by percent of TCE Revenue by major operating segments (also refer to Note 13 of Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K) for each of the three years in the period ended December 31, 2006:

	For the Years Ended December 31,
	2006	2005	2004

TCE Revenue:
Crude Oil Fleet	57%	60%	72%
Product Carrier Fleet	43%	40%	28%

Total	100%	100%	100%

Operations

          There are two central aspects to the operation of our fleet:

•	Commercial Operations, which involves chartering a vessel; and

•	Technical Operations, which involves maintaining, crewing and insuring a vessel.

          Our office staff, either directly or through a subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition, construction management and oversight; and

•	financial, accounting and information technology services.

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

          As a general matter, spot rates are higher during the fourth and first quarters of the year, due to increases in demand for heating oil in the Northern Hemisphere and effectively reduced supply of vessels due to dislocations resulting from harsher weather.

          Crude Oil Tankers

          Our Suezmax tankers are commercially managed by Alliance Chartering LLC, a marketing alliance operated in conjunction with Frontline Ltd., another large Suezmax tanker operator. Alliance currently manages 36 Suezmax tankers, including the Suezmax fleets of Frontline Ltd. and several other owners. The overall size and quality of the fleet give us access to market information and improve our vessel utilization.

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

          Under an arrangement that commenced in December 2003, we have pooled all of our spot market Suezmax tankers with Suezmax tankers owned by several shipowners in the Gemini Pool. The pool now has 16 Suezmaxes. Alliance commercially manages the vessels in the pool and revenues are paid into the pool for the vessel performing the charter. Revenues received by the pool are shared by the Company and the other shipowners according to an agreed formula.

          Product Carriers

          Our product carriers are available for spot market voyages, COAs or time charters and are commercially managed by us and 29 of our 31 product carriers are on time charter (2 vessels chartered-in are in the Libra pool). The charterers of time chartered vessels decide where to send the vessels to load and discharge. We trade our other product carriers in the spot market or under COAs.

          In 2006, we established Libra, a wholly owned subsidiary of OMI, as a pool to commercially manage product carriers. Currently, there are four vessels in the pool, two of which are time chartered to OMI.

          Technical Operations

          All of our owned vessels are operated and managed on a technical basis by our wholly owned subsidiary, OMI Marine Services LLC (“OMS”). Technical management involves crewing, maintaining and insuring the vessels and arranging for vetting by customers, potential customers and others. OMI Corporation provides certain services to OMS, including arranging insurance and providing claims services. OMS currently obtains crews and other technical management services through OMI Crewing Services Ltd. (“OCS”), a Bermuda company and Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), in Mumbai, India, both of which the Company acquired in 2006. OMCI provides crews, most of whom are from India. In addition to operating the vessels during voyages, the crews perform general maintenance, sometimes with the help of additional personnel. Recently, we have formed German subsidiaries to manage vessels owned by German owners. One of the subsidiaries currently manages five vessels for a fee, allowing us to retain access to crew members who sailed on OMI vessels which were sold, and who are in high demand and would otherwise be lost to us.

          Our Indian subsidiary provides us with the ability to ensure that the standards of recruiting and training that we require are followed and that the training of crew members includes continuous updating and emphasizes awareness of, and adherence to, applicable environmental and safety regulations. As part of this relationship, we jointly sponsor and hold monthly training seminars for crew members in India to discuss and promote environmental and safety compliance. Many of our crew members frequently crew on our vessels and have attended our jointly sponsored seminars to improve their shipboard skills and heighten their environmental awareness.

          Our vessels are inspected often by customers, potential customers, regulatory authorities and by us. We also drydock our vessels periodically as required by applicable regulations or earlier, as appropriate. Our employees prepare specifications for and observe the performance of the drydockings to ensure proper performance. The vessels that we time charter are managed by their respective owners or their appointees (our two time chartered-in product carriers are managed by our newly-formed German subsidiaries), who provide crews and all technical services for these vessels and also obtain required vettings from major oil companies. We manage the two Panamax product carriers under terms of the bareboat charters.

          Competition

          The international shipping industry is highly competitive with many market participants. There are approximately 3,500 tankers aggregating approximately 345 million dwt, and the largest tanker owner has less than 5.0% of the total market dwt. The refined petroleum products transport segment is even more fragmented than the crude oil transport segment with the largest fleet being approximately 2.6% of the segment.

          In the spot market, our vessels compete with all other vessels that satisfy the size and availability requirements specified by a customer. Competition in the spot market is based primarily on price, although many charterers are becoming more selective with respect to the quality of vessel they charter, focusing on a number of factors, including vessel age, ship specifications, such as double hulls, reliability and quality of operations. Our competitors in the crude oil and products transport market are mainly privately owned fleets and some government owned fleets. We also compete with oil companies and traders who own or charter-in vessels. Competition for voyage charters may also include vessels that are in other classes. For example, our Suezmax tankers compete with VLCC tankers in certain markets and with Aframax tankers in other markets.

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

          Employees and Labor Relations

          As of December 31, 2006, we had approximately 68 office employees in Stamford, Connecticut and in London, England and OMCI, our Indian subsidiary in Mumbai, had 101 employees. Additionally, there are in aggregate approximately 1,000 seagoing personnel on board our vessels at any one time.

          A subsidiary signs labor contracts with labor organizations in India that represent seagoing personnel. One of these contracts is with a union representing the ratings, or non-officer, seagoing personnel and another is with a union representing officers. Our labor relations historically have been good and we expect these positive relations to continue.

          Customers

          In 2006, the Company received revenue from BP Shipping Ltd. of $80,450,000 (11% of gross revenues) and Chartering and Shipping S.A. (“CSSA”), an affiliate of Total S.A., of $73,369,000 (10% of gross revenues).

          No customer provided 10% or more of gross revenues in 2005.

          In 2004, the Company received revenue from CSSA of $67,327,000 (12% of gross revenues) and from Chevron Transport Corp. of $53,966,000 (10% of gross revenues).

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

          The requirements contained in the International Safety Management Code, or ISM Code, promulgated by the IMO also affects our operations. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. OMS, our wholly owned subsidiary that is the technical operator of all of our owned vessels, is certified as an approved ship manager under the ISM Code, as is OMCI, to whom work is subcontracted.

          The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a Document of Compliance, issued by the vessel’s flag state, or by an appointed classification society, under the ISM Code. All of our vessels, OMS and OMCI have received ISM Certification.

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

          Protection and Indemnity (“P&I”) Insurance. We maintain P&I insurance for pollution and spillage of up to $1 billion, and for war and terrorist-related acts of $200 million, in each case per occurrence per vessel. P&I insurance is provided by mutual marine indemnity associations, or P&I Clubs, formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members. Each P&I Club has capped its exposure to each of its members at $4.25 billion; each member’s potential exposure to the P&I Club is not otherwise limited except for accidents involving passengers and crew on passenger vessels, where limitations are set at $3,050,000. Deductibles vary up to $25,000 per claim, depending on the nature of the claim. As with other forms of mutual insurance, the members of each P&I Club share in the benefits if the overall results of the P&I Club are favorable and are liable for additional payments when and if required.

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

          We are subject to various other taxes, such as on our non-shipping income in the United States, and certain local taxes, as well as some taxes in the U.K. and India.

          Under current law, we will not be subject to income taxation under the laws of the Republic of the Marshall Islands, and distributions to us by our subsidiaries also will not be subject to any Republic of the Marshall Islands tax.

GLOSSARY OF SHIPPING TERMS

Aframax	means a tanker of 80,000 to 120,000 dwt.

Backhaul	when a vessel loads a cargo near the vessel’s prior discharge port and transports the cargo near the next load port.

Bareboat	means a charter from another vessel owner for use by the Company, and the Company is responsible for the vessel expenses, drydocking and capital improvements of the vessel.

Ballast	a vessel is in ballast when it is steaming without cargo and is usually loaded down with seawater for stability.

Bunker	fuel oil used to operate a vessel’s engines and generators.

b/d	means barrels per day.

CERCLA	is the abbreviation for the Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

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

dwt	means deadweight ton, expressed in metric tons each of which is equivalent to 1,000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

Gross ton	means the volume of the interior of a vessel including all spaces except the void areas related to a double hulled, double sided or double bottomed vessel, expressed in a ton equal to 100 cubic feet.

Handymax	is a vessel of 40,000 to 50,000 dwt.

Handysize	is a vessel of 25,000 to 40,000 dwt.

Hull and machinery insurance	is the basic asset coverage insurance for repair or replacement of a damaged or lost vessel.

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

Lay-up	means taking a vessel out of service, generally for an extended period.

Lightering	is the process of discharging a vessel’s cargo into smaller vessels.

Lightweight	means the weight of the hull and superstructure in long tons.

Newbuilding	means a newly constructed vessel.

OPA 90	is the abbreviation for the U.S. Oil Pollution Act of 1990.

Off-hire	is any period in which a vessel under charter is not earning revenue.

Orderbook	refers to vessels under contract to be constructed, usually expressed by number of vessels or dwt.

Panamax	means a vessel of 50,000 to 80,000 dwt.

Pool	is a grouping of vessels in which the financial results are aggregated, then distributed among pool members according to an agreement.

Product carrier	means a tanker that is used to transport refined oil products, such as gasoline, jet fuel or heating oil.

P&I insurance	is insurance obtained through a mutual association or “P&I Club” formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members.

Scrapping	is the process by which a vessel is stripped of equipment and broken up, generally for reprocessing of its steel.

Sister ship	is a vessel built to the same plans and specifications as another vessel.

Slow steaming	means slowing the speed of the vessel, which saves fuel.

Special survey	refers to the inspection of a vessel by a Classification Society surveyor that takes place every four to five years.

Spot market	is the market for immediate chartering of a vessel.

Suezmax	means a vessel of 120,000 to 200,000 dwt, which generally transports about one million barrels of oil.

Synthetic time charter	means achieving the equivalent of a time charter for a vessel that trades in the spot market by taking a short position in a long-term FFA that qualifies as a cash flow hedge.

Tanker	means a vessel designed to carry liquid bulk commodities.

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

Time charter equivalent or TCE	the time charter equivalent or “TCE” is voyage revenues less voyage expenses, and serves as an industry standard for measuring and managing fleet revenue.

Ton	means a metric ton which is 1,000 kilograms or 2,204.6 pounds.

Trading	means finding business and negotiating terms.

ULCC	means an Ultra Large Crude Carrier, of greater than 320,000 dwt.

Vessel expense	refers to fixed expenses (as opposed to voyage expenses) to operate the vessel, such as crew, maintenance and repair, and insurance.

Vetting	refers to the process by which a vessel or company is inspected and appraised by charterers or interested parties to determine if it meets their standards.

VLCC	means a Very Large Crude Carrier, of 200,000 - 320,000 dwt, which generally transports two million barrels or more of crude oil.

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

          The Company is subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, changes in interest rates, demand variations and volatility, potential loss of key personnel, supply of critical parts for vessels causing disruptions, government legislation and regulation, and adverse impacts from natural causes. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. Investors and prospective investors should carefully consider the following risks and the information contained in “Forward Looking Statements” on page 58 of this Annual Report on Form 10-K before deciding whether to invest in our securities.

          Management believes that the most significant potential risk factors faced by the Company, are the following:

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

          The demand for tanker capacity to transport crude oil and other petroleum products is influenced by among other factors:

•	increases and decreases in crude oil production, particularly by OPEC and other key producers, and in the demand for crude oil and petroleum products;

•	global and regional economic and political conditions;

•	developments in international trade;

•	environmental concerns and regulations;

•	weather;

•	substitution by, and availability of, alternate energy sources; and

•	changes in seaborne and other transportation patterns.

          A change in any one of these factors could materially affect the demand for tanker capacity and charter rates. Historically, the crude oil and petroleum products markets have been volatile as a result of the many conditions and events that affect these factors.

WE MAY EXPERIENCE DIFFICULTIES IN ANTICIPATING MARKET TRENDS

          Our future success depends upon our ability to anticipate changing market trends and to adapt our business strategy to continue to be profitable in the changing market. We may not be able to adapt our business timely to meet the changing market needs. Any such failure would have a material adverse effect on our business. The shipping industry can undergo dramatic changes, including regulatory and environmental changes, additional building or scrapping of vessels, changes in industry participants, terrorism or war and severe weather. Such changes can present significant challenges to our ability to continue to provide the services to our customers.

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

          The supply of tankers generally increases with deliveries of new vessels and decreases with the scrapping of older vessels, conversion of vessels to other uses, such as floating production and storage facilities, and loss of tonnage as a result of casualties. Currently, there is significant newbuilding activity with respect to virtually all sizes and classes of tankers. If the amount of tonnage delivered exceeds the number of vessels being scrapped, tanker capacity will increase. If the supply of tanker capacity increases and the demand for tanker capacity does not, the charter rates paid for our vessels could materially decline. Such a decline in charter rates would likely have a material adverse effect on our revenues and profitability. Further, newer vessels tend to be more efficient in size and movement, meaning that more scrapping of an equivalent amount of tonnage may still result in an effective increase in supply.

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

          We cannot assure you that all risks are adequately insured against, that any particular claim will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. In particular, more stringent environmental regulations at times in the past have resulted in increased costs for, and in the lack of availability of, insurance against the risks of environmental damage or pollution. We recently began operating vessels for third parties. Many of the risks attendant to ownership also fall to the operator.

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

          OPA 90 affects all vessel owners shipping oil or hazardous material to, from or within the United States. OPA 90 allows for potentially unlimited liability without regard to fault for owners, operators and bareboat charterers of vessels for oil pollution in U.S. waters. Similarly, the International Convention on Civil Liability for Oil Pollution Damage, which has been adopted by most countries outside of the U.S., imposes liability for oil pollution in international waters. OPA 90 expressly permits individual states to impose their own liability regimes with regard to hazardous materials and oil pollution incidents occurring within their boundaries. Insurance for an oil pollution incident is limited to $1 billion, and the costs and claim involved in a large spill could exceed the insurance.

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

          Crew members, suppliers of goods and services to our vessels, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by either arresting or attaching a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings and cash flow for the related off-hire period.

          In addition, international vessel arrest conventions and certain national jurisdictions allow the arrest of vessels that are within the same legal ownership as the vessel that is subject to the claim or lien. Certain jurisdictions go further, permitting not only the arrest of vessels within the same legal ownership, but also any “associated” vessel. In nations with these laws, an “association” may be recognized when two vessels are owned by companies controlled by the same party. Consequently, a claim may be asserted against us, any of our subsidiaries or our vessels for the liability of one or more of the other vessels we own.

TERRORIST ATTACKS, INCREASED HOSTILITIES OR WAR COULD LEAD TO FURTHER ECONOMIC INSTABILITY, INCREASED COSTS AND DISRUPTION OF OUR BUSINESS

          Terrorist attacks, such as the attacks that occurred in the United States on September 11, 2001 and the later bombings in Spain and London, and the current conflicts in Iraq and Afghanistan and other current and future conflicts, may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

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

COMPANY SPECIFIC RISK FACTORS

WE MAY NOT BE SUCCESSFUL MAINTAINING OUR BUSINESS

          Maintaining our business, and growing it as opportunities arise, is critical to our strategy. We may not be successful in expanding our operations and any expansion may not be profitable. Our future growth will depend upon a number of factors, both within and outside of our control. These include:

•	our identification of new markets;

•	our acceptance by new customers;

•	our identification and acquisition on favorable terms of acquisition candidates;

•	our successful integration of any acquired businesses with our existing operations;

•	our ability to hire and train qualified personnel; and

•	our ability to obtain required financing.

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

FORWARD FREIGHT AGREEMENTS REDUCE GAINS OR CAUSE LOSSES

          The Company uses forward freight agreements (“FFAs”) as a hedge to protect against declines in rates for vessels in the spot market. We also speculate with FFAs by taking long positions (if the rates increase (decrease) we have a gain (loss)). To the extent we make trades in FFAs and our market analysis is incorrect, we may reduce potential gains or incur losses.

INDEBTEDNESS MAKE US SENSITIVE TO INTEREST RATE CHANGES AND COULD ADVERSELY IMPACT OUR ABILITY TO INCUR ADDITIONAL INDEBTEDNESS OR ENGAGE IN TRANSACTIONS

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

          While our indebtness has been decreasing and is at a historical low as a percentage of total capitalization, it could increase if we obtained more assets. Substantial leverage and financial covenants could affect our ability to incur additional indebtedness or engage in certain transactions.

          The degree to which we are leveraged now or in the future could have important consequences to investors, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures and vessel acquisitions may be impaired;

•	a substantial portion of our cash flow from operations may have to be dedicated to the payment of the principal of and interest on our indebtedness;

•	our leverage may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

•

we have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition or regulation;

•	rising interest rates during periods when we have a substantial portion of our indebtedness bearing interest at variable rates could have a material adverse effect on us; and

•	if we are unable to service our debt our creditors could accelerate our debt and foreclose on our fleet.

WE MAY BECOME SUBJECT TO U.S. FEDERAL INCOME TAXATION ON OUR U.S. SOURCE SHIPPING INCOME

          We believe that we currently qualify under Section 883 of the Code, as amended (the “Code”), for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule. We can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax, likely imposed on a gross basis at 4%, on our U.S. source shipping income, which constitutes not more than 50% of our gross shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

WE ARE DEPENDENT ON THE CREDITWORTHINESS OF OUR CUSTOMERS

          As we increase the portion of our revenues from time charters and synthetic time charters, we increase our reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates.

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

FUEL PRICES MAY INCREASE AND REDUCE OUR PROFITS

          The cost of fuel for vessels OMI operates is significant for vessels operating in the spot market. Rising fuel prices can reduce our profits for vessels operating on voyage charters in the spot market. The price of fuel fluctuates and is unpredictable. Prices can change based on events outside our control, including supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war regional production patterns and environmental concerns. As a result, an increase in the price of fuel may adversely affect our profitability. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business.

OPERATING COSTS AND CAPITAL EXPENSES WILL INCREASE AS THE COMPANY’S VESSELS AGE

          As the age of the vessel increases capital expenditures and operating costs necessary for maintaining a vessel in good operating condition increase. The older a vessel becomes the more likely that the operating costs of that vessel will increase. Increases in costs may include new equipment needed to comply with changes in governmental regulations and other compliance standards. In order to add such equipment, we may be required to take vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable the Company to operate older vessels profitably during the remainder of their economic lives.

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

WE MAY NOT BE ABLE TO PAY DIVIDENDS

          Our Board of Directors currently intends on paying a quarterly dividend. Any determination by our Board of Directors to pay dividends in the future will be at their discretion and will depend upon the results of our operations, financial condition, capital restrictions, covenants and other factors deemed relevant by our Board of Directors.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock may be volatile. Factors that could cause that volatility include:

•	fluctuations in our annual or quarterly financial results or those of our competitors;

•	failures of our operating results to meet the estimates of securities analysts or the expectations of our stockholders or changes by securities analysts in their estimates of our future earnings;

•	the perceived risks associated with our possible future issuances of additional shares of common stock, unfavorable publicity; and

•	changes in environmental and other laws or regulations that adversely affect our industry or us.

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

          The existence of some provisions in our corporate documents could delay or prevent a change in control of our Company, if the Board of Directors were opposed to the change of control. Our articles of incorporation and bylaws contain provisions that may make acquiring control of our Company difficult, including:

•	provisions relating to the classification, nomination and removal of our directors;

•	provisions limiting the right to call special meetings of our stockholders; and

•	the authorization given to our Board of Directors to issue and set the terms of preferred stock.

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

          The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the New York Stock Exchange have promulgated rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers. Compliance with these new rules increased our legal and accounting costs, since 2004. Additionally, if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

IT MAY NOT BE POSSIBLE FOR OUR INVESTORS TO ENFORCE U.S. JUDGMENTS AGAINST US

          Substantially all of our assets and those of our subsidiaries are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States upon us or to enforce judgment upon us for civil liabilities in U.S. courts. In addition, you should not assume that courts in the countries in which we or our subsidiaries are incorporated or where our or the assets of our subsidiaries are located would:

•	enforce judgments of U.S. courts obtained in actions against us or our subsidiaries based upon the civil liability provisions of applicable U.S. federal and state securities laws; or

•	enforce, in original actions, liabilities against us or our subsidiaries based upon these laws.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

          OMI leases office space adequate for its needs in Stamford, Connecticut, London, England and Mumbai, India. For a description of other non-real properties, see Our Fleet in Part I, Item 1. Business section.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2006.

Item 4A.	EXECUTIVE OFFICERS

          Set forth below is certain information with respect to our management and directors as of February 23, 2007.

Name	Age	Position

Craig H. Stevenson, Jr.	53	Chairman of the Board, Chief Executive Officer
Robert Bugbee	46	President and COO; Director
Kathleen C. Haines	51	Senior Vice President, Chief Financial Officer and Treasurer
Cameron Mackey	39	Senior Vice President, OMI Marine Services LLC
Fredric S. London	59	Senior Vice President, General Counsel and Secretary

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

          The following descriptions of occupations or positions that the executive officers of the Company have held during at least the last five years:

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

          Cameron Mackey was elected Senior Vice President of OMS in 2004. He had been working in Business Development at OMI since June 2002. Prior thereto he was obtaining an MBA and working on tankers in varying capacities for another owner.

          Fredric S. London was elected Senior Vice President, Secretary and General Counsel of the Company in 1998. He had been Senior Vice President, Secretary and General Counsel of Old OMI since December 1991.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

          OMI common stock trades on the New York Stock Exchange under the symbol “OMM”. As of February 23, 2007 the number of stockholders of record was 2,105 of OMI common stock. There were an additional number of approximately 30,000 beneficial owners. The high and low sale prices of the common stock, as reported by the New York Stock Exchange, were as follows:

2006 Quarter	1st	2nd	3rd	4th

High	$18.95	$22.06	$24.18	$24.34
Low	$16.25	$17.79	$20.01	$20.05

2005 Quarter	1st	2nd	3rd	4th

High	$21.30	$19.94	$20.38	$20.18
Low	$15.21	$16.70	$16.17	$16.47

Dividend Policy and Payments for Dividends to Stockholders

          The Company currently intends to pay a regular quarterly dividend; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon OMI’s results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors.

          In February 2007, the Company declared a dividend of $0.15 per share to holders of record on March 19, 2007 to be paid on March 28, 2007.

          During 2006, our Board of Directors declared quarterly dividends aggregating $0.465 per share to shareholders of record at designated dates aggregating $30.9 million (the fourth quarter dividend of $8.8 million was declared in November 2006 and paid on January 8, 2007). The Company paid dividends on its common stock in the amount of $0.10 per share on April 12, 2006 to holders of record on March 22, 2006; a dividend of $0.10 per share on July 5, 2006 to holders of record June 21, 2006; a dividend of $0.125 per share on October 11, 2006 to holders of record October 2, 2006; and a dividend of $0.14 per share on January 8, 2007 to holders of record on December 28, 2006. In 2006, aggregate payments for dividends were $27.9 million.

          During 2005, the Board of Directors declared quarterly dividends aggregating $0.32 per share to shareholders of record at designated dates aggregating $26.7 million (the fourth quarter dividend of $5.7 million was declared in December 2005 and paid on January 11, 2006). In 2005, aggregate payments for dividends were $25.9 million.

Stock Repurchases

          During 2006, OMI repurchased common stock under four of the five authorities: (1) in October 2005, the Board of Directors approved the purchase of up to $70,000,000 of the Company’s common stock; (2) in February 2006, the Board of Directors approved the purchase of up to $70,000,000 of the Company’s common stock; (3) in April 2006, the Board of Directors approved the purchase of up to $70,000,000 of the Company’s common stock; (4) in September 2006, the Board of Directors approved the purchase of up to $70,000,000 of the Company’s common stock; and (5) in November 2006, the Board approved the purchase of up to $140,000,000 of the Company’s common stock. As of December 31, 2006, the Company had repurchased an aggregate of 9,658,000 shares at an average price of $20.25 per share and $154,631,000 remained available for repurchase under the November and September 2006 authorities.

          The following table shows the fourth quarter 2006 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

October 2006	3,190,300	$22.23	3,190,300	7,931,572
November 2006	374,569	22.33	374,569	7,557,003
December 2006	670,000	21.04	670,000	7,349,402

Total	4,234,869	$22.05	4,234,869

(a)	Remaining shares in each month represent the remaining dollar amount authorized and the average purchase price in the related month.

Equity Compensation Plans

          The following table summarizes information, as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which grants of options and restricted stock have been granted from time to time:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	39,000	$4.16	3,663,381
Equity compensation plans not approved by security holders	—	N/A	—

Total	39,000	$4.16	3,663,381

(1)	The options in the table above were issued under the 1998 Stock Option Plan.

Item 6.	SELECTED FINANCIAL DATA

          Set forth below is selected financial data for the periods and dates indicated. The following data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

OMI CORPORATION AND SUBSIDIARIES

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data, ratios, number of vessels and average age of fleet)
Income Statement Data:
Revenue	$718,907	$652,367	$564,674	$323,153	$201,557
Operating Expenses:
Voyage Expense	139,550	136,743	80,183	53,756	37,962
Vessel Expense	93,386	89,116	62,801	56,783	51,478
Charter Hire Expense	158,120	72,781	59,996	22,668	16,654
Depreciation and Amortization	61,586	68,399	56,172	50,891	43,583
General and Administrative	34,296	31,683	24,867	16,603	12,689
Provision for Settlement and Related Expenses	—	—	—	6,000	—
Provision for Impairment Loss on Vessels	—	—	—	2,770	—
(Gain) Loss on Disposal of Vessels—Net	(108,321)	(57,965)	(1,726)	14,358	289
Operating Income	340,290	311,610	282,381	99,324	38,902
Interest Expense	41,938	43,739	34,460	23,854	24,845
Net Income	306,558	275,169	245,695	76,471	15,469

Share and Per Share Data:
Basic Earnings per Common Share	$4.54	$3.39	$2.87	$0.98	$0.22
Diluted Earnings per Common Share	$4.54	$3.39	$2.86	$0.98	$0.22
Weighted Average Shares Outstanding:
Basic	67,540	81,112	85,712	77,934	70,829
Diluted	67,592	81,177	85,839	78,182	71,033
Cash Dividends Declared per Common Share	$0.465	$0.32	$0.22	—	—

Balance Sheet Data at End of Year:
Cash and Marketable Securities	$183,311	$42,297	$41,805	$48,788	$40,890
Vessels Held for Sale	53,181	—	—	16,514	—
Vessels and Other Property—Net	1,250,608	1,488,230	1,487,598	991,173	864,953
Construction in Progress (Newbuildings)	—	84,042	116,895	31,584	37,857
Total Assets	1,589,372	1,728,043	1,771,006	1,153,820	989,621
Current Portion of Long-Term Debt	20,286	34,491	33,200	21,369	32,602
Long-Term Debt, Non-Current Portion	573,964	861,376	907,236	543,503	477,959
Total Stockholders’ Equity	841,278	754,936	767,402	537,764	437,822

Other Data:
Time Charter Equivalent Revenue(a)	$576,095	$514,105	$483,566	$269,172	$163,468
EBITDA(b)	410,082	387,307	336,327	151,216	82,491
Capital Expenditures:
Vessels, Other Property and Construction in
Progress Payments	118,332	148,597	675,639	229,720	206,757
Payments for Drydocking	3,080	4,387	4,087	1,621	5,086
Ratio of Total Debt to Total Capitalization(c)	41%	54%	55%	51%	54%

Fleet Data at End of Year:
Number of Vessels	46	45	42	36	36
Average Age of Fleet (Years)	3.3	2.9	2.8	5.8	6.2

(a)

Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure, because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. The following table reconciles Revenue with TCE revenue.

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands)
Revenue	$718,907	$652,367	$564,674	$323,153	$201,557
Less: Other Revenue	3,262	1,519	925	225	127

Voyage and Time Charter revenue	715,645	650,848	563,749	322,928	201,430
Voyage Expense	139,550	136,743	80,183	53,756	37,962

TCE Revenue	$576,095	$514,105	$483,566	$269,172	$163,468

(b)

OMI’s definition of EBITDA is income before interest, taxes, and depreciation and amortization. We use EBITDA in order to provide meaningful additional information that enables management to monitor and evaluate our ongoing operating results and trends and to provide investors with an understanding of operating performance over comparative periods. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. OMI has presented EBITDA, however, because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. OMI’s computation of EBITDA, however, may not be comparable to similar titled measures of other companies. The following is a reconciliation of net income, as reflected in our Consolidated Statements of Income, to EBITDA:

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands)

Net Income	$306,558	$275,169	$245,695	$76,471	$15,469
Add (Subtract):
Interest Expense	41,938	43,739	34,460	23,854	24,845
Benefit for Income Taxes	—	—	—	—	(1,406)
Depreciation and Amortization	61,586	68,399	56,172	50,891	43,583

EBITDA	$410,082	$387,307	$336,327	$151,216	$82,491

(c)	Ratio of Total Debt to Total Capitalization was calculated as debt (current debt plus long-term debt) divided by capitalization (debt plus stockholders’ equity.)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The following presentation of management’s discussion and analysis of results of operations and financial condition should be read in conjunction with our consolidated financial statements, accompanying notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

2006 Financial Summary

Overview

          OMI’s revenue is derived from our investment in modern vessels used to provide seaborne transportation services for crude oil and petroleum products in the international shipping markets. Our customers include major independent and state-owned oil companies, major oil traders, government entities and various other entities.

          We own or charter-in a fleet of 44 vessels (see Our Fleet in the Business section, Item 1), not including a vessel that was contracted for sale in January 2007, and we have contracted to have two product carriers constructed. They are scheduled to be delivered in the first quarter of 2009.

          We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (which we refer to as our “clean fleet”), such as gasoline and aviation fuel, from refineries to distribution areas. The average age of our 44 vessels at December 31, 2006 was 3.2(1) years.

          Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of December 31, 2006, based on our operating fleet of 44 vessels (excluding 2 vessels; one sold in February and the other is scheduled to be sold in the third quarter). Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

          OMI’s financial performance in 2006 resulted from the following key elements of our business strategy:

•

concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over VLCCs), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated 12 ice class product carriers, further expanding trading capabilities;

•	maintain high quality vessels and standards of operation through improved environmental and safety procedures,(2) crew training and maintenance and repair procedures;

•

manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover certain fixed costs (currently covered until 2008). The fixed costs covered are vessel and charter hire expenses for vessels with time charters and synthetic time charters, corporate general and administrative and interest expense; and

•

maintain a balance between available liquidity to purchase vessels and/or the Company’s common stock as market conditions and opportunities arise and maintaining prudent financial ratios (e.g., leverage ratio = total debt divided by total debt and equity).

          Note (2): We believe our operations comply in all material respects with applicable environmental laws. To reduce our exposure, we seek to maintain standards and practices to meet or exceed these laws and regulations.

          For the year ended December 31, 2006, we earned a record Net Income of $306.6 million or $4.54 basic and diluted Earnings per Share (“EPS”), which included the Gain on the Disposal of Vessels of $108.3 million compared to the previous record Net Income of $275.2 million or $3.39 basic and diluted EPS for the year ended December 31, 2005, which included the Gain on the Disposal of Vessels of $58.0 million and the Gain on Extinguishment of Notes of $4.7 million. (For discussion about 2005 compared to 2004, see Consolidated Results under For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.)

          The following table illustrates financial highlights for the three years ended December 31, 2006 (amounts in millions, except per share data and percentages):

	2006	2005	2006 vs. 2005 % Change	2004	2005 vs. 2004 % Change

For the Years Ended December 31:
Revenue	$718.9	$652.4	10%	$564.7	16%
Voyage and Time Charter Revenue	$715.6	$650.8	10%	$563.7	15%
Voyage Expenses	$139.5	$136.7	2%	$80.2	70%
TCE Revenue(1)	$576.1	$514.1	12%	$483.5	6%
Management Fee and Other Revenue	$3.3	$1.6	106%	$1.0	60%
Net Income	$306.6	$275.2	11%	$245.7	12%
Gain on Disposal of Vessels	$108.3	$58.0	87%	$1.7	3312%
Diluted EPS	$4.54	$3.39	34%	$2.86	19%
Dividends Declared Per Share	$0.465	$0.320	45%	$0.220	45%

As of December 31:
Shares Outstanding	62.5	71.3	-12%	85.6	-17%
Cash and Marketable Securities	$183.3	$42.3	333%	$41.8	1%
Vessels, CIP and Other Property—Net(2)	$1,303.8	$1,572.3	-17%	$1,604.5	-2%
Total Debt	$594.3	$895.9	-34%	$940.4	-5%
Future Long-Term Contract Revenue	$767.7	$578.4	33%	$222.1	160%

(1)

TCE Revenue is Time Charter Equivalent Revenue and it is equal to the Voyage Revenues less Voyage Expenses. See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue.

(2)	Includes $53.2 million for Vessels Held for Sale at December 31, 2006.

          Revenue of $718.9 million for the year ended December 31, 2006 increased $66.5 million or 10% compared to revenue of $652.4 million for the year ended December 31, 2005. We use TCE revenue as a measure of earnings performance (see Results of Operations and Time Charter Equivalent Revenue sections). During 2006, TCE revenue of $576.1 million increased $62.0 million or 12% compared to $514.1 million for the year ended December 31, 2005. This increase was primarily from revenues earned by vessels on time charter from both our crude and clean fleets. TCE rates earned by our crude and clean fleets in 2006 were 25% and 12%, higher, respectively, than the comparable 2005 period. Increased rates for vessels on time charter reflect additional vessels earning profit sharing in 2006 and new time charter contracts at higher rates that began in 2006. Average spot daily TCE rates for Suezmax vessels operating on spot were 6% higher in 2006 compared to 2005 although in general the market was lower in 2006 than 2005 (see Market Overview for explanations). During 2006, there was a net 8% increase in operating days for vessels owned and chartered-in and a 121% increase in operating days relating to pool participant vessels. Increases in operating days are attributed to product carrier acquisitions, additional vessels chartered-in and additional vessels operating in the Gemini Pool.

          Although spot rates have been strong since 2004, rates have been and can be very volatile between quarters and over periods of many years, and where cycles of peaks and lows become apparent. The Company has prepared for future uncertainty in rates by contracting the majority of our tonnage (84%) on time charters and synthetic time charters; 25% of our fleet’s tonnage have time charters that have upside potential with profit sharing arrangements. We have entered into synthetic time charter contracts for the equivalent of 3.75 Suezmaxes for 2007, and the equivalent of 3.50 Suezmaxes for 2008 and the first half of 2009.

          There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined products). Market conditions (see Market Overview section) and economic and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenue and Operating income:

(1)	spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements) and the number of revenue earning operating days of our fleet;

(2)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization);

(3)	managing the timing of sales and purchases or vessels;

(4)	capitalizing on our experience and reputation in the industry; and

(5)	managing costs.

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

          Our customers demand high quality modern vessels that operate safely and efficiently by a company with good environmental policies and procedures. We continually strive to meet and exceed our customers’ requirements and at the same time manage our financial risks to maximize profits.

          The following significant transactions occurred during 2006 which met the objectives outlined in our business strategy above:

          Increases in Vessels

•	We took delivery of five product carrier newbuildings, which approximated $198 million in aggregate capitalized costs.

•	In December 2006, we signed an agreement to construct two product carriers for an aggregate cost of $91.3 million, which are scheduled to be delivered in the first quarter of 2009.

Disposition of Vessels

•

We sold nine vessels: four Suezmax vessels (1998-2001 built), two Panamax product carriers (2003 built) and three handysize product tanker (1999-2004 built) for an aggregate of approximately $500 million in net proceeds. Five of these vessels (two Suezmaxes and three product carriers) have been chartered back to the Company. Three of the nine vessels (two Suezmaxes and one product carrier) were placed in the Suezmax and product carrier pools, that OMI owns and operates, by their new owners.

•

In October 2006, we agreed to sell two product carriers (ASHLEY and GANGES), one which will be chartered back, for a sales price aggregating approximately $88.8 million. The vessels were delivered to the new owners in February 2007 (see Recent 2007 Activities below). These vessels were held for sale at their net book values aggregating $53.2 million at December 31, 2006.

Time Charter Contacts

•

We began 14 new time charters in 2006 for periods of up to three years. Four were new time charters for Suezmax vessels and another four were for the newbuilding product carriers acquired. These eight new contracts increased time charter revenue in 2006 compared to 2005. Six other vessels had time charters which expired during the year, all of which began new or renewed time charter contracts in 2006. Currently, we have approximately $631 million in time charter revenue (excluding any potential profit sharing) for the period from January 2007 to May 2012.

•	We began trading in synthetic time charters in 2006, resulting in additional contracted revenue of $127 million from January 2007 to September 2009.

Dividends

•	We declared quarterly dividends aggregating $0.465 per share in 2006. Dividends declared increased three times in 2006 or 45% over the aggregate quarterly dividends declared of $0.32 in 2005.

Stock Repurchase Program

•

We repurchased and retired 9.7 million shares of common stock at an average of $20.25 per share aggregating approximately $195.5 million. The Board of Directors increased the Company’s authority to repurchase common stock four times, aggregating $350 million in additional authorities in 2006.

          Recent 2007 Activities

•

During January 2007, OMI agreed to sell the SEINE, a product carrier, for a gain on the sale of approximately $13.0 million, which will be recognized upon delivery, expected to be in the third quarter of 2007.

•

In February 2007, the two vessels contracted for sale in October 2006 were delivered. The GANGES (renamed KING ERNEST) was sold and chartered back; the gain on sale of approximately $19.5 million was deferred and is being amortized over the three year charter period. The ASHLEY (renamed KING ERIC), which was held for sale at December 31, 2006, resulted in a gain of approximately $16.1 million, which was recognized upon delivery and was entered into the Libra pool by the new owner.

•

On February 15, 2007, the Board of Directors approved an increase in the quarterly dividend from $0.14 per share to $0.15 per share and declared the $0.15 per share dividend to shareholders of record on March 19, 2007, which will be paid on March 28, 2007.

•

In the first quarter of 2007 (until February 23, 2007), 540,000 shares were repurchased at an average price of $20.77 per share aggregating $11.2 million. We have approximately $143 million of authority remaining for stock repurchases. We currently have 61,982,900 shares outstanding.

          We will continue to monitor current and anticipated overall market conditions and other factors relevant to OMI and will evaluate timely, any necessary action needed to be taken in the future. As OMI moves into 2007, the Company believes its risk management strategies, experienced employee base, and strong balance sheet will allow OMI to respond quickly to potential market opportunities (see Outlook for 2007 section).

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

          Suezmax Tanker Overview

          The tanker market continued at a very profitable level in the fourth quarter of 2006. The average spot TCE rate for Suezmax tankers in the West Africa to U.S. trade in the fourth quarter of 2006 was lower than the preceding quarter and the rate prevailing in the same period of last year. However, the annual average Suezmax TCE rate in 2006 was the second highest since at least 1990, as a result of continued world oil demand growth and high average OPEC oil production, notwithstanding an increase in the world tanker fleet. Freight rates in the crude oil tanker market have continued at high levels thus far in the first quarter of 2007.

OPEC Crude Oil Production and
Suezmax Tanker Earnings

Note: As of December 31, 2006
Source: Industry Sources

          The average OPEC oil production in the fourth quarter of 2006 totaled about 29.4 million barrels per day (“b/d”), about 0.8 million b/d lower compared to the preceding quarter and 0.4 million b/d below the level prevailing in the same quarter of last year. Almost all of the sequential quarterly decrease was from the long haul Middle East. This was due to OPEC’s successful agreement to cut its oil production by 1.2 million b/d beginning on November 1, 2006, in an attempt to reverse a decrease in oil prices. Subsequently, OPEC has agreed to lower its oil production by an additional 0.5 million b/d from February 1, 2007.

          World oil demand in the fourth quarter of 2006 was about 1.0 million b/d higher than the preceding quarter and averaged about 1.1 million b/d higher compared to the same period of last year. World oil demand in 2006 was about 0.8 million b/d, or 1.0% higher than in 2005. The moderate world oil demand growth in 2006 was the result of persistent high oil prices due to low spare oil production capacity and ongoing geo-political risks.

          Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of 2006 were about 35 million barrels, or 1.6% higher than the year earlier level, and 3.5% above the average of the last five years. At the same time, crude oil inventories were 4.0% and petroleum products inventories were 3.3% higher than the average of the last five years, respectively.

U.S., W. Europe and Japan Crude Oil Inventories

Note: Inventory figures as of end of December of each year.
Source: Industry Sources.

          The world tanker fleet totaled 345.4 million dwt at the end of 2006, up by about 20.4 million dwt or 6.3% from the year-end 2005 level. The total tanker fleet includes 45.8 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 7.5% from the year-end 2005 level.

          The tanker orderbook totaled about 129.0 million dwt, or 37.3% of the existing fleet at the end of 2006. Approximately 30.7 million dwt are for delivery in 2007, 35.3 million dwt in 2008, 45.6 million dwt in 2009, and most of the balance in 2010.

          The tanker orderbook includes 123 Suezmaxes of about 19.5 million dwt or 42.6% of the existing internationally trading Suezmax tanker fleet. Twenty-five Suezmaxes are for delivery in 2007, 22 in 2008, 61 in 2009 and the balance in 2010. The Suezmax orderbook for delivery in the next few years represents vessels to replace old tonnage affected by IMO regulations as well as to satisfy an expected increase in demand. It should be noted that more trades suitable for Suezmaxes are developing and that Suezmax tankers are flexible vessels since they are traded effectively in medium and long haul trades.

          At the end of 2006, approximately 30.4 million dwt or 8.8% of the total tanker fleet was 20 or more years old, including 9.9 million dwt or 2.9% of the fleet which was 25 or more years old. Furthermore, six Suezmaxes were 20 or more years old, including one which was 25 or more years old. Tanker sales for scrap and for Floating Production Storage Offloading (“FPSO”) and heavy-lift vessel conversion totaled about 5.1 million dwt in 2006, including four VLCCs and nine Suezmaxes of which three were U.S. flag and two were shuttle tankers.

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

          At the end of 2006, there were about 91.7 million dwt of tankers or 26.5% of the total tanker fleet which will be affected by these regulations.

          Product Tanker Overview

          Freight rates in the product tanker market continued at high levels in the fourth quarter of 2006, though the average spot TCE for handysize product tankers in the Caribbean was below the preceding quarter rate and the rate prevailing in the same period of last year. The product tanker market strength was the result of continuous growth in the demand for oil and shortage of refinery capacity in consuming areas, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have continued at high levels thus far in the first quarter of 2007.

          The world product tanker fleet, (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers) totaled about 83.2 million dwt at the end of 2006, up by about 10.9% from the year-end 2005 level. The total product tanker fleet includes about 45.7 million dwt handysize and handymax product tankers, up by 8.6% from the year-end 2005 level.

          The product tanker orderbook for delivery over the next few years totaled about 40.5 million dwt, or about 48.7% of the existing product tanker fleet at the end of 2006. Approximately 12.6 million dwt are for delivery in 2007, 13.1 million dwt in 2008 and most of the balance in 2009. At the end of 2006, approximately 13.4 million dwt or 16.1% of the existing fleet was 20 or more years old.

          The orderbook for handysize and handymax product tankers at the end of 2006 totaled about 15.0 million dwt or 32.8% of the existing handysize and handymax product tanker fleet. Approximately 5.7 million dwt are for delivery in 2007, 5.2 million dwt in 2008 and most of the balance in 2009.

          Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of 2006 were 43 million barrels or 3.1% higher than the same time a year ago, and 3.3% above the average of the last five years. At the same time, inventories of middle distillates, the seasonal product, in these areas were 3.1% and 4.7% higher than last year and the last five years average, respectively.

U.S., W. Europe and Japan Product Inventories

Note: Inventory figures as of end of December of each year.
Source: Industry Sources.

          The tanker market profitability is expected to continue in the winter months as a result of seasonal oil demand gains. For the balance of 2007, given the high tanker orderbook, tanker freight rates will depend on the level of world economic activity and oil demand growth as well as tanker scrappings.

          Critical Accounting Estimates

          The policies discussed below are considered by management to be critical to understanding our financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates, judgments, assumptions and form opinions in applying our accounting policies that significantly impact the results we report in our financial statements. Our most critical accounting estimates include revenue/expense recognition for voyage charters, evaluation for impairment of long-lived assets, depreciation expense, drydock amortization and fair value of FFAs.

          Revenue and Expense Recognition

          OMI generates operating revenue from two types of charters, time charters and voyage charters. Time charters are for a specific period of time at a specific rate per day or month and are generally not as complex or as subjective as voyage charters. Under a voyage charter (also called a spot market charter), we agree to provide a vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs are borne by us. Voyage revenue and expenses are recognized ratably over the duration of the voyage, based on the estimated number of days of a voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

          Revenue recognition for voyage charters may be calculated on either a load-to-load basis or on a discharge-to-discharge basis. Our accounting policy for recognition of voyage freight for vessels operating on voyage charters is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the discharge of cargo for the prior voyage to the discharge of cargo for the current voyage. Management believes that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. This is the predominant method used in the industry.

          Management uses judgment to estimate the number of days of a voyage. These estimates are generally supported by historical trends, more specifically about the operating capability of the vessel (speed and fuel consumption) and the trading route and are updated continuously as better information is known about a specific voyage. Actual results could differ from the estimated accruals in the Consolidated Balance Sheets and in the Consolidated Statements of Income. Collection of voyage revenue (or “freight”) and time charter revenue are reasonably assured and our allowance for doubtful accounts, included in Traffic receivables in the Consolidated Balance Sheets, associated with such revenue is insignificant.

          Demurrage income, included in voyage revenue, represents earnings from payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise, and it is also recognized when earned ratably over the estimated duration of the voyage to which it pertains. We also provide an allowance for our demurrage revenues based upon our historical record of collecting these amounts. We periodically review the adequacy of this allowance so that it properly reflects our collection history. Actual results could differ from estimated allowances that are included in the Consolidated Balance Sheets under the classifications Traffic receivables and also under the Voyage revenue category included in the Consolidated Statements of Income.

          Evaluation for Impairments on Long-Lived Assets

          Vessels and construction in progress payments are recorded at cost. Expenditures for maintenance, repairs and minor renewals are expensed. Major replacements and renewals are capitalized. The carrying values of our vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels have been historically cyclical and tend to fluctuate with changes in charter rates and the cost of newbuildings. Management reviews vessels for potential impairment when events or circumstances indicate that their values may have declined. In order to evaluate impairment of a vessel, assumptions about the future condition of the vessel and its operations are made. These assumptions are applied in a model in which we estimate the undiscounted projected future cash flows associated with the vessel and comparisons to the vessel’s carrying value to determine if a writedown to fair value is required. This process involves subjective assumptions about future events, and discount factors to be applied to projected cash flows when it is determined that an impairment existed. Estimated values can be affected by many factors beyond the Company’s control such as the overall market and economic trends, new regulations, and other changes. These factors can cause underperformance relative to expected operating results and impact the useful economic lives of the vessels. Consideration, evaluation and judgments are made for each of these factors when making assumptions about the future performance for each vessel. There were no circumstances or events during the year ended December 31, 2006 that would indicate to management that impairment existed in any of our vessels.

Carrying values at December 31, 2006 were determined to be appropriate and reasonable. However, if circumstances or events affecting these assumptions change, it could result in impairment charges in future periods that may be material.

          Depreciation Expense

          Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful lives of the assets up to the assets’ estimated salvage value. We estimate the useful lives of our vessels to be approximately 25 years, which is an industry standard. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation. Capital expenditures on our vessels relating to significant replacements, improvements or new equipment are depreciated over the shorter of the life of the capitalized asset or the remaining life of the vessel. Capital expenditures under our policy are based on management’s judgment required to determine if such expenditure extends the useful life of the vessel, increases operational efficiency or satisfies current safety and environmental requirements.

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

          Drydock Amortization

          The Company uses the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are deferred and amortized until the next drydock or special survey, which we estimate to be approximately a five year period for OMI’s vessels, given the young age of the fleet. Management uses judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense if drydocks occur earlier or later than originally estimated. We update our estimate of a vessel’s next scheduled drydock as necessary. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off as a component of the gain or loss upon disposal of vessels. Our drydock amortization expense was $1.4 million in 2006. This expense is included in Depreciation and amortization expense on the Consolidated Statement of Income. The deferred drydock balance at December 31, 2006 on the Consolidated Balance Sheet of $5.0 million represents unamortized deferred drydock balances for 9 of our 37 owned vessels.

          Fair Value of Forward Freight Agreements (“FFAs”)

          We have forward freight agreements that we account for as speculative transactions or cash flow hedges (also referred to as synthetic time charters). The speculative transactions are usually short term (one to three months), and each contract is usual small (5,000 to 10,000 dwt). Our synthetic time charters are long-term periods (six months to three years), and each contract is larger than the speculative transactions (32,500 to 130,000 dwt).

          We recognized the fair values of FFAs on our financial statements. For the speculative FFAs, we record the fair value as an asset or liability on the Consolidated Balance Sheets, and we record the changes in the fair value on the Consolidated Statements of Income. For the synthetic time charters that qualify for hedging accounting, we record the fair value as an asset or liability on the Consolidated Balance Sheets, and we record the change in the fair value to Other comprehensive income on the Consolidated Balance Sheets. The fair value of FFAs is the estimated amount the Company would receive or pay to terminate FFA contracts. The fair value of each FFA contract is calculated by using market rates and assumptions (the worldscale rate, bunker prices, and flat rates) from financial institutions, brokers, and exchanges. Management has to assess the reasonability of the market rates and assumptions, and the credit loss in the event of non-performance by the counter parties. The actual results could differ materially if there is a change in any of the market rates or assumptions.

          At December 31, 2006, the FFAs (including speculative and synthetic time charters) had an aggregate notional value of $140.8 million and a net fair value of $1.1 million. The Company has recorded a liability of $4.1 million related to the fair value of these derivatives, an asset of $2.5 million, and an unrealized loss of $1.9 million in Other comprehensive income on the Consolidated Balance Sheet. For the year ended December 31, 2006, we have recorded a realized gain on closed speculative contracts of $2.5 million and an unrealized gain on the open contracts of $0.6 million on the Consolidated Statement of Income.

Results of Operations

          Overview

          Our analysis and evaluation of our consolidated results of operations focuses on the operating performance of our crude oil and product carrier (“clean”) fleets. Our vessels are deployed under medium-to-long-term time charters, contracts of affreightment (“COAs”) or spot market charters in pools that we operate. We also use synthetic time charters (see Forward Freight Agreements section), which are included in our time charter revenues. Revenues vary with each type of charter and prevailing shipping rates. Expenses also vary with each type of charter and further depend on the cost of fuel, the ports and canals used and the shipping route.

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

          Voyage, time charters and COAs are available for varying periods, ranging from a single trip to a long-term arrangement. In general, a long-term charter assures the vessel owner of a consistent stream of revenue. Our use of time charters also reduces in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year, and weakest in the second and third quarters. Operating the vessel in the spot market affords the owner greater speculative opportunity, which may result in high rates when ships are in high demand or low rates (possibly insufficient to cover costs) when ship availability exceeds demand. Ship charter rates are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and many other factors beyond our control.

          Consistent with industry practice, we use TCE revenue, which comprises revenue from vessels operating on time charters (“TC”) and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market (“spot”). TCE revenue is a performance measure, which also serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

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

•

Operating Income, which is equal to TCE revenue less Vessel expenses, Charter hire expense and Depreciation and amortization, plus gain on disposal of vessels, by our reportable segments, the Crude oil fleet and Clean fleet;

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

          Charter hire expense is the payment made to the owner of a vessel time chartered or bareboat chartered for our use. Under a time charter, the owner is responsible for the vessel’s operating expenses, in addition to drydock and capital expenditures. Under a bareboat charter, the charterer is responsible for the vessel’s operating expenses, in addition to the cost of the drydock. In a time charter or bareboat, we are responsible for the voyage expenses if the vessel operates in the spot market. Charter hire expense also includes the pool charter hire for the pool participant vessels, other then OMI’s vessels, included in the Gemini Pool and the Libra Pool.

          Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. Protection & Indemnity (“P & I”) rates for coverage in 2006 were higher as a result of increased number of claims and their sizes in the P & I clubs both from us and other members. We expect 2007 rates to increase as well, due to recent claims and the need for the clubs to improve their financial strength for regulations coming into effect in the next few years.

For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Gemini Tankers

          The Gemini Pool, which began in December 2003, is a pool for double hull Suezmax vessels and is operated by Gemini Tankers LLC (“Gemini”), a wholly owned subsidiary of OMI. As of December 31, 2006, there were 16 Suezmaxes (nine from OMI and seven from two other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the charter hire expense for distributions for other participants’ vessels are included in OMI’s consolidated charter hire expense.

	For the Years Ended December 31,

	2006	2005

Revenue:
OMI Vessels	$249.1	$322.6
Other Participants’ Vessels	152.0	68.1

	$401.1	$390.7

Voyage Expenses:
OMI Vessels	$69.0	$84.3
Other Participants’ Vessels	39.8	16.4

	$108.8	$100.7

Charter Hire Expense:
OMI Vessels	—	—
Other Participants’ Vessels	$104.3	$48.0

	$104.3	$48.0

Libra Shipping

          The Libra Pool, which began in November 2006, is a pool for double hull product carriers and is operated by Libra Tankers LLC (“Libra”), a wholly owned subsidiary of OMI. As of December 31, 2006, there were two product carriers (one from OMI and one from another shipowner) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. During 2006, Revenue and Voyage Expenses were $1.5 million and $0.6 million, respectively, for OMI’s vessel, and $0.9 million and $0.4 million, respectively, for the other participant’s vessel. Charter Hire Expense for the other participant’s vessel was $0.5 million. During February 2007, two more vessels (one from OMI and one from the same other shipowner) were entered into the pool. Similar to the Gemini Pool, the gross revenues of Libra are reflected in our consolidated revenues, and the charter hire expense for distributions for the other participant’s vessel is included in OMI’s consolidated charter hire expense.

Time Charter Equivalent Revenue

          Our TCE revenue was $576.1 million for the year ended December 31, 2006 and $514.1 million for the year ended December 31, 2005. The following table summarizes our consolidated TCE results for the year ended December 31, 2006, compared to the year ended December 31, 2005:

	For the Years Ended December 31,
			Net
	2006	2005	Change

	(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$715.6	$650.8	$64.8
Voyage expenses	139.5	136.7	2.8

Time charter equivalent revenue	$576.1	$514.1	$62.0

          In mid-2006, we increased the number of vessels on time charter that were previously operating in the spot market. By the end of 2006, the majority of our tonnage operated on time charters. Of the vessels on time charter:

•	62% of our tonnage (or 20 vessels, 4 Suezmax vessels and 16 product carriers) have fixed rate time charters; and

•

38% of our tonnage (or 15 vessels, 2 Suezmax vessels and 13 product carriers) have profit sharing arrangements, giving us the ability to benefit from strong spot markets. Our time charters with profit sharing arrangements have a floor rate. If earnings exceed that rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside.

          Revenue generated by time charters gives the Company the ability to cover certain fixed charges (vessel expenses and charter hire expenses for vessels on time charter, consolidated general and administrative expenses and interest expense). At December 31, 2006 (excluding one product carrier sold in February and one scheduled to be delivered in the third quarter of 2007):

•	65% of our fleet tonnage (or 35 vessels, 6 Suezmax vessels and 29 product carriers) operated on time charters (see Contracted Time Charter Revenue section); and

•	35% of our fleet tonnage (or 9 vessels, 7 Suezmax vessels and 2 product carriers) operated in the spot market.

          We currently have the equivalent of 3.75 Suezmax synthetic time charters (including a recent contract for one year beginning January 2007 for ¼ of a Suezmax vessel) which reduces our exposure to the spot market for Suezmaxes from 7 to 3.25 vessels. Synthetic time charters are similar to time charters, as they mitigate the risk associated with the spot market.

          In addition to analyzing TCE revenue by reportable segment, we also analyze fluctuations by fleet and type of charter (spot or time). The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier or clean fleet for the year ended December 31, 2006, compared to the year ended December 31, 2005:

	For the Years Ended December 31,
			Net
	2006	2005	Change

	(In millions)
Time Charter Equivalent Revenue:
Crude Oil Fleet	$328.1	$306.5	$21.6
Clean Fleet	248.0	207.6	40.4

Total	$576.1	$514.1	$62.0

          During the year ended December 31, 2006, the $62.0 million increase in TCE revenue was attributed to vessels operating on time charters which increased revenue by $144.9 million or 106%, offset by decreases of $82.9 million or 22% for vessels operating on spot charters compared to the year ended December 31, 2005.

          The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels on time charters for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	For the Years Ended December 31,
			Net
	2006	2005	Change

	(In millions)
TCE Revenue for Vessels on TC:
Crude Oil Fleet	$80.3	$13.7	$66.6
Clean Fleet	201.2	122.9	78.3

Total	$281.5	$136.6	$144.9

% Increase in TC Revenue in 2006			106%

          The increase of $144.9 million in time charter revenue was due to an increase of $78.3 million in the clean fleet and $66.6 million in the crude fleet.

          The increases in the clean fleet of $78.3 million were primarily from:

•

A 12% increase in time charter TCE rates because of new or extended time charters at higher rates, at an average of approximately $19,298 per day (which includes an increase of $4.5 million in profit sharing revenue) in 2006 compared to the average TC rate in 2005 of $17,212 per day,

•	1,248 days from five vessels acquired in 2006,

•	563 days from five vessels acquired in 2005, and

•	1,472 days primarily from new time charters for vessels previously operating on spot charters in the 2005 period.

          The increases in the crude fleet of $66.6 million resulted primarily from:

•

25% increase in time charter TCE rates because of new time charters at higher rates, the average 2006 TC rate was $37,073 per day, which includes the average of approximately $36,085 per day for vessels on TC and the average synthetic time charter rate of $40,770 per day, compared to the average TC rate in 2005 of $29,721 per day,

•	827 days primarily from new time charters (net of the decrease from two vessels sold in 2005 and 2006),

•	644 more days relating to synthetic time charter contracts, and

•	178 days primarily from two vessels chartered-in during June and September 2005.

          The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels operating on spot charters for the year ended December 31, 2006, compared to the year ended December 31, 2005:

	For the Years Ended December 31,
			Net
	2006	2005	Change

	(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$247.8	$292.8	$(45.0)
Clean Fleet	46.8	84.7	(37.9)

Total	$294.6	$377.5	$(82.9)

% Decrease in Spot Revenue in 2006			22%

          The decreases of $82.9 million in TCE revenue for vessels operating on spot charters were due to a decrease of $45.0 million in the crude fleet and $37.9 million in the clean fleet.

          The decreases in the crude fleet of $45.0 million were primarily from:

•

975 days from six vessels sold (four in 2006 and two in 2005); two from 2006 began operating as pool participant vessels in the Gemini Pool, and two others that were chartered back to OMI in 2006 and also operate in the Gemini Pool,

•	752 days in 2006 due to vessels that began operating on six time charter contracts; two of the contracts that began in 2005 have profit sharing arrangements which amounted to $4.5 million in 2006, and

•	644 fewer days relating to the equivalent of 3.75 Suezmax vessels in the spot market that were hedged by synthetic time charter contracts, and therefore are included with vessels on time charter.

          Decreases were partially offset by an increase of 1,157 days from four more pool participant member vessels (not owned by OMI) operating in the Gemini Pool during the 2006 period and an 6% increase in daily spot charter TCE in 2006 (see Market Overview section for explanations of rate fluctuations).

          The decrease in revenue from the clean fleet of $37.9 million was primarily from:

•	1,433 days for vessels that left the spot market and began operating on time charter contracts.

          Decreases were partially offset by revenue from 25 days of revenue from a new vessel in the Libra Pool.

          Note: For detailed information of fluctuations by vessel type, see Segment Information—Detailed Results of Operations (2006 versus 2005), Breakdown by Fleet sections.

Operating Expenses

          Vessel expense—Vessel expense of $89.1 million for the year ended December 31, 2005 increased $4.3 million to $93.4 million for the year ended December 31, 2006. The increase in vessel expenses was primarily attributable to the vessels acquired in the clean fleet (five vessels during 2006 and five vessels during 2005) offset by decreases in vessel expense for six Suezmax vessels sold (four in 2006 and two in 2005) and three product carriers sold in 2006. The Suezmax average daily vessel expense was lower in 2006 compared to 2005. The decrease during 2006 was primarily related to storing requirements in each year (spare parts and supplies) in addition to the higher lube oil expenses in 2005. The clean fleet’s average daily vessel expense was approximately 3% higher in 2006 compared to 2005. The clean fleet’s increase in 2006 was primarily for additional stores and supplies, repairs on three vessels that were drydocked this year and miscellaneous expenses. The clean fleet vessel expenses also includes additional legal fees related to the loss of an arbitration in the fourth quarter of 2006, aggregating approximately $3.8 million for the year ended December 31, 2006; see Segment Information—Detailed Results of Operations (2006 versus 2005), Breakdown by Fleet sections, Clean Fleet. (This additional charge was excluded from the computation of the average daily vessel expense for the clean fleet to better compare the fluctuations in the other routine expenses.)

          Charter hire expense—Charter hire expense of $72.8 million for the year ended December 31, 2005 increased $85.3 million to $158.1 million for the year ended December 31, 2006. Charter hire expense increased by (1) $28.5 million for the year ended December 31, 2006 primarily from the chartering in of seven additional vessels, two in 2005 (the CAPE BASTIA and the CAPE BONNY) and five in 2006 (the OTTAWA, TAMAR, CAPE BANTRY, HS ALCINA and KING EDWARD) and (2) $56.8 million for the year ended December 31, 2006 primarily from increases in the Gemini Pool charter hire expense, resulting from four vessels that were added to the pool, two in 2005 and two in 2006, and includes an increase of $0.5 million for the Libra Pool, which started in November 2006 (see discussion of Gemini Pool and Libra Pool below).

          Depreciation and amortization expense—Depreciation and amortization expense of $68.4 million for the year ended December 31, 2005 decreased $6.8 million to $61.6 million for the year ended December 31, 2006. The decrease in depreciation expense was primarily due to the disposal of six Suezmax vessels (four in 2006 and two in 2005) and 3 product carriers in 2006. Decreases in depreciation expense were partially offset by additional expense for ten product carriers acquired (five in 2006 and five in 2005).

          General and administrative (“G&A”)—G & A of $31.7 million for the year ended December 31, 2005 increased $2.6 million to $34.3 million for the year ended December 31, 2006. The increase in 2006 primarily resulted from higher compensation and employee benefits expense including increases in non-cash expense from amortization of restricted stock awards from 2005 and 2006 grants.

          Gain on disposal of vessels—The Gain on disposal of vessels for the year ended December 31, 2006 of $108.3 million resulted from the sale of five vessels, three Suezmax vessels in April, May and June and the two product carriers in October and December 2006. For the year ended December 31, 2005, the gain on disposal of vessels of $58.0 million resulted from the disposal of four vessels, two Suezmax vessels in November 2005 and two non-double hull handysize crude oil tankers (built in 1993), in January.

	For the Years Ended December 31,

	2006	2005

	(In millions)
Crude Oil Fleet	$78.2	$58.0
Clean Fleet	30.1	—

Total gain on disposal of vessels	$108.3	$58.0

Interest Expense

          Interest expense of $41.9 million for the year ended December 31, 2006 decreased $1.8 million compared to the year ended December 31, 2005. Interest expense was lower during the year ended December 31, 2006 primarily because of the 19% decrease in the average debt balance during the year ended 2006 compared to 2005. Decreases in interest expense during 2006, were partially offset by increases due to higher LIBOR rates, swaps fixed at higher rates, as well as lower capitalized interest.

          The following table is a breakdown of Interest expense for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	For the Years Ended December 31,

	2006	2005

	(In millions)
Interest on fixed rate debt	$20.0	$24.3
Interest on variable rate debt(1)	20.4	20.1
Capitalized interest	(0.9)	(3.8)
Amortization of debt issuance cost	2.4	3.1

Total interest expense	$41.9	$43.7

(1)	Includes fees on credit facilities on undrawn amounts.

Segment Information—Detailed Results of Operations

          OMI’s segment information is detailed by its two operating segments, its crude oil and clean fleets. OMI also manages its performance by category in the tables that follow.

Comparative Year Ended December 31, 2006 Versus Year Ended December 31, 2005 Results

          Crude Oil Fleet Results of Operations

          The following table illustrates the crude fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of Vessels Operated by the crude oil fleet for the year ended December 31, 2006 compared to the year ended December 31, 2005 (Note: Amounts for some vessels sold include the settlement of certain revenues and expenses, including insurance claims from prior years):

BREAKDOWN BY FLEET

	For the Years Ended December 31,
(In millions, except daily rates & expenses,
number of vessels and number of days)	2006	2005

CRUDE OIL FLEET:
Suezmaxes—on spot:
TCE revenue(1)
Suezmaxes—on spot	$247.7	$291.9
Suezmaxes—on time charter(2)	80.3	13.7

Total TCE Revenue	328.0	305.6
Vessel expense	19.5	32.5
Charter hire expense:
Gemini Pool charter hire expense	101.8	48.0
Non-Gemini Pool charter hire expense	49.6	24.8
Depreciation and amortization	20.1	30.8
G & A allocated to vessels	9.1	9.4
Gain on disposal of vessels	(78.2)	(55.1)

Operating Income	$206.1	$215.2

Suezmaxes—on spot:
Average daily TCE	$50,977	$48,060
Number of OMI TCE revenue days	2,724	5,095
Number of pool member TCE revenue days(1)	2,135	978

Suezmaxes—on time charter:
Average daily TCE	$37,073	$29,791
Number of TCE revenue days(3)	2,166	460

Suezmaxes—on spot and time charter:
Average daily vessel expense	$6,368	$7,026
Average daily Non-Gemini Pool charter hire expense	$26,710	$24,120
Average number of wholly owned vessels	8.4	12.7
Average number of chartered-in vessels	5.1	2.8
Average number of pool member vessels	6.0	2.7

Other Crude Carriers Sold in Prior Years:(4)
TCE revenue(1)	$0.1	$0.9
Vessel expense	—	0.1
Depreciation and amortization	—	—
Gain on disposal of vessels	—	(2.9)

Operating Income	$0.1	$3.7

Total Operating Income	$206.2	$218.9

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel.

(1)

See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue. TCE Revenue and Expenses includes revenue and expense generated by the Gemini Pool. As of December 31, 2006, the Gemini Pool included 9 Suezmaxes from OMI and 7 Suezmaxes owned by the other pool members. As of December 31, 2005, the Gemini Pool included 12 Suezmaxes from OMI and 5 Suezmaxes owned by the other pool members.

(2)	Includes the synthetic time charter revenues. The portion of contracted synthetic TC revenue related to vessels on spot is reflected as time charter revenue for Suezmaxes in the above table.
(3)

During 2006, 4 vessels previously operating in the spot market began operating on new time charters;1 in March for a three year period, 1 in May for a four year period and 2 in August 2006 for three year periods. During May 2005, 2 vessels began operating on seven year time charters with profit sharing. During November 2005 and April 2006, 2 Suezmaxes that were on TC were sold, and they were replaced by 2 Suezmaxes that previously operated in the spot market. During 2006, OMI recognized profit sharing revenue of approximately $4.5 million.

(4)	In January 2005, 2 handysize crude oil carriers were sold.

          Operating Income decreased $12.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The net decrease in Operating Income during the year ended December 31, 2006 was primarily due to (1) the sale of four Suezmax vessels; two were chartered-back (and renamed HS ALCINA and CAPE BANTRY) which increased Non-Gemini Pool charter hire expense and the other two entered the Gemini Pool by the new owner, which increased Gemini Pool charter hire expense subsequent to their sale dates in the second quarter (note: all four vessels sold continue to earn revenue in the Gemini Pool) and (2) lower TCE revenue for Suezmax vessels, which had been operating on spot in 2005 that have been fixed by time charters and synthetic time charter contracts (equivalent to an average of 3.75 Suezmax vessels in the second half of 2006 ). The average daily TCE rate for the contracted synthetic time charters was higher than the average daily fixed charter hire expense rate for the three vessels on spot that are chartered-in. Decreases in operating income were partially offset by $23.1 million higher gain on disposal of three vessels in 2006 compared to the gain on disposal of two vessels in 2005, two vessels earning profit sharing, new time charters, and higher rates for synthetic time charters compared to previous 2005 average time charter rates.

          Clean Fleet Results of Operations

          The following table illustrates the clean fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of Vessels Operated by the crude oil fleet for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	For the Years Ended December 31,
(In millions, except daily rates & expenses,
number of vessels and number of days)	2006	2005

CLEAN FLEET:
Products—on time and spot:
TCE revenue:(1)
Products—on time charter(2)	$201.2	$123.0
Products—on spot	46.8	84.7

Total TCE Revenue	248.0	207.7
Vessel expense	74.0	57.0
Charter hire expense:
Libra Pool charter hire expense	0.5	—
Non-Libra Pool charter hire expense	3.7	—
Depreciation and amortization	40.5	37.0
G & A allocated to vessels	5.6	4.7
Gain on disposal of vessels	(30.1)	—

Operating Income	$153.8	$109.0

Products—on time charter:
Average daily TCE	$19,298	$17,212
Number of TCE revenue days	10,427	7,144

Products—on spot:
Average daily TCE	$27,111	$26,973
Number of TCE revenue days	1,703	3,136
Number of pool member TCE revenue days	25	—

Products—on time and spot charter:
Average daily vessel expense(3)	$5,697	$5,536
Average daily non-Libra Pool charter hire expense	$4,742	—
Average number of wholly owned vessels	31.8	28.4
Average number of bareboat chartered-in vessels	2.0	—
Average number of time chartered-in vessels	0.1	—
Average number of pool member vessels	0.1	—

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel.

(1)

See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue. TCE Revenue and Expenses includes revenue and expense generated by the Libra Pool. As of December 31, 2006, the Libra Pool included one of OMI’s product carriers (beginning in November 2006) and one product carrier (beginning in December 2006) owned by another pool member.

(2)	During the year ended December 31, 2006, OMI recognized profit sharing revenue of approximately $19.4 million compared to $14.9 million for year ended December 31, 2005.
(3)

The average daily vessel expense for the year ended December 31, 2006, excludes amounts for legal fees and expenses from an unsuccessful arbitration claim against an insurer of approximately $3.8 million from the computation of daily expense.

          Operating Income increased $44.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in Operating Income in 2006 was primarily attributable to (1) the gain on disposal of two vessels in October and December 2006, (2) the increased number of operating days resulting from five vessels acquired in 2005 and five vessels in 2006 increasing operating days in 2006, which was reduced by the vessel sold in October 2006 (the other two vessels sold in the fourth quarter of 2006 are operating in the Libra Pool, one of which was chartered back by OMI), (3) increased profit sharing by $4.5 million and (4) new time charters at higher daily rates in 2006 compared to 2005.

          Increases in Operating Income were partially offset by (1) vessels that began new time contracts in 2006 at lower rates compared to average TCE rates earned in 2005 from operating on spot charters, (2) increases in charter hire expense for two vessels sold and bareboat chartered back in March 2006, (3) one vessel sold in November 2006 that was time chartered back and (4) increases in vessel expenses and depreciation expense that were primarily from vessels acquired (net of vessels sold) in 2005 and 2006.

          The clean fleet vessel expenses also increased by $17.0 million for the year ended December 31, 2006 over the comparable period in 2005. The increase in vessel expenses was due to the acquisition of new vessels in 2006 and 2005 as well as legal fees and expenses from an unsuccessful claim in arbitration against an insurer of approximately $3.8 million for the year ended December 31, 2006. (The legal expenses from the arbitration have been excluded from the average daily vessel expense in the table above).

For the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Consolidated Results

          Revenue of $652.4 million for the year ended December 31, 2005 increased $87.7 million or 16% over the comparable year ended December 31, 2004. Consolidated TCE revenue earned for the year ended December 31, 2005 increased 6% over the year ended December 31, 2004. Although spot daily TCE rates for the Suezmax fleet were 25% lower in 2005 compared to 2004, there was a significant increase in operating days in 2005 due to the 2004 and 2005 acquisitions and deliveries of ships. The following were significant items that occurred during the year ended December 31, 2005:

          Increases in Vessels

•	In January, March, May and July 2005, we acquired five newbuilding product carrier vessels (LAUREN,
BRAZOS, THAMES, TEVERE and FOX).

•	In June and September 2005, two 2005-built Suezmax vessels (the CAPE BONNY and CAPE BASTIA)
were time chartered-in.

          Disposition of Vessels

•	In January 2005, we sold our last two non-double hull handysize crude oil carriers, which were built in
1993, the TANDJUNG AYU and BANDAR AYU, resulting in a gain on disposal of vessels of $2.9 million.

•	In November 2005, we sold two 1998-built Suezmaxes, the PECOS and the SABINE, resulting in a gain on disposal of vessels of $55 million.

          Time Charter Contracts

•	During 2005, OMI entered into new or renewed time charters for 16 product carriers, each for a two or three year period, with the exception of one vessel for a one year period. Six of the vessels began their time charters in 2006 or will begin after their current charter expires and the remaining 10 began in 2005.
All the time charters were at fixed rates and four have profit sharing arrangements.

•	During May 2005, two Suezmax tankers, the SACRAMENTO (replaced by the MAX JACOB in 2006), and the SABINE (replaced by the POTOMAC in October 2005) which was replaced by the DELAWARE in April 2006), began seven year time charter contracts with profit sharing arrangements.

          Stock Repurchase Programs

•	During the year ended December 31, 2005, we repurchased and retired 15,035,000 shares of common stock under Board of Directors authorized programs, at an average price of $17.95 per share, aggregating $269.9 million.

Time Charter Equivalent Revenue

          The Company earned TCE revenue of $514.1 million for the year ended December 31, 2005 and $483.5 million for the year ended December 31, 2004. The following table summarizes our consolidated TCE results for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended December 31,
			Net Change
	2005	2004

	(In millions)
Time Charter Equivalent Revenue:
Voyage and time charter revenue	$650.8	$563.7	$87.1
Voyage expenses	136.7	80.2	56.5

Time charter equivalent revenue	$514.1	$483.5	$30.6

          The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the product carrier or clean fleet for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended December 31,
			Net Change
	2005	2004

	(In millions)
Time Charter Equivalent Revenue:
Crude Oil Fleet	$306.5	$352.3	$(45.8)
Clean Fleet	207.6	131.2	76.4

Total	$514.1	$483.5	$30.6

          During the year ended December 31, 2005, 73% or $377.5 million of our TCE revenue was earned by vessels operating in the spot market and 27%, or $136.6 million of our TCE revenue was earned by vessels operating on TC. TCE revenue increased $30.6 million or 6% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels operating on spot charters for the year ended December 31, 2005, compared to the year ended December 31, 2004:

	For the Years Ended December 31,
			Net Change
	2005	2004

	(In millions)
TCE Revenue for Vessels on Spot:
Crude Oil Fleet	$292.8	$340.4	$(47.6)
Clean Fleet	84.7	12.6	72.1

Total	$377.5	$353.0	$24.5

% Increase in Spot Revenue in 2005			7%

          TCE revenue of $377.5 million earned by vessels operating in the spot market during 2005 increased $24.5 million compared to TCE revenue of $353.0 million earned by vessels operating in the spot market during 2004. The increase in TCE revenue resulted from an additional $72.1 million earned by the clean fleet offset by a decrease of $47.6 million earned by the crude oil fleet. Increases in TCE revenue of $72.1 million earned by the vessels in the clean fleet operating on spot charters was primarily the result of 2,924 more operating days in 2005, 72% of which was from seven vessels acquired in 2004 and 2005; the balance was primarily due to vessels with expiring time charters that began operating in the spot market. Increases in TCE revenue for product carriers operating on spot were offset by decreases in TCE revenue of $8.1 million from a single hull vessel disposed of in December 2004.

          Decreases in TCE revenue earned by vessels in the crude oil fleet operating on spot charters resulted primarily from a 27% decrease in average daily TCE rates in the Suezmax fleet during the year ended December 31, 2005, in addition to the decrease in spot revenue earned from two vessels that began time charters in the second quarter of 2005 and four crude vessels sold in 2004 (three Panamax vessels and one ULCC).

          The following table summarizes TCE revenue by our two reporting segments, the crude oil fleet and the clean fleet by TCE revenue generated by vessels on time charters for the year ended December 31, 2005 compared to the year ended December 31, 2004:

	For the Years Ended December 31,
			Net Change
	2005	2004

	(In millions)
TCE Revenue for Vessels on TC:
Crude Oil Fleet	$13.7	$11.9	$1.8
Clean Fleet	122.9	118.6	4.3

Total	$136.6	$130.5	$6.1

% Increase in TC Revenue in 2005			5%

          TCE revenue of $136.6 million earned by vessels on time charter during 2005 increased $6.1 million compared to TCE revenue of $130.5 million earned by vessels on time charter during 2004. Net increases in the clean fleet were $4.3 million primarily the result of increased TCE revenue of $6.6 million earned by five vessels acquired (three vessels delivered in 2005 and two in 2004) increasing operating days by 694 days, in addition to new or renewed time charter contracts at higher rates and higher profit sharing during 2005. Increases in the clean fleet were partially offset in part by 822 fewer TC days primarily from a vessel disposed of in 2004 and vessels previously on time charters that began operating in the spot market in the fourth quarter of 2004.

          Net increases in TCE revenue in the crude oil fleet of $1.8 million resulted from increases of $12.8 million earned by two Suezmax vessels that began time charters in May 2005 offset by decreases in TCE revenue of approximately $11.0 million resulting primarily from the disposal of two crude oil carriers in January 2005.

          Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Operating Expenses

          Vessel expense—Vessel expenses increased $26.3 million for the year ended December 31, 2005 compared to the same period in 2004, primarily as a result of two factors: (1) for the 17 vessels acquired (12 vessels during 2004 and five vessels during 2005, excluding vessels chartered-in) offset by the 10 vessels disposed of in 2004 and 2005, which had higher operating costs than the newbuildings acquired and (2) higher costs in 2005 related to crew expenses, insurance, storing the ships (spare parts and supplies) and lube oils contributed to the increase in daily vessel expenses in 2005 (38% in the crude oil fleet and 23% in the clean fleet for the year ended December 31, 2005 compared to the year ended December 31, 2004).

          Charter hire expense—Charter hire expense increased $12.8 million for the year ended December 31, 2005 compared to the same period in 2004, primarily for two vessels chartered-in for a seven year period in June and September 2005 increasing charter hire expense by approximately $8.3 million. In addition, the charter hire expense for three vessels that commenced operating in the Gemini Pool in July, November and December of 2005. As of December 31, 2005, there were 17 Suezmaxes (12 from OMI and five from two other shipowners) operating in the pool. TCE revenue increased by $5.2 million and charter hire expense increased also by approximately $5.2 million relating to revenue and expenses of the pool members.

          Depreciation and amortization expense—Depreciation and amortization expense of $68.4 million increased $12.2 million compared to $56.2 million for the year ended December 31, 2004. Increases in depreciation expense in 2005 resulted from the acquisition of 17 vessels (in 2004 and 2005), which was partially offset by the disposal of vessels, some with a lower depreciable basis (six in 2004 and four in 2005).

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

          Gain (loss) on disposal of vessels-net—The Gain on disposal of vessels for the year ended December 31, 2005 of $58.0 million resulted from the disposal of four vessels, two Suezmax vessels built in 1998 and two non-double hull handysize crude oil tankers built in 1993. For the year ended December 31, 2004, the net gain on disposal of vessels of $1.7 million resulted from the disposal of six single hull vessels, three Panamaxes (crude oil fleet), two product carriers and a ULCC (crude oil fleet). The following table illustrates gains and losses on disposals by reportable segment for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,

	2005	2004

	(In millions)
Gain (loss) on disposal of vessels:
Crude Oil Fleet	$58.0	$4.9
Clean Fleet	—	(3.2)

Total	$58.0	$1.7

Interest Expense

          Interest expense during the year ended December 31, 2005 increased $9.3 million compared to the year ended December 31, 2004. Interest expense was higher during the year ended December 31, 2005 primarily because of the 29% increase in the average debt balance during the 2005 period as a result of financing for vessels acquired.

Segment Information—Detailed Results of Operations

Comparative Year Ended December 31, 2005 Versus Year Ended December 31, 2004 Results

          Crude Oil Fleet Results of Operations

          The following table illustrates the crude oil fleet Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the crude oil fleet, owned and chartered-in, for the year ended December 31, 2005 compared to the year ended December 31, 2004:

BREAKDOWN BY FLEET

	For the Years Ended December 31,
(In millions, except daily rates & expenses,
number of vessels and number of days)	2005	2004

CRUDE OIL FLEET:
Suezmaxes—on spot:
TCE revenue(1)
Suezmaxes—on spot	$291.9	$319.2
Suezmaxes—on time charter	13.7	—

Total TCE Revenue	305.6	319.2
Vessel expense	32.5	18.4
Charter hire expense:
Gemini Pool charter hire expense	48.0	42.8
Non-Gemini Pool charter hire expense	24.8	16.7
Depreciation and amortization	30.8	23.4
G & A allocated to vessels	9.4	9.1
Gain on disposal of vessels	(55.1)	—

Operating Income	$215.2	$208.8

Suezmaxes—on spot:
Average daily TCE	$48,060	$63,703
Number of OMI TCE revenue days(2)	5,095	4,324
Number of pool member TCE revenue days(3)	978	687

Suezmaxes—on time charter:
Average daily TCE	$29,791	n/a
Number of TCE revenue days	460	n/a

Suezmaxes—on spot and time charter:
Average daily vessel expense	$7,026	$5,092
Average daily Non-Gemini Pool charter hire expense	$24,120	$22,814
Average number of wholly owned vessels(2),(4)	12.7	9.9
Average number of chartered-in vessels	2.8	2.0
Average number of pool member vessels	2.7	2.0

Other Crude Carriers Sold in Prior Years:(5)
TCE revenue(1)	$0.9	$33.0
Vessel expense	0.1	7.6
Depreciation and amortization	—	5.2
Gain on disposal of vessels	(2.9)	(4.9)

Operating Income	$3.7	$25.1

Number of TCE revenue days	n/a	1,514

Total Operating Income	$218.9	$233.9

Note: Number of operating or TCE revenue days used to compute Average daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average daily vessel expenses are computed using the number of days in the period that OMI owned the vessel.

(1)

See Part II, Item 6. Selected Financial Data, Note (a) for additional information of how the Company uses TCE revenue. TCE revenue and Expenses includes revenue and expense generated by the Gemini Pool. The Gemini Pool included 12 of OMI’s Suezmaxes and five Suezmaxes owned by other pool members as of December 31, 2005, and there were 15 OMI Suezmaxes and two Suezmaxes owned by another pool member as of December 31, 2004, (see Note (3) below).

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

          Operating Income decreased $15.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease in Operating Income during the 2005 period was primarily attributable to: (1) less earnings from vessels disposed of in 2004 and in 2005, (2) the decrease in the Suezmax TCE revenue resulting from a 25% decline in the average daily TCE rates earned by Suezmax vessels operating in the spot market and (3) two vessels previously operating in the spot market during 2004 began operating on long-term time charters at lower daily TCE rates in May 2005. Decreases were partially offset by the gain on disposal of two Suezmax vessels of $55.1 million in November 2005.

          Clean Fleet Results of Operations

          The following table illustrates the clean fleet Operating Income by vessel type (other than vessels sold), Average daily TCE, Number of TCE revenue days, Average daily vessel expense and Average number of OMI vessels operated by the clean fleet for the year ended December 31, 2005 compared to the year ended December 31, 2004:

BREAKDOWN BY FLEET

	For the Years Ended December 31,
(In millions, except daily rates & expenses,
number of vessels and number of days)	2005	2004

CLEAN FLEET:
Products-on time and spot:
TCE revenue:(1)
Products—on time charter(2)	$123.0	$118.7
Products—on spot	84.7	12.5

Total TCE Revenue	207.7	131.2
Vessel expenses	57.0	37.0
Depreciation and amortization	37.0	27.1
G & A allocated to vessels	4.7	3.4
Loss on disposal of vessels	—	3.2

Operating Income	$109.0	$60.5

Products—on time charter:
Average daily TCE	$17,212	$15,873
Number of TCE revenue days	7,144	7,478

Product—on spot:
Average daily TCE	$26,973	$22,482
Number of TCE revenue days	3,136	556

Products—on time and spot charter:
Average daily vessel expense	$5,536	$4,549
Average number of wholly owned vessels(3),(4)	28.4	22.2

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

          Operating Income increased $48.5 million for the year ended December 31, 2005 over 2004. Increases in Operating Income in the 2005 period were primarily attributable to seven product carriers acquired in 2004 and five in 2005, in addition to increases in TCE rates for time charters in 2005 for new or renewed contract rates and additional profit sharing recorded at anniversary dates compared to prior year 2004 periods. Additionally, there was a loss of $3.2 million recorded in 2004 for the two single hull product carriers that were disposed of. The increase in Operating Income was offset partially by the decrease in earnings for the two vessels disposed of in 2004.

Outlook for 2007

In 2007, we will:

•	continue to manage our market risk by monitoring our mix of contracted time charter revenue, including using synthetic time charters for 2007 and beyond,

•

manage our operating costs. We anticipate daily vessel expenses to increase approximately to $7,200 per day for Suezmax vessels and to approximately $6,400 per day for the product carriers in 2007. We anticipate increases relating to crew, insurance expense and maintenance expense including storing of vessels, especially for vessels acquired in the last couple of years. Also, we expect technical and crewing services to increase for our newly acquired management companies in 2006,

•

use cash from operating activities as well as proceeds from the sale of vessels (three product carriers are being sold; two in the first quarter and one in the third quarter of 2007 resulting in net proceeds in aggregate of $123.5 million), for committed capital expenditures of $91.3 million (from January 2007 to the first quarter of 2009) and projected drydock cost of $9.3 million (see Capital Expenditures section),

•	repurchase our common stock when management believes it is appropriate. We currently have Board authorization to purchase $143 million,

•	plan to reduce outstanding debt with excess cash, when appropriate, which will further reduce our leverage ratio, and

•	continue to seek opportunities that will have future accretive benefits to the Company.

Financial Condition and Capital Resources

Liquidity

          Cash Flows

          The following were the net changes in Operating, Investing and Financing Activities for the years ended December 31, 2006 and December 31, 2005:

	For the Years Ended December 31,

	2006	2005	Change

	(In millions)
Condensed Cash Flows
Provided (Used) By:
Operating Activities	$288.0	$303.5	$(15.5)
Investing Activities	350.4	30.8	319.6
Financing Activities	(524.1)	(333.8)	(190.3)

Net Increase in Cash and Cash Equivalents	114.3	0.5	113.8
Cash and Cash Equivalents at the Beginning of the Year	42.3	41.8	0.5

Cash and Cash Equivalents at the End of the Year	$156.6	$42.3	$114.3

          Working Capital

          The primary components of working capital are Cash, Marketable securities, Traffic receivables, Vessels held for sale and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) as required. Cash of $156.6 million at December 31, 2006 increased $114.3 million from $42.3 million at December 31, 2005, and short-term Marketable securities had a balance of $26.7 million at December 31, 2006. During the year ended December 31, 2006, excess cash was primarily used (1) for vessels under construction (2) for investments in marketable securities and other interest bearing instruments, (3) to repurchase common stock, (4) to pay dividends, and (5) to repay bank debt. Net cash provided by operating activities of $288.0 million for the year ended December 31, 2006 decreased $15.5 million compared to $303.5 million for the year December 31, 2005, primarily from lower net earnings from operations after excluding the gain on disposal of vessels (see “Results of Operations”). Our working capital increased by $168.0 million from $19.7 million at December 31, 2005 to $187.7 million at December 31, 2006. The increase in working capital was primarily the result of the increased amounts for two vessels held for sale aggregating $53.2 million and increased cash and marketable securities aggregating $141.0 million resulting from vessel sales and cash from operations. Current liabilities of $117.0 million at December 31, 2006 increased $8.8 million from December 31, 2005 because of increases in charter hire payables of $3.0 million for additional vessels operating in the pools, deferred charter hire of $8.5 million for additional vessels on time charter, accrued voyage and vessel expense of $2.4 and accrued other liabilities of $2.9 million, offset by decreases in current portion of long-term debt of $14.2 million. At December 31, 2006, fluctuations relating to certain current assets and liabilities are attributable to timing differences of cash receipts and disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

          Our current intention, subject to the Company’s financial condition, the amount of funds generated from operations, the level of capital expenditures and approval by our Board of Directors, is to continue to pay a regular quarterly dividend to holders of our common stock. It is also our intention to buy back shares opportunistically and repay debt with excess cash (see Outlook for 2007 section).

          As of December 31, 2006, the Company has capital commitments to construct two newbuilding product carriers (see Capital Expenditures section). The Company estimates expenditures for drydock to aggregate approximately $9.3 million for 2007.

          Vessels, Construction in Progress (“CIP”) and Other Property and Vessel Held for Sale

          At December 31, 2006, Vessels (including Vessels held for sale), CIP and Other Property-net of $1,303.8 million decreased $268.5 million from $1,572.3 million at December 31, 2005. Decreases of approximately $327.5 million were due to disposals, primarily from the sale of nine vessels: two product carriers in March and four Suezmax vessels in the second quarter and three product carriers in the fourth quarter of 2006, in addition to $60.0 million for 2006 depreciation and amortization of vessels and other property. Increases to vessels resulted from additions to capital expenditures of approximately $119.0 million for the year ended December 31, 2006, primarily from the final payments for five newbuildings, capital improvements, capitalized interest and other property acquired.

          Cash provided by investing activities increased $319.6 million to $350.4 million for the year ended December 31, 2006 compared to cash provided by investing activities of $30.8 million for the year ended December 31, 2005. During the 2006 period, proceeds from the disposal of nine vessels of $499.8 million were offset by $118.3 million used for capital expenditures (detailed below) payments for Marketable securities of $26.7 million and payments for the acquisition of business of $5.5 million. Capital expenditures consisted of:

•	$113.8 million was used for the construction, delivery and capitalized interest for five product carrier newbuildings; and

•	$4.5 million was used for capital expenditures for improvements to existing vessels and other property.

          Cash provided by investing activities was $30.8 million for the year ended December 31, 2005 resulted primarily from proceeds from the disposal of four vessels of $176.4 million, which were offset by $148.6 million used for capital expenditures as follows:

•	$117.9 million for delivery of five product carrier newbuildings;

•	$24.4 million for progress payments of five vessels under construction; and

•	$6.3 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

          Long-Term Debt Obligations and Credit Arrangements

          As of December 31, 2006, long-term debt obligations decreased $301.6 million to $594.3 million from $895.9 million at December 31, 2005. Long-term obligations at December 31, 2006 consisted of the following:

•	term loans of $228.2 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin;(1),(2)

•	term loan of $22.0 million under bank mortgage agreements at a fixed rate of 5.30% (including margin);

•	reducing revolving facilities of $0 (no outstanding balance) under bank mortgage agreements at variable rates based on LIBOR plus a margin;

•	7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and

•	2.875% Unsecured Convertible Senior Notes due December 2024 (redeemable December 2011) of $144.1 million.(3)

Note: As of December 31, 2006, the available undrawn amount under our reducing revolving facilities aggregated $463.2 million.

(1)	Average interest rates at December 31, 2006 were 6.136% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.
(2)

As of December 31, 2006, OMI had various interest rate swaps with notional amounts aggregating $218.4 million of variable rate debt ranging from 2.90% to 4.84% with maturity dates of the swaps ranging from October 2008 to November 2014.

(3)	The $144.1 million includes a reduction of $0.7 million for an unamortized discount. The current outstanding balance for the bonds is $144.8 million.

          Cash used by financing activities was $524.1 million for the year ended December 31, 2006 compared to cash used by financing activities of $333.8 million for the year ended December 31, 2005. During the year ended December 31, 2006, we repaid $347.9 million in debt ($124.2 million in repayments were for the vessels disposed of, $197.0 million in unscheduled repayments on credit facilities and $26.7 million in scheduled repayments) and drew down $47.0 million under our credit facilities. We also paid cash dividends of $27.9 million in January, April, July and October 2006 and bought back $195.5 million of our common stock.

          Cash used by financing activities was $333.8 million for the year ended December 31, 2005. During the year ended December 31, 2005, we repaid $316.6 million in debt ($97.3 million for early extinguishment of 2.875% Convertible Notes, $164.0 million repayment on revolving credit facilities and $21.8 million in prepayments of a term loan now collateralized by the $320 Facility (refer to Note 3 of the Notes to Consolidated Financial Statements) and $33.5 million in scheduled repayments). During the year ended December 31, 2005, the Company drew down an aggregate of $280.0 million; $234.0 million on our revolving credit facilities ($164.0 million of which was repaid during the year) and $46.0 million relating to the acquisitions of the two vessels. During the year ended December 31, 2005, we paid cash dividends aggregating $25.9 million in January, April, July and October 2005 and bought back $269.9 million of our common stock.

          Our debt to total capitalization ratio (debt and stockholders’ equity) at December 31, 2006 was 41% and net debt (total debt less cash and cash equivalents, and marketable securities) to total net capitalization (total capitalization less cash and cash equivalents, and marketable securities) was 33%. As of February 23, 2007, we have approximately $715 million in available liquidity (including cash, cash equivalents and marketable securities and undrawn lines of credit). We expect to use cash from operations for current capital commitments and undrawn balances available to us through our revolving facilities, or committed bank debt to finance any future capital expenditures or commitments. Since we have not borrowed any funds available under our two revolving facilities, there are currently no payments due in the next 12 months.

          Unsecured Senior Notes and Subsidiary Guarantees

          On November 26, 2003, we issued $200.0 million of 7.625% Senior Notes (the “Notes”) due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1. The Notes are general unsecured, senior obligations of the Company.

          2.875% Convertible Notes Due 2024

          On December 7, 2004, OMI issued $250 million of Convertible Notes due December 2024. During the year ended December 31, 2005, the Company repurchased an aggregate of $105.2 million of its Convertible Notes at a discount of $7.9 million (which resulted in a gain of $4.7 million in 2005 after the write off of the associated deferred financing fees). The conversion ratio and conversion price on the Convertible Notes ($144.8 million outstanding) are adjusted upon the payment of cash dividends in excess of $0.28 per share per annum. In 2006, we paid total dividends of $0.405 per share. When the dividend was paid in October 2006, the conversion ratio increased from 32.5355 to 32.7842 for each $1,000 of notes, and the conversion price decreased from $30.74 to $30.50 per share, which was

44.1% above our stock price of $21.17 at December 31, 2006. During the year ended December 31, 2006, the effect of the conversion ratio adjustment was $0.7 million.

          Restrictive Covenants

          All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of December 31, 2006, we were in compliance with all covenants.

          Interest Rate Swaps

          As of December 31, 2006, we had various interest rate swaps with notional amounts aggregating $218.4 million ranging from 2.90% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings. As of December 31, 2006, we recorded an asset of $4.1 million related to the fair market value of these hedges and a corresponding unrealized gain of $4.1 million to Other comprehensive income.

          Forward Freight Agreements

          We use FFAs as economic and accounting hedges to the Company. For FFAs that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. In 2006, we have designated certain FFAs as hedges for accounting purposes; changes in the fair value of such FFAs are recorded to equity in the Company’s balance sheet each reporting period. These FFAs are designated as cash flow hedges. We also refer to these FFA contracts as synthetic time charters. At December 31, 2006, the FFAs (including both economic or speculative hedges and accounting hedges) had an aggregate notional value of $140.8 million, which was an aggregate of our short and long positions that extend to September 2009. The net fair value of $1.1 million at December 31, 2006 of our forward freight agreements is the estimated net amount that the Company would pay to terminate the agreements at the reporting date. As of December 31, 2006, the Company has recorded a liability of $4.1 million (of which $3.9 million is included in Other liabilities and $0.2 million in Other current liabilities) related to the fair value of these hedges within Other liabilities, an asset of $2.5 million (of which $2.0 million is included with Other assets and deferred charges and $0.5 million is included with Other current assets) and a corresponding unrealized loss of $1.9 million to Other comprehensive income in the Consolidated Balance Sheet. For the year ended December 31, 2006, the realized gain on closed speculative contracts aggregated $2.5 million and the unrealized gain on the open contracts of $0.6 million is recorded in Other in the Consolidated Statement of Income.

          The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

          Contracted Time Charter Revenue

          Currently, OMI has time charter contracts for 35 vessels (excluding one vessel to be sold with a time charter in the third quarter of 2007), and 15 of the time charter contracts have profit sharing arrangements. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

          The following table reflects our current contracted time charter revenue through 2012, including synthetic time charter contracts:

	2007	2008	2009	2010	2011-2012

	(Dollars in millions)
TC Revenue	$303.9	$245.3	$135.5	$43.2	$30.5
Number of Vessels(a)	32	21	10	2	(b)

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.
(b)	The remaining two vessels with profit sharing will expire in 2012.

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

          We recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels we expect to record profit sharing for by quarter:

	2007	2008	2009	2010	2011-2012

First Quarter	3	3	1	—	—
Second Quarter	7	6	6	3	2
Third Quarter	4	4	2	1	—
Fourth Quarter	1	—	—	—	—

Total	15	13	9	4	2

Capital Expenditures

Projected Expenditures for Drydock

          OMI evaluates its vessels to determine if a drydock, special survey, both a drydock combined with a special survey or a postponement of the drydock is appropriate for each vessel. Currently, we plan to drydock approximately 10 vessels in 2007 with an aggregate cost to be approximately $9.3 million. We anticipate that the vessels will incur approximately 220 off-hire days in aggregate. These estimates may change upon inspection of the vessel’s condition, timing of the drydock and part of the world the vessel is drydocked in.

          The following is a breakdown by the first and second half of the year of the projected drydocks for 2007, as well as the estimated drydock cost and off-hire by vessel segment and charter type (spot or TC):

	Number of Days Off-hire in the 1st Half of 2007	Number of Days Off-hire in the 2nd Half of 2007	Projected Costs

			(In millions)
Crude Oil Fleet:
Suezmax-spot	n/a	75	$3.7
Suezmax-TC	n/a	25	1.2
Clean Fleet:
Products-TC	60	60	4.4
Products-spot	n/a	n/a	n/a

Total	60	160	$9.3

Projected Expenditures for Vessels Under Construction Contracts

          On December 6, 2006, we signed an agreement to purchase two product carriers. The contract costs for the two vessels aggregated $91.3 million. The vessels are estimated to be delivered in the first quarter of 2009. The acquisitions will be funded by cash from operations and existing credit lines. The following is the estimated future construction installment and delivery payments, before financing, if any, as of December 31, 2006:

Payments

(In millions)
2007(a)	$18.3
2008	13.7
2009	59.3

Total Payments	$91.3

Note (a): In January 2007, an initial payment of $9.1 million was made.

          Dividends

          During 2006, the Board of Directors declared quarterly dividends aggregating $0.465 per share to shareholders of record at designated dates aggregating $30.9 million (the fourth quarter dividend of $8.8 million declared in November 2006 was paid on January 8, 2007). On February 15, 2007, the Board of Directors of OMI approved an increase in our quarterly dividend from $0.14 per share to $0.15 per share and declared the $0.15 per share dividend payable to shareholders of record on March 19, 2007. The dividend will be paid on March 28, 2007.

          Acquisition and Retirement of Common Stock

          The Company has a stock buy back and retirement program in place. In February, April, September and November of 2006, the Board of Directors approved four repurchase programs authorizing $350.0 million for the repurchase of common stock. For the year ended December 31, 2006, we repurchased and retired 9.7 million shares of common stock at an average price of $20.25 per share, aggregating approximately $195.5 million. At December 31, 2006, approximately $154.6 million remained from the September and November authorities.

          During January and up to February 23, 2007, we repurchased approximately 0.5 million shares of common stock at an average price of $20.77 per share, aggregating approximately $11.2 million. As of February 23, 2007, there were 62 million shares of common stock outstanding and $143.4 million remains under Board of Directors authority for share repurchases.

          Restricted Stock

          On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5 million shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of our prior plans.

          Prior to 2006, the Company had share-based awards outstanding under three stock-based incentive compensation plans: the 2001 Restricted Stock Plan, the 2003 Stock Incentive Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of the Company’s common shares.

          On May 31, 2006, the Compensation Committee approved the grant of 0.7 million shares of restricted stock awards to executive officers and directors at a grant date fair value of $18.64 per share. On September 14, 2006, the Compensation Committee approved the grant of 0.2 million shares of restricted stock awards to employees at a grant date fair value of $20.83 per share. At December 31, 2006, there were 2.4 million shares of restricted stock outstanding or unvested at an average fair value at grant date of $14.61 per share. As of December 31, 2006, unrecognized compensation cost related to unvested restricted stock aggregated $24.2 million, which will be recognized over a weighted average period of 3.3 years.

          Impact of Legal Proceedings

          In September 2005, the Company reached an agreement with one of its insuring P & I clubs in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships that culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S. Government in the amount of $4.2 million and associated costs. In the fourth quarter of 2005, the Company received $1.0 million from the settling insurer. We recognized a $0.6 million gain (which reflects associated expenses of $0.4 million) recorded in Vessel expense in the Consolidated Statement of Income, for the year ended December 31, 2005 from the insurance recovery. A claim against another P & I club relating to the same incident was rejected by that insurer and the Company commenced an arbitration seeking recovery on the claim. In the fourth quarter of 2006, OMI was unsuccessful in its claim against the insurer and incurred approximately $3.8 million during the year in legal fees and expenses as part of the cost of the arbitration, included in the Consolidated Statement of Income.

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

          Contractual Obligations

          The following table lists contractual obligations by required payment periods as of December 31, 2006:

	Payments Due By Period

	Total	2007	2008-2009	2010-2011	Thereafter

	(In millions)
Contractual Obligations
Long–Term Debt Obligations	$595.0	$20.3	$54.5	$189.1	$331.1
Interest on Fixed Rate Debt	147.6	20.5	40.5	39.9	46.7
Interest on Variable Rate Debt(1)	81.6	16.8	29.5	23.1	12.2
Purchase Obligations(2)	91.3	18.3	73.0	—	—
Operating Leases(3),(4)	303.9	69.7	143.0	71.6	19.6

(1)	Variable rate interest of 5.10% is based on a projected LIBOR rate plus applicable margins.
(2)

Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheets as Liabilities. An initial payment of $9.1 million was made on January 2, 2007.

(3)

Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to December 31, 2006, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheets, since such payments relate to services to be provided in the future.

(4)	The charter hire expense for the vessels that were sold and leased back will be reduced by the amortization of the deferred gain (approximately $14.7 million in 2007).

          Operating Leases

          Operating leases agreed to in the first quarter of 2007 are not included in the Contractual Obligation table above. For more information, see discussion in the 2006 Financial Summary, Recent Activities and Outlook for 2007 sections.

          In February 2007, the GANGES was sold and leased back to the Company. The vessel will be time chartered back to OMI for a period of three years with current obligations of $7.2 million in 2007, $8.2 million in 2008, $8.2 million in 2009, and $1.0 million in 2010. The deferred gain on the sale of the Ganges will be amortized over the three year lease. The amortization will reduce the charter hire expense by approximately $5.7 million in 2007, $6.5 million in 2008, $6.5 million in 2009 and $0.8 million in 2010.

          Off-Balance-Sheet Arrangements

          As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

          Effects of Inflation

          The Company does not consider inflation to be a significant risk to the cost of doing business in the current or foreseeable future. Inflation has a moderate impact on operating expenses, drydocking expenses and corporate overhead.

          Newly Issued Accounting Pronouncements

          Recently issued pronouncements, statements and positions are summarized as follow:

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”) which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. There was no impact as a result of the issuance of SFAS 155 on our consolidated financial statements.

          In September 2006, the FASB issued (“SFAS 157”), “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157, and has not yet determined the impact that its adoption will have on its results of operations and financial position.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of December 31, 2006. There was no impact as a result of the Company’s adoption of SAB 108 on its results of operations and financial position.

          In November 2006, the Emerging Issues Task Force issued EITF-06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”. This EITF guidance suggests that the change in the fair value of the conversion feature be excluded from the EITF 96-19 analysis, and separately evaluate the significance of change in the conversion feature to determine if the original instrument has been extinguished and modifications that increase the fair value of a conversion feature should be recognized as a reduction in the carrying amount of the debt instrument with a corresponding increase in equity. The Company is currently assessing the impact of EITF 06-6, and does not believe that its adoption will have a material impact on its results of operations and financial position.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.

Forward-Looking Statements

          The Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

•	estimates of future earnings and cash flows and the sensitivity of earnings and cash flows to charter rates;

•	estimates of when new vessels will be delivered by shipyards to the Company and when they may be chartered by customers;

•	estimates of when vessels may be contracted for sale and delivered to buyers;

•	estimates of when laws, regulations or commercial decisions may remove older vessels from markets or enhance the value or earnings of double hulled vessels;

•	statements as to of the Company’s strategy and how it may act to implement its strategy;

•	estimates relating to expectations in world economic activity, growth in the demand for crude oil and petroleum products and their affect upon tanker markets;

•	estimates of the number of drydockings of vessels, their costs and the number of related off-hire days;

•	estimates of capital requirements and the sources of the funding;

•	our outlook for 2007; and

•	statements regarding hedges and their affects.

          Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Such risks include, but are not limited to, supply of tankers, demand for their use, world economic activity, breakdown of vessels and resultant time out of service as well as repair cost, availability and cost of insurance, governmental regulation, customer preferences and availability and cost of financing and the factors set forth in Item 1A. Risk Factors appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A.       Quantitative and Qualitative Disclosures about Market Risks

          Interest Rate Risk

          The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management’s interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At December 31, 2006, the floating rate debt, taking into account the interest rate swaps referred to herein, was $228.2 million of the $595.0 million total debt (excluding the discount on convertible notes), and we had interest rate swaps relating to the floating rate debt of $218.4 million. At December 31, 2005, the floating rate debt was $497.1 million, and we had interest rate swaps relating to the floating rate debt of $206.8 million. Based on the floating rate debt at December 31, 2006, a one-percentage point increase in the floating interest rate would increase interest expense by $0.1 million per year.

          The fair market value of the fixed rate debt on our balance sheet was $362.6 million as of December 31, 2006, and $386.6 million as of December 31, 2005.

          The table below provides information about interest rates, including our debt obligations and interest rate swaps at December 31, 2006. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates.

	Balance as of Dec. 31, 2006	Expected Maturities(1)

		2007	2008	2009	2010	2011	Thereafter

	(In millions, except percentages)
Long-Term Debt:
Fixed-Rate Debt(2)	$366.8	$2.8	$2.8	$2.8	$(7.3)	$144.8	$220.9
Average Interest Rate		5.62%	5.62%	5.62%	5.62%	5.62%	7.13%

Variable Rate Debt(2),(3)	228.2	17.5	25.8	23.1	24.3	27.3	110.2

Interest Rate Swaps:
Contract Amount	218.4	21.0	49.3	45.0	25.6	17.7	59.8
Average Fixed Pay Rate	.	4.32%	4.41%	4.83%	4.86%	4.79%	4.81%

(1)	These are the expected maturities based on the balances as of December 31, 2006.
(2)	In 2010, $10.1 million of fixed rate debt reverts to variable rate debt.
(3)	The interest rates for the variable rate debt is based on LIBOR contracts, which range from 30 days to one year.

          Spot Market Rate Risk

          We use written FFAs as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. See section Forward Freight Agreements above for OMI’s exposure as of December 31, 2006.

This Page Intentionally Left Blank.

Item 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Years Ended December 31,

	2006	2005	2004

Revenue	$718,907	$652,367	$564,674

Operating Expenses:
Voyage expense	139,550	136,743	80,183
Vessel expense	93,386	89,116	62,801
Charter hire expense	158,120	72,781	59,996
Depreciation and amortization	61,586	68,399	56,172
General and administrative	34,296	31,683	24,867
Gain on disposal of vessels-net	(108,321)	(57,965)	(1,726)

Total operating expenses	378,617	340,757	282,293

Operating Income	340,290	311,610	282,381

Other Income (Expense):
Loss on investments	—	—	(3,098)
Interest expense	(41,938)	(43,739)	(34,460)
Interest income	5,279	1,225	872
Other-net	2,927	6,073	—

Net other expense	(33,732)	(36,441)	(36,686)

Net Income	$306,558	$275,169	$245,695

Basic Earnings Per Common Share	$4.54	$3.39	$2.87

Diluted Earnings Per Common Share	$4.54	$3.39	$2.86

Weighted Average Shares Outstanding:
Basic	67,540	81,112	85,712
Diluted	67,592	81,177	85,839

Cash Dividends Declared Per Share	$0.465	$0.32	$0.22

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,

	2006	2005

Current Assets:
Cash (including cash equivalents of $141,353 in 2006 and $29,401 in 2005)	$156,611	$42,297
Marketable securities	26,700	—

Receivables:
Traffic receivables, net of allowance for doubtful accounts of $2,175 in 2006 and $5,600 in 2005	43,996	59,358
Other	7,897	8,466
Current restricted cash	364	1,461
Prepaid expenses and other current assets	15,900	16,254
Vessels held for sale	53,181	—

Total current assets	304,649	127,836

Vessels, Construction in Progress and Other Property:
Vessels	1,411,013	1,662,786
Construction in progress	—	84,042
Other property	7,958	4,827

Total vessels, construction in progress and other property	1,418,971	1,751,655
Less accumulated depreciation	168,363	179,383

Vessels, construction in progress and other property-net	1,250,608	1,572,272

Drydock—Net of Amortization	4,989	4,988

Non-Current Restricted Cash	150	148

Other Assets and Deferred Charges	28,976	22,799

Total	$1,589,372	$1,728,043

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2006	2005

Current Liabilities:
Current portion of long-term debt	$20,286	$34,491
Accounts payable	19,115	19,195
Accrued liabilities:
Voyage and vessel	7,113	4,688
Interest	3,300	4,634
Compensation	9,439	8,126
Other	8,516	5,295

Pool member contributions	7,938	5,018
Deferred charter hire revenue	19,344	10,799
Charter hire payable	13,173	10,210
Dividend payable	8,752	5,704

Total current liabilities	116,976	108,160

Other liabilities	3,943	41
Deferred gain on sales of vessels	53,211	3,530
Long-term debt	573,964	861,376

Total liabilities	748,094	973,107

Commitments and Contingencies (see notes)

Stockholders’ Equity:
Common stock, $0.50 per share par value; 150,000 shares authorized, shares issued and outstanding: 2006-62,524, 2005-71,304	31,262	35,652
Capital surplus	—	89,370
Retained earnings	807,868	641,073
Unearned compensation—restricted stock	—	(14,204)
Accumulated other comprehensive income	2,148	3,045

Total stockholders’ equity	841,278	754,936

Total	$1,589,372	$1,728,043

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,

	2006	2005	2004

Cash Flows Provided (Used) by Operating Activities:
Net income	$306,558	$275,169	$245,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,586	68,399	56,172
Gain on disposal of vessels-net	(108,321)	(57,965)	(1,726)
Loss on investments	—	—	3,098
Amortization of deferred gain on sale of vessels	(9,175)	(1,557)	(1,557)
Amortization of debt issue costs	3,013	3,150	3,101
Amortization of restricted stock awards	6,103	4,092	2,212
Other	(605)	(4,899)	—
Changes in assets and liabilities:
Decrease (increase) in receivables and other current assets	15,373	1,207	(42,209)
Increase in deferred drydock costs	(3,080)	—	—
Increase in accounts payable and accrued liabilities	16,057	17,135	9,304
Increase in other assets and deferred charges	(470)	(295)	(23)
Increase (decrease) in other liabilities	125	23	(82)
Other—net	853	(995)	(764)

Net cash provided by operating activities	288,017	303,464	273,221

Cash Flows Provided (Used) by Investing Activities:
Proceeds from disposition of vessels	499,754	176,351	59,171
Additions to vessels and other property	(118,332)	(148,597)	(675,639)
Payments for marketable securities	(26,700)	—	—
Acquisition of business-net of cash acquired of $3,453	(5,461)	—	—
Escrow of funds	994	7,435	(5,433)
Proceeds from restricted cash	97	—	—
Other	—	(4,387)	(7,185)

Net cash provided (used) by investing activities	350,352	30,802	(629,086)

Cash Flows Provided (Used) by Financing Activities:
Proceeds from issuance of debt	47,000	279,958	1,049,191
Payments on debt	(347,904)	(316,613)	(673,627)
Proceeds from issuance of common stock	249	548	140,129
Payments for debt issue costs	—	(1,872)	(12,778)
Payments for the purchase of common stock	(195,532)	(269,933)	(141,405)
Payments of dividends to shareholders	(27,868)	(25,862)	(12,628)

Net cash (used) provided by financing activities	(524,055)	(333,774)	348,882

Net Increase (Decrease) in Cash and Cash Equivalents	114,314	492	(6,983)
Cash and Cash Equivalents at Beginning of Year	42,297	41,805	48,788

Cash and Cash Equivalents at End of Year	$156,611	$42,297	$41,805

See notes to consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For Each of the Three Years in the Period Ended December 31, 2006
(In thousands)

							Accumulated Other Comprehensive (Loss) Income
					Unearned Compensation Restricted Stock			Total Stock- holders’ Equity
	Common Stock								Compre- hensive Income
			Capital Surplus	Retained Earnings		Treasury Stock
	Shares	Amount

Balance at January 1, 2004	80,658	$40,330	$340,866	$164,403	$(5,776)	—	$(2,059)	$537,764
Comprehensive income:
Net income				245,695				245,695	$245,695
Other comprehensive income:
Changes in unrealized loss on interest rate swaps							1,874	1,874	1,874

Total comprehensive income									$247,569

Dividends on common stock				(18,622)				(18,622)
Issuance of common stock	12,204	6,102	131,593					137,695
Exercise of stock options	481	240	2,194					2,434
Purchase of treasury stock					431	(16,497)		(16,066)
Purchase and retirement of common stock	(8,000)	(4,000)	(138,081)			16,497		(125,584)
Issuance of restricted stock awards	397	198	4,195		(4,393)			—
Forfeiture of restricted stock awards	(110)	(55)	(620)		675			—
Amortization of restricted stock awards					2,212			2,212

Balance as of December 31, 2004	85,630	42,815	340,147	391,476	(6,851)	—	(185)	767,402
Comprehensive income:
Net income				275,169				275,169	$275,169
Other comprehensive income:
Changes in unrealized loss on interest rate swaps							3,230	3,230	3,230

Total comprehensive income									$278,399

Dividends on common stock				(25,572)				(25,572)
Exercise of stock options	106	53	495					548
Purchase and retirement of common stock	(15,035)	(7,518)	(262,415)					(269,933)
Issuance of restricted stock awards	623	312	11,517		(11,829)			—
Forfeiture of restricted stock awards	(20)	(10)	(374)		384			—
Amortization of restricted stock awards					4,092			4,092

Balance as of December 31, 2005	71,304	35,652	89,370	641,073	(14,204)	—	3,045	754,936
Comprehensive income:
Net income				306,558				306,558	$306,558
Other comprehensive income:
Changes in unrealized gain on interest rate swaps							1,013	1,013	1,013
Changes in unrealized loss on FFA synthetic time charters							(1,910)	(1,910)	(1,910)

Total comprehensive income									$305,661

Dividends on common stock				(30,916)				(30,916)
Adjustment to the convertible debt conversion ratio			777					777
Exercise of stock options	40	20	229					249
Purchase and retirement of common stock	(9,657)	(4,828)	(81,857)	(108,847)				(195,532)
Reclassification of unearned compensation restricted stock			(14,204)		14,204			—
Issuance of restricted stock awards	891	445	(445)					—
Forfeiture of restricted stock awards	(54)	(27)	27					—
Amortization of restricted stock awards			6,103					6,103

Balance as of December 31, 2006	62,524	$31,262	—	$807,868	—	—	$2,148	$841,278

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

          Reclassifications—Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation. These reclassifications have no impact on previously reported net income or cash flows.

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

          Revenue Recognition—Revenues are generated primarily from voyage charters and time charters. Revenues recognized in excess of billings are accrued and recorded as unbilled services. Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. The Company follows EITF No. 99-19, “Reporting Revenues Gross as a Principal versus Net as an Agent” (“EITF 99-19”). The majority of the Company’s revenue contracts are recorded on the gross basis pursuant to the guidance in EITF 99-19.

          TCE revenue: Consistent with industry practice, we use time charter equivalent, or TCE revenue, which comprises revenue from vessels operating on time charters and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure for analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results among competitors.

          Voyage charters: Under a voyage charter and voyage servicing contracts of affreightment (“COAs”) the revenues and associated voyage costs, such as fuel, canal tolls and port charges are recognized ratably over the estimated duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become evident. OMI’s accounting policy for recognition of voyage revenue for vessels operating on voyage charters and COAs is on the discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the discharge of cargo for the prior voyage to the discharge of cargo for the current voyage. Demurrage income, included in voyage revenue, is the revenue earned when loading and discharging time exceeds the stipulated time in the voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is also recognized ratably over the estimated duration of the voyage.

          Time charter: Under a time charter, revenues are recorded over the term of the charter as service is provided. When the time charter contains a profit sharing agreement, we recognize the profit sharing or contingent revenue only after meeting a threshold, which is the minimum yearly charter hire. The Company receives preliminary cash payments. These distributions are recorded in deferred revenue (a liability) until the threshold is reached. Amounts receivable arising from profit sharing arrangements are accrued based on the actual results of the voyages recorded as of the reporting date.

          Pool revenue: Revenues include the gross revenue generated by vessels in the Gemini Pool (“Gemini”) that began in December 2003 and the Libra Pool (“Libra”) that began in November 2006.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

          We recognize revenue and expenditures from pools on a gross basis, in accordance with guidance in EITF 99-19 relating to indicators of gross revenue reporting, as the pool controls the deployment of the vessel, has the ability to establish price and negotiate terms of a contract (which is in Gemini’s or Libra’s name) with a customer and incurs all voyage expenses.

          Gemini Pool—As of December 31, 2006, there were 16 Suezmaxes (9 of OMI’s and 7 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula.

          The table below provides summary information of revenues, voyage expense and charter hire expense from the Gemini Pool for the years ended December 31, 2006, 2005 and 2004 for the OMI and other participants’ vessels:

	For the Years Ended December 31,

	2006	2005	2004

Revenue:
OMI vessels	$249,135	$322,615	$312,661
Other participants’ vessels	152,020	68,078	49,460

	$401,155	$390,693	$362,121

Voyage Expenses:
OMI vessels	$69,029	$84,347	$50,361
Other participants’ vessels	39,795	16,423	7,993

	$108,824	$100,770	$58,354

Charter Hire Expense:
OMI vessels	—	—	—
Other participants’ vessels	$104,292	$47,986	$42,806

	$104,292	$47,986	$42,806

          Libra Pool—As of December 31, 2006, there were two product carriers (one from OMI and one from another shipowner) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. During 2006, Revenue and Voyage expenses were $1,505,000 and $647,000, respectively, for OMI’s vessel and $889,000 and $359,000, respectively, for the other participant’s vessel. Charter Hire Expense for the other participant’s vessel was $482,000. During February 2007, two more vessels (one from OMI and one from the other shipowner) were entered into the pool.

          Cash Equivalents—Cash equivalents represent liquid investments, with initial maturities of 90 days or less. The carrying amount of these investments is at cost, which approximates fair value.

          Marketable Securities—The Company invests in auction rate securities which are considered highly liquid by market participants because of the auction process and contractual maturities of less than one year. These investments are reported in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies these short-term investments as available-for-sale and they are reported at fair value which approximates cost at December 31, 2006. The fair value of short-term investments is based on quoted market prices.

          Restricted Cash—In 2006, restricted cash includes cash held in an escrow relating to short-term forward freight agreements (“FFA”) with margin requirements (see Note 4). In 2005, restricted cash includes cash held in an escrow account pursuant to a sale/leaseback agreement. Other amounts in restricted cash relate to cash in escrow for a disputed item.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

          Vessels, Construction in Progress and Other Property—Vessels and other property are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line method based on the estimated useful life of the asset up to the asset’s estimated salvage value. The estimated useful life of a vessel is 25 years. Salvage value is based upon a vessel’s lightweight tonnage multiplied by a scrap rate. Upon sale of a vessel, the asset cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income. Other property and leasehold improvements are amortized primarily using the straight-line method over the shorter of the terms of the lease or estimated useful life of the asset, which ranges from three to ten years.

          Expenditures for maintenance, repairs and minor renewals are expensed as incurred. Capital expenditures for significant improvements and new equipment are capitalized and are depreciated over the shorter of the capitalized asset’s life or the remaining life of the vessel.

          Interest costs incurred during the construction of vessels (until the vessel is substantially complete and ready for its intended use) are capitalized. The amount of interest capitalized was $878,000 in 2006, $3,758,000 in 2005 and $3,717,000 in 2004.

          Impairment of Long-Lived Assets—The Company follows SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which requires that long-lived assets and certain identifiable intangibles by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred that would require modification to the carrying values or the useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. In the event that a vessel impairment occurs, the Company would record a charge to net income calculated by comparing the vessel’s carrying value to the discounted projected cash flows and/or estimated fair value. The Company estimates fair value primarily through the use of third party valuations performed on an individual vessel basis.

          Goodwill and Other Purchased Intangible Assets—SFAS 142, “Goodwill and Other Intangible Assets”, requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The Company does not have goodwill at this time. We do have an intangible asset with a finite life that consists of a crew database which was acquired in connection with the purchase of a business in July 2006 (see Note 8). This intangible asset is being amortized over a period of 15 years and will be tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If assets are determined to be impaired, they are written down to their estimated fair value as required. No impairment was recorded during the year ended December 31, 2006.

          Drydock—The Company uses the deferral method of accounting for drydock expenses, which is consistent with accounting requirements and industry practice. Under the deferral method, drydock expenses are deferred and amortized until the next drydock or special survey, which we estimate to be approximately a five year period for our vessels. The drydock amortization expense was $1,363,000 in 2006, $2,956,000 in 2005 and $1,777,000 in 2004 and is included in Depreciation and amortization expense.

          Deferred Finance Charges—Deferred finance charges, included in Other assets and deferred charges, were $13,793,000 at December 31, 2006 and $18,467,000 at December 31, 2005. The charges are amortized over the life of the related debt and are included in Interest expense. The amount included in Interest expense was $2,345,000 in 2006, $3,150,000 in 2005 and $3,101,000 in 2004. During the years ended December 31, 2006 and December 31, 2005, OMI recorded a charge to the Consolidated Statements of Income of $2,330,000 and $1,207,000, respectively,

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

relating to the writeoff of deferred finance fees attributed to debt on particular vessels disposed of during each of the years. Additionally, OMI recorded charges of $3,242,000 in 2005 related to the writeoff of deferred finance fees when we repurchased our 2.875% Unsecured Convertible Senior Notes due 2024 (“Convertible Notes”) (see Note 3).

          Earnings Per Common Share—In accordance with SFAS 128 “Earnings Per Share” (“EPS”) the Company’s basic EPS excludes the dilutive effect of stock options. It is based upon the weighted average number of common shares outstanding during the period.

          Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.

          Comprehensive Income—The Company follows SFAS 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income consists of net income and unrealized gains and loss on derivatives. Accumulated other comprehensive income (loss) consists of net unrealized gains and losses on interest rate swaps and FFAs for each of the three years in the period ended December 31, 2006.

          Federal Income Taxes—The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company believes that substantially all its operations are exempt from income taxes in the United States of America.

          Stock-Based Compensation—The Company currently sponsors stock option plans and restricted stock award plans (see Note 15).

          Effective January 1, 2006, OMI adopted SFAS 123(R),“Share-Based Payment”, as amended. SFAS 123(R) requires the Company to expense the estimated fair value of stock options and similar equity instruments issued to employees. During 2003, OMI adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure” to account prospectively for share-based compensation issued after December 31, 2002. In accordance with the modified prospective transition method, results of prior periods have not been restated.

          Upon adoption, the transition method we used for SFAS 123(R) included compensation expense recognized during the year ended December 31, 2006 for all share-based awards (all of which are restricted stock awards) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There was no compensation expense for stock options in 2006 as all stock options were fully vested as of January 1, 2006. All of the Company stock award plans are considered equity plans under SFAS 123(R). Upon adoption of SFAS 123(R), we reclassified the balance of Unearned compensation restricted stock to Capital surplus, included in Stockholders’ Equity. The effect of adopting SFAS 123(R) was not material to the Company’s consolidated financial statements and earnings per share for the year ended December 31, 2006, and there was no cumulative effect upon adoption using the modified-prospective transition method.

          Derivatives and Hedging Activities—The Company uses derivatives to reduce market risks associated with its operations. The Company is exposed to market risk, such as changes in interest rates and rates derived from vessels operating in the spot market. Derivative instruments are recorded as assets or liabilities and are measured at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of the derivatives are either offset against the fair value of assets, liabilities or firm commitments through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative’s change in fair value is recognized as income (expense) (see Note 4).

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 1—Business and Summary of Significant Accounting Policies (continued)

          Recent Accounting Pronouncements—Recently issued pronouncements, statements and positions are summarized as follows:

          In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. There was no impact as a result of the issuance of SFAS 155 on our consolidated financial statements.

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157, and has not yet determined the impact that its adoption will have on its results of operations and financial position.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of December 31, 2006. There was no impact as a result of the Company’s adoption of SAB 108 on our consolidated financial statements.

          In November 2006, the Emerging Issues Task Force issued EITF 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” This EITF guidance suggests that the change in the fair value of the conversion feature be excluded from the EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments,” analysis and the Company separately evaluate the significance of change in the conversion feature to determine if the original instrument has been extinguished and modifications that increase the fair value of a conversion feature should be recognized as a reduction in the carrying amount of the debt instrument with a corresponding increase in equity. The Company is currently assessing the impact of EITF 06-6, and does not believe that its adoption will have a material impact on our results of operations and financial position.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.

          Segment Reporting—The Company reports its segments in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

          Based on the Company’s methods of internal reporting and management structure, the Company has two reportable segments, the Crude Oil Fleet and the Clean Fleet.

Note 2—Earnings Per Common Share

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of stock options using the treasury stock method and the conversion of the Convertible Notes to the extent dilutive.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 2—Earnings Per Common Share (continued)

          The components of the calculation of basic earnings per share and diluted earnings per share are as follows:

	For the Years Ended December 31,

	2006	2005	2004

Numerator:
Net income	$306,558	$275,169	$245,695

Denominator:
Basic weighted average common shares outstanding	67,540	81,112	85,712
Effect of dilutive securities:
Options	52	65	127

Diluted weighted average common shares	67,592	81,177	85,839

Basic earnings per common share	$4.54	$3.39	$2.87

Diluted earnings per common share	$4.54	$3.39	$2.86

          For the years ended December 31, 2006, 2005 and 2004, the 2.875% Convertible Notes were not dilutive, as the average price of OMI’s stock was less than the conversion price of the notes (see Note 3).

Note 3—Long-Term Debt and Credit Arrangements

          Long-term debt consists of the following:

	December 31,

	2006	2005

Secured debt:
Term loans under mortgage agreements:
Variable rates:
Based on the London Interbank Offering Rate (“LIBOR”) plus a margin with an average interest rate of 6.136% in 2006 and 5.184% in 2005 due in varying installments and maturities to 2015(1),(2)	$228,206	$347,061
Fixed rate (including margins):
5.30% Due October 2013	22,000	25,600
5.32% Due August 2015	—	28,450
Reducing revolving facilities under bank mortgage agreements at LIBOR plus a margin with an average interest rate of 5.04% in 2005(1),(2)	—	150,000
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000	200,000
2.875% Unsecured Convertible Senior Notes due December 2024(3)	144,044	144,756

Total	594,250	895,867
Less: Current portion of long-term debt:
Scheduled amortization payments of debt	20,286	34,491

Long-term debt	$573,964	$861,376

(1)	The margins on the variable rate debt outstanding ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can be fixed from 30 days to one year.
(2)

As of December 31, 2006, OMI had various interest rate swaps that fix notional amounts aggregating $218,420,000 of variable rate debt ranging from 2.90% to 4.84% (excluding margins) with maturity dates of the swaps ranging from October 2008 to November 2014. As of December 31, 2005, OMI had various interest rate swaps that fix notional amounts aggregating $94,432,000 (not including $112,400,000, which was scheduled to begin in 2006) of variable rate debt ranging from 2.90% to 4.32% (excluding margins).

(3)	The $144,044,000 includes a reduction of $712,000 for an unamortized discount. The current outstanding balance for the bonds is $144,756,000.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements (continued)

          As of December 31, 2006, 85.24% of the net book value, or $1,107,127,000, of the Company’s vessels (representing 32 vessels) was pledged as collateral under certain debt agreements.

          Reducing Revolving Credit Facilities

          OMI has two reducing revolving credit facilities collateralized by vessels. On May 11, 2005, we amended and restated our $348,000,000 facility that had an original due date of July 27, 2006 and an available balance at that time of $154,394,000 with a 10 year $320,000,000 reducing revolving credit facility (the “$320 Facility”). The $320 Facility is collateralized by 11 vessels. Borrowings under the $320 Facility bear interest at LIBOR plus a margin of 0.675%. In November 2006, as a result of the sale of the MARNE (see Note 10) the available amount under this facility was reduced by $19,318,000. The scheduled semi-annual reductions in May and November of the available amount are $9,334,000, and the remaining balloon payment at maturity in May 2015 will be $121,340,000. As of December 31, 2006, the undrawn amount under the $320 Facility was $270,682,000, and there were no outstanding borrowings.

          OMI has another 10 year reducing revolving facility dated November 2004, in the original amount of $375,000,000 (“$375 Facility”). Borrowings under the $375 Facility bear interest at LIBOR plus a margin of 0.80%. During 2006, as a result of the sale of the SACRAMENTO, SOMJIN and ISERE (see Note 10) the available amount under this facility was reduced by an aggregate amount of $81,885,000. At December 31, 2006, the $375 Facility was collateralized by eight vessels. The scheduled semi-annual reductions in May and November are $6,564,000 and the remaining balloon payment at maturity in November 2014 will be $94,078,000. As of December 31, 2006, the undrawn amount under the $375 Facility was $192,532,000, and there were no outstanding borrowings.

          Commitment fees on undrawn amounts under the $320 Facility and $375 Facility are based on 27 and 40 basis points, respectively. Commitment fee expense was $1,608,000 in 2006, $2,347,000 in 2005 and $2,291,000 in 2004.

          7.625% Unsecured Senior Notes Due 2013

          On November 26, 2003, we issued $200,000,000 of 7.625% Senior Notes (the “Notes”) due December 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1. The Notes are general unsecured, senior obligations of the Company. The Notes are guaranteed fully and unconditionally as well as jointly and severally by substantially all of the Company’s current and future subsidiaries. Any subsidiaries of the Company, other than the subsidiary guarantors, are minor within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Company has no independent assets or operations within the meaning of Rule 3-10 of Regulation S-X under the Securities Act. The Notes are subject to certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and the restricted subsidiaries and impose certain limitations on sales or transfers of assets and certain payments, the ability of the Company to enter into sale and leaseback transactions and certain mergers, consolidations and purchases of assets.

          2.875% Convertible Notes Due 2024

          On December 7, 2004, we issued $250,000,000 of convertible notes due December 2024. The notes are senior unsecured obligations of OMI and bear interest at the rate of 2.875% per annum. Interest on the notes is payable semiannually on June 1 and December 1.

          During the year ended December 31, 2005, the Company repurchased an aggregate of $105,244,000 of its Convertible Notes at a discount and recorded a gain of $4,672,000 for the year ended December 31, 2005, which is included in Other Income (Expense) on the Consolidated Statements of Income. As of December 31, 2006, the outstanding balance was $144,756,000 and the carrying value (net of discount) was $144,044,000.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements (continued)

          The conversion ratio and conversion price on the Convertible Notes are adjusted upon the payment of cash dividends in excess of $0.28 per share per annum. In 2006, we paid total dividends of $0.405 per share. When the dividend was paid in October 2006, the conversion ratio increased from 32.5355 to 32.7842 for each $1,000 bond, and the conversion price decreased from $30.74 to $30.50 per share, which was 44.1% above our stock price of $21.17 at December 31, 2006. During the year ended December 31, 2006, the effect of the conversion ratio adjustment for the excess of the aggregate fair value of the underlying common stock that holders would receive at conversion over the proceeds received was $777,000, which is being amortized until December 1, 2011.

          The convertible notes may be converted prior to maturity under the following circumstances:

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

          On or after December 1, 2011, OMI may redeem the convertible notes, in whole or in part, for cash at a redemption price equal to the principal amount of the notes plus accrued, unpaid interest and liquidated damages, if any.

          On December 1, 2011, December 1, 2014 and December 1, 2019, and upon occurrence of certain designated events the holders may require OMI to repurchase all or a portion of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes, plus accrued, unpaid interest and liquidated damages, if any.

          Restrictive Covenants

          All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of December 31, 2006, we were in compliance with all covenants.

          Maturities

          Aggregate maturities of debt during the next five years from December 31, 2006 are as follows:

2007	$20,286
2008	28,578
2009	25,937
2010	17,025
2011(1)	172,079
Thereafter	331,057

Total	$594,962

(1)	Includes convertible notes (excluding the discount) redeemable in December 2011.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 3—Long-Term Debt and Credit Arrangements (continued)

          Interest Paid

          During the years ended December 31, 2006, 2005 and 2004, cash paid for interest, net of amounts capitalized (see Note 1), totaled approximately $39,174,000, $37,112,000 and $27,993,000, respectively.

Note 4—Derivatives and Hedging Activities

          All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company has entered into interest rate swap agreements, which have been designated as cash flow hedges. The Company has also entered into FFAs, which we use as economic and accounting hedges. For FFAs that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. In 2006, we have designated certain FFAs as hedges for accounting purposes, and, as such, changes in the fair value of such FFAs are recorded to Other Comprehensive Income in the Company’s balance sheet each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products.

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

          Interest Rate Swaps

          OMI uses interest rate swaps to manage interest costs and the risk associated with increasing LIBOR interest rates. As of December 31, 2006, we had various interest rate swaps with notional amounts aggregating $218,420,000, ranging from 2.9% to 4.84%, and expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings. As of December 31, 2006, the Company has recorded an asset of $4,059,000 related to the fair market value of these hedges and a corresponding unrealized gain of $4,059,000 to Other comprehensive income.

          The changes in the notional amounts were as follows:

	December 31,

	2006	2005

Notional principal amount, beginning of the year	$206,832	$192,208
Increase of notional amounts	77,800	50,000
Swap termination	(50,000)	—
Reductions of notional amounts	(16,212)	(35,376)

Notional principal amount, end of year	$218,420	$206,832

          For the year ended December 31, 2006, interest rate swaps reduced interest expense by $1,907,000. For the years ended December 31, 2005 and 2004, interest rate swaps increased interest expense by $253,000 and $3,363,000, respectively. In November 2006, a swap with a $50,000,000 notional amount was terminated, resulting in a gain of approximately $300,000, as the debt which it was hedging was paid down as well. The amount that is expected to be reclassified from Other comprehensive income to the Consolidated Statements of Income, as a reduction to interest expense, within the next twelve months has been estimated to be approximately $2,523,000.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 4—Derivatives and Hedging Activities (continued)

Forward Freight Agreements

          At December 31, 2006, OMI had seven synthetic time charter contracts which are equivalent to 3.75 Suezmax vessels. The contracts expire from December 2007 to September 2009 and have an average contract rate of $37,850 per day.

          At December 31, 2006, the FFAs, which include synthetic time charters entered into in 2006, had an aggregate notional value of $140,817,000, which is an aggregate of both long and short positions. The net fair value of $1,079,000 at December 31, 2006 of our forward freight agreements is the estimated net amount that the Company would pay to terminate the agreements at the reporting date. The Company has recorded a liability of $4,044,000 (of which $3,896,000 is included in Other liabilities and $148,000 in Other current liabilities) related to the fair value of these hedges, an asset of $2,504,000 (of which $1,985,000 is included with Other assets and deferred charges and $519,000 is included with Other current assets) and a corresponding unrealized loss of $1,911,000 to Other comprehensive income in the Consolidated Balance Sheet. For the year ended December 31, 2006, the realized gain on closed speculative contracts of $2,489,000 and the unrealized gain on the open contracts of $605,000 was recorded in Other in the Consolidated Statement of Income.

          The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Note 5—Fair Value of Financial Instruments

          The estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents(1)	$156,611	$156,611	$42,297	$42,297
Marketable securities(2)	26,700	26,700	—	—

Derivatives:
Asset for interest rate swaps(3)	4,059	4,059	3,045	3,045
Asset for FFAs(4)	2,504	2,504	262	262
Liability for FFAs(4)	4,044	4,044	35	35

Total debt(5)	594,250	590,758	895,867	883,710

The following methods and assumptions were used to estimate the fair value of each financial instrument:

(1)	Cash and cash equivalents—The carrying amount approximates fair value (see Note 1).
(2)	Marketable securities—The carrying amount approximates fair value (see Note 1).
(3)

Interest rate swaps—The fair value of interest-rate swaps (used for hedging purposes) is the estimated amount the Company would pay or receive to terminate swap agreements at the reporting date, taking into account current interest rates and the current credit-worthiness of the swap counter-parties. Fair value information is received from counter parties that are financial institutions.

(4)

FFAs—The fair value of FFAs is the estimated amount the Company would receive or pay to terminate FFA contracts based on broker values. The fair value of each FFA contract is valued using market assumptions (the worldscale rate, bunker prices, and flat rates) from counter parties that are financial institutions, brokers and exchanges.

(5)

Debt obligations—The fair value of long-term debt is estimated based on current rates offered to the Company for similar debt of the same remaining maturities received from third party financial institutions. The carrying value approximates the fair market value for the variable rate loans.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 6—Operating Lease Expense

          Total operating lease expense was $159,889,000, $73,788,000 and $60,914,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Leases are for vessels (charter hire expense) and office space.

          The future minimum lease payments required by year, under operating leases (not including options) subsequent to December 31, 2006 are as follows:

2007	$69,677
2008	71,710
2009	71,293
2010	44,361
2011	27,200
Thereafter	19,617

Total	$303,858

          For the year ended December 31, 2006, OMI chartered-in five vessels, which are being accounted for as operating leases, relating to sale and lease back transactions (see Note 10). The deferred gain for the vessels that were sold and leased back is being amortized over the life of the lease. The amortization will reduce the charter hire expense included above by approximately $14,700,000 in 2007.

          In June and September 2005, OMI chartered-in two new Suezmax vessels, the CAPE BASTIA and the CAPE BONNY, each for a seven year period. OMI has options to extend the term of the time charters or to acquire the vessels.

          OMI time charters-in two vessels, the OLIVER JACOB and the MAX JACOB, resulting from two sale and lease back transactions in June 2002 and December 2001, respectively. The OLIVER JACOB has been time chartered back for a period of eight years and is being accounted for as an operating lease. The gain on the sale of approximately $4,700,000 is being amortized over the charter period, which expires in June 2010. The MAX JACOB has been time chartered back for a period of five years, not including options, and is being accounted for as an operating lease. The gain on the sale of approximately $4,900,000 was amortized over the original five year lease term, which expired in December 2006. In September 2006, we exercised our option to extend the time charter for an additional three years, terminating in December 2009.

Note 7—Time Charter and Synthetic Time Charter Revenue

          Time charters to third parties of the Company’s owned vessels are accounted for as operating leases. Minimum future revenues (not including profit sharing or charterers’ options and excluding broker commissions), including synthetic time charter contracts, to be received subsequent to December 31, 2006 are as follows:

2007	$309,100
2008	249,446
2009	135,519
2010	43,157
2011	21,991
Thereafter	8,479

Total	$767,692

          If certain vessels with time charter contracts are sold, it could reduce our future time charter revenue and any gain on the disposal of the vessels because of contracted obligations.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 8—Acquisition of Businesses and Intangible Asset

          In July and September 2006, OMI purchased two management companies previously engaged by the Company for crewing and technical services for an aggregate purchase price of $6,020,000, net of cash acquired of $3,453,000. At the purchase dates, the excess of the purchase price over the fair value of the net assets acquired of $7,961,000 was recorded to intangible assets, which has been included as a component of Other assets and deferred charges in the Consolidated Balance Sheet. The purchase price allocation is preliminary and is subject to adjustment. We expect to finalize the purchase price allocation by the third quarter of 2007. The intangible asset, a crew database, is being amortized over a 15 year period. For the year ended December 31, 2006, amortization expense of $226,000 was recorded. Based on intangible assets recorded at December 31, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be $531,000 until it is fully amortized in 2021.

Note 9—Acquisitions of Vessels

          The following table summarizes the acquisitions of vessels delivered during the years ended December 31, 2006 and December 31, 2005:

2006:

	Date	Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

WABASH	January 2006	2006	Handymax	$41,912
RHINE	February 2006	2006	Handysize	30,229
KANSAS	March 2006	2006	Handymax	41,697
REPUBLICAN	March 2006	2006	Handymax	41,773
PLATTE	May 2006	2006	Handymax	42,205

Total				$197,816

2005:

	Date	Year	Type of	Capitalized
Vessel	Delivered	Built	Vessel	Cost(1)

LAUREN	January 2005	2005	Handymax	$40,223
BRAZOS	March 2005	2005	Handymax	40,390
FOX	May 2005	2005	Handysize	30,066
TEVERE	July 2005	2005	Handysize	29,965
THAMES	July 2005	2005	Handymax	37,698

Total				$178,342

(1)	Capitalized costs include capitalized interest (see Note 1).

          The final payments on the 2006 deliveries were paid with cash from operations.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 10—Dispositions of Vessels

          The following table summarizes the dispositions of vessels for the year ended December 31, 2006:

Vessel	Reporting Segment	Year Built	Date of Sale	Net Sales Price(1)	Gain on Disposal of Vessels	Deferred Gain on Disposal of Vessels	Expiration Date of Vessel Charter-in

SOMJIN(2)	Crude	2001	June 2006	$74,254	$23,258	$—	August 2009
HUDSON(3)	Crude	2000	May 2006	71,280	26,273	—	—
SACRAMENTO(3)	Crude	1998	April 2006	68,929	28,703	—	—
POTOMAC(4),(7)	Crude	2000	April 2006	72,472	—	26,483	April 2011
TAMAR(5),(7)	Clean	2003	March 2006	44,795	—	10,117	July 2010
OTTAWA(5),(7)	Clean	2003	March 2006	44,796	—	10,538	March 2010
RUBY(6),(7)	Clean	2004	November 2006	46,244	—	11,721	November 2009
MARNE	Clean	2004	December 2006	41,834	16,606	—	—
ISERE	Clean	1999	December 2006	35,150	13,481	—	—

				$499,754	$108,321	$58,859

(1)	Sales price is net of commission.
(2)

The SOMJIN (renamed HS ALCINA) is being time chartered-in (accounted for as an operating lease) to OMI for a period of three years. There are no guaranteed charter hire payments, as the rates will be based on the rate the vessel earns in the Gemini Pool.

(3)	The vessels are operating in the Gemini Pool in accordance with the terms of the pool agreement.
(4)	The POTOMAC (renamed CAPE BANTRY) was sold and leased back under a time charter arrangement with OMI for five years.
(5)	The OTTAWA and TAMAR were sold and leased back under a bareboat charter arrangement with OMI for approximately four years and continue their previously contracted time charters out.
(6)	The RUBY (renamed KING EDWARD) was sold and leased back under a time charter arrangement with OMI for three years.
(7)

The vessels sold and chartered back to OMI in sale leaseback transactions indicated above are being treated as operating leases. The Deferred gain on disposal of vessels on the Consolidated Balance Sheets is being amortized to Charter hire expense over each vessel’s lease term.

          Term loans of $97,721,000 were repaid upon the disposals of the POTOMAC, OTTAWA, TAMAR and RUBY; available amounts under OMI’s $375 Facility were reduced by $81,885,000 upon the sale of the SACRAMENTO, SOMJIN and the ISERE; and available amounts under OMI’s $320 Facility were reduced by $19,318,000 upon the sale of the MARNE. The HUDSON’s term loan of $25,165,000 was assigned to another vessel and subsequently repaid in 2006 (see Note 3).

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

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 10—Dispositions of Vessels (continued)

          In November 2004, our 1986 built single hull Ultra Large Crude Carrier (“ULCC”) was sold for approximately $20,047,000. The disposal of the vessel resulted in a gain on sale of approximately $3,452,000, which was recorded to the Consolidated Statements of Income for the year ended December 31, 2004.

Note 11—Vessels Held for Sale

          During October 2006, OMI agreed to sell two product carriers, the ASHLEY and the GANGES for an aggregate sales price, net of commissions, of $88,813,000. At December 31, 2006, the net book value of the ASHLEY and GANGES of $25,692,000 and $27,489,000, respectively, were recorded to Vessels held for sale on the Consolidated Balance Sheet. The vessels were delivered to their new owners in February 2007. The resulting gain on sale of the ASHLEY of approximately $16,100,000 will be included in the results of operations in the clean fleet segment in the first quarter of 2007. The resulting gain on sale and leaseback of the GANGES of approximately $19,500,000 will be recorded to Deferred gain on sale of vessel on the Consolidated Balance Sheet in the first quarter of 2007 and will be amortized to charter hire expense (reducing charter hire expense by approximately $17,800 per day), in the clean fleet segment, and included in the Consolidated Statement of Income over the three year lease period.

Note 12—Loss on Investment

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

Note 13—Financial Information Relating to Segments

          The Company organizes its business principally into two operating segments. These segments and their respective operations are as follows:

          Crude Oil Tanker Fleet—includes vessels that normally carry crude oil or low grade oil products. The fleet in all years presented include four sizes of vessels; Suezmax, ULCC (in 2004 only), Panamax (in 2004 only) and handysize.

          Clean Fleet—includes vessels that normally carry refined petroleum products such as gasoline, naphtha and kerosene. The fleet in all years presented include three sizes of vessels, Panamax, handymax and handysize vessels.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)

          The following is a summary of the operations by major operating segments for each of the three years in the period ended December 31, 2006:

	For the Years Ended December 31,

	2006	2005	2004

Revenues:
Crude Oil Fleet	$438,404	$410,589	$427,336
Clean Fleet	277,241	240,259	136,413

Subtotal	715,645	650,848	563,749
Other	3,262	1,519	925

Total	$718,907	$652,367	$564,674

Time Charter Equivalent Revenues:(1)
Crude Oil Fleet	$328,046	$306,456	$352,358
Clean Fleet	248,049	207,649	131,208

Total	$576,095	$514,105	$483,566

Operating Income:(2)
Crude Oil Fleet	$206,193	$218,934	$233,914
Clean Fleet	153,795	108,994	60,514

Subtotal	359,988	327,928	294,428
General and administrative expense not allocated to vessels	(19,588)	(23,036)	(17,309)
Other	(110)	6,718	5,262

Total	$340,290	$311,610	$282,381

Identifiable Assets—At End of Year:
Crude Oil Fleet	$466,081	$676,186	$844,262
Clean Fleet	900,186	981,068	855,448

Subtotal	1,366,267	1,657,254	1,699,710
Cash and cash equivalents	156,611	42,297	41,805
Marketable securities	26,700	—	—
Other	39,794	28,492	29,491

Total	$1,589,372	$1,728,043	$1,771,006

Capital Expenditures:
Crude Oil Fleet	$183	$205	$272,868
Clean Fleet	115,120	146,592	402,539
Other	3,029	1,800	232

Total	$118,332	$148,597	$675,639

Depreciation and Amortization:
Crude Oil Fleet	$20,128	$30,841	$28,676
Clean Fleet	40,547	37,024	27,134
Other	911	534	362

Total	$61,586	$68,399	$56,172

Interest Expense:
Crude Oil Fleet	$6,336	$7,476	$7,685
Clean Fleet	12,568	10,057	6,005
Other(3)	23,034	26,206	20,770

Total	$41,938	$43,739	$34,460

(1)

The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter (see Note 1).

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 13—Financial Information Relating to Segments (continued)

The following is a reconciliation of TCE revenue for the year ended December 31, 2006:

	Crude Oil Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$438,404	$277,241	$715,645
Voyage Expenses	110,358	29,192	139,550

TCE Revenue	$328,046	$248,049	$576,095

The following is a reconciliation of TCE revenue for the year ended December 31, 2005:

	Crude Oil Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$410,589	$240,259	$650,848
Voyage Expenses	104,133	32,610	136,743

TCE Revenue	$306,456	$207,649	$514,105

The following is a reconciliation of TCE revenue for the year ended December 31, 2004:

	Crude Oil Fleet	Clean Fleet	Consolidated

Voyage and TC Revenues	$427,336	$136,413	$563,749
Voyage Expenses	74,978	5,205	80,183

TCE Revenue	$352,358	$131,208	$483,566

(2)           Operating income includes gain (loss) on disposal of vessels-net as follows:

	For the Years Ended December 31,

	2006	2005	2004

Gain (loss) on disposal of vessels-net:
Crude Oil Fleet	$78,217	$57,965	$4,950
Clean Fleet	30,104	–	(3,224)

Total	$108,321	$57,965	$1,726

(3)	Other interest expense represents interest on unsecured debt that is not allocated to vessels.

          In 2006, the Company received revenue from BP Shipping Ltd. of $80,450,000 or 11% and Chartering and Shipping S.A. (“CSSA”), an affiliate of Total S.A., of $73,369,000 of consolidated revenue or 10%. No customer provided 10% or more of consolidated revenue in 2005. In 2004, the major customers were CSSA with revenue of $67,327,000 or 12% and Chevron Transport Corp. with revenue of $53,966,000 or 10%.

Note 14—Savings Plan

          The Company has a 401(k) Plan which is available to full-time employees who meet the Plan’s eligibility requirements, and an Executive Savings Plan for certain key employees. The 401(k) plan is a defined contribution plan, which permits employees to make contributions up to 15% of their annual salaries (up to the statutory limits). For the employees not in the Executive Savings Plan, the Company matched 135% of the first 6% of the employee contributions in 2006, and 100% of the first 6% of the employee contributions in 2005 and 2004 (up to the statutory limits). For the employees in the Executive Savings Plan, the Company matched 100% of the first 6% of the employee contributions in 2006, 2005 and 2004 (up to the statutory limits). The Company may elect to make additional contributions to the Plan at the discretion of the Company’s Board of Directors.

          The following is a summary of Company contributions to these Plans primarily recorded to General and administrative expense on the Consolidated Statements of Income for each of the three years in the period ended December 31, 2006:

	2006	2005	2004

401(k) Plan	$637	$598	$313
Executive Savings Plan	809	838	305

Total	$1,446	$1,436	$618

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Share Based Compensation

          On April 27, 2006, our shareholders approved the 2006 Incentive Compensation Plan. This plan provides for, at the discretion of the Compensation Committee, awards of up to 5,000,000 shares of restricted stock awards, stock options or other form of share-based compensation to directors, officers, employees and consultants of the Company. No further awards may be made under any of our prior plans (2003 Stock Incentive Plan, 2001 Restricted Stock Plan and 1998 Stock Option Plan).

          Unearned Compensation—Restricted Stock, included separately in the equity section of the Consolidated Balance Sheet at December 31, 2005, representing the non-vested portion of the restricted stock awards, was reclassified with capital surplus on the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2006.

          Forfeitures—There was no adjustment upon adoption of SFAS 123(R) for estimated forfeitures on previously granted restricted stock awards as the estimated forfeiture rate was less than 1%.

Stock Options

          As of December 31, 2006, there were 39,000 stock options outstanding with a weighted average exercise price of $4.16 per share. All of the 39,000 options were vested prior to January 1, 2006. During the years ended December 31, 2006, 2005 and 2004, cash received upon the exercise of stock options was $249,000, $548,000 and $2,434,000, respectively. Proceeds received from the exercise of the options are credited to the capital accounts.

          The following table summarizes the information regarding the stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding and Exercisable

Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

$4.94	9,000	$4.94	1.02
3.93	30,000	3.93	7.36

	39,000	$4.16	5.90

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Share Based Compensation (continued)

          The following table summarizes activity under the stock option plan and the weighted average exercise prices for the three years ended December 31, 2006 (in whole numbers, except for Exercise Prices):

	Number of	Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2004	665,067	$5.11
Granted	—	—
Exercised	(480,067)	5.09
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2004	185,000	5.16
Granted	—	—
Exercised	(106,000)	5.17
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2005	79,000	5.21
Granted	—	—
Exercised	(40,000)	6.24
Forfeited	—	—
Expired	—	—

Outstanding December 31, 2006	39,000	$4.16

Restricted Stock Awards

          The table below summarizes the Company’s restricted stock awards as of December 31, 2006:

		Weighted Average
	# of Shares	Grant Date Price

Outstanding at January 1, 2006	1,943,119	$11.12
Granted	891,079	19.08
Vested(1)	(358,187)	6.56
Forfeited	(53,201)	16.23

Outstanding at December 31, 2006	2,422,810	$14.61

(1)           “Vested” in connection with restricted shares means that the restrictions have lapsed.

          The fair value of restricted stock at the grant date is equal to the closing stock price on that date. The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $6,103,000, $4,092,000 and $2,212,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

          As of December 31, 2006, unrecognized compensation cost related to unvested restricted stock aggregated $24,243,000, which will be recognized over a weighted average period of 3.3 years. During 2006, the fair value of the 358,187 shares that vested was approximately $2,348,000. During 2005, the fair value of the 255,574 shares that vested was approximately $1,421,000.

          In May and September 2006, OMI awarded and issued 712,119 shares and 178,960 shares, respectively, of restricted stock to employees, executive officers and directors for a total value at the respective dates of grant of approximately $13,274,000 and $3,728,000, respectively. Restrictions lapse for the May 2006 grant one third of the

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 15—Share Based Compensation (continued)

shares at the end of years three, four and five; the next third at the end of years four, five and six; and the remaining third of the shares at the end of years five, six and seven. Restrictions lapse for the September 2006 grant, one third of the shares in May 2010, the next third in May 2011 and the remaining third of the shares in May 2012.

Note 16—Employment Agreements

          OMI has employment agreements with all of its senior executive officers and certain other employees, which provide for an annual base salary and a performance incentive bonus. The base salary is the prior year’s base salary plus any raise granted by the OMI Board of Directors (“Board”). Under the contracts, bonuses are paid at the discretion of the Board. Each of these agreements also provides that if the executive’s employment (i) is terminated without cause (as defined in his or her employment agreement), (ii) the executive voluntarily terminates his or her employment within 90 days of a relocation (following a Change in Control) or reduction in compensation or responsibilities, or (iii) the executive is disabled (as defined in his or her employment agreement), such executive will continue to receive base salary and other benefits for a period of two years. For six senior executives, following a Change in Control (as defined in his or her employment agreement), the executive’s future bonuses will be equal to 150% of the executive’s annual salary. If an executive’s employment is terminated by the Company (other than for “cause” or becoming “disabled”) within two years after a Change in Control, OMI is required to pay the executive a bonus equal to his or her bonuses paid during the previous twelve months preceding the Change in Control (for executives other than the six senior executives) and 150% of the then effective annual salary of the executive for the six senior executives (the “termination bonus”). In addition, in the event of a Change in Control (as defined in the employment agreement) and if any such executive’s employment is terminated by OMI without cause (other than for reasons of disability) or by the employee as described in clause (ii) above, within two years before or after such a Change in Control, OMI will pay such executive an amount equal to three times the sum of his or her then current base salary and his or her termination bonus, reduced, in the case of a termination occurring prior to such a change in control by any severance theretofore paid to the executive under his or her employment agreement.

Note 17—Stockholders’ Equity

          Common Stock Issued (other than for stock-based compensation)

          On June 29, 2004, OMI issued 12,204,000 shares of common stock pursuant to underwriting agreements for the offer and sale of common stock of the Company under the Company’s shelf Registration Statement on Form S-3, filed on May 13, 2003. The net proceeds of the 12,204,000 shares sold by OMI after the related underwriting discount and offering expenses were approximately $137,695,000. All of the net proceeds were used to fund acquisitions.

          Acquisition and Retirement of Common Stock

          During 2006, the Company repurchased 9,657,000 common shares for an aggregate of $195,532,000 under share repurchase programs approved by the Board of Directors. The Company retires all treasury shares and all common stock repurchases and forfeitures. In the first quarter of 2007 (until February 23, 2007) 540,000 shares were repurchased at an average price of $20.77 per share aggregating $11,216,000.

          During 2005, the Company repurchased 15,035,000 common shares for an aggregate of $269,933,000 under share repurchase programs approved by the Board of Directors. The Company also received 20,000 restricted shares which were forfeited in 2005.

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

          During 2006, the Board of Directors declared quarterly dividends aggregating $0.465 per share to shareholders of record at designated dates aggregating $30,916,000 (the fourth quarter dividend of $8,753,000 was declared in November 2006, accrued in Dividends payable in the Consolidated Balance Sheet at December 31, 2006, and paid on January 8, 2007). On February 15, 2007, the Board of Directors approved an increase in the quarterly dividend from $0.14 per share to $0.15 per share and declared the $0.15 per share dividend to shareholders of record on March 19, 2007, which will be paid on March 28, 2007.

          During 2005, the Board of Directors declared quarterly dividends aggregating $0.32 per share to shareholders of record at designated dates aggregating $25,572,000 (the fourth quarter dividend of $5,704,000 was declared in November 2005, accrued in Dividends payable in the Consolidated Balance Sheet at December 31, 2005, and paid on January 11, 2006).

          During 2004, the Board of Directors declared quarterly dividends aggregating $0.22 per share to shareholders of record at designated dates aggregating $18,622,000 (the fourth quarter dividend of $5,994,000 was declared in November 2004 and paid on January 11, 2005).

Note 18—Commitments and Contingencies

          Contracts Relating to the Disposal of Vessels

          During January 2007, OMI agreed to sell the SEINE, a product carrier. The gain on the sale of approximately $13,000,000 will be recognized upon delivery, which is expected to be in the third quarter of 2007.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(All tabular amounts are in thousands, except per share data)

Note 18—Commitments and Contingencies (continued)

          Contracts Relating to the Purchase of Vessels

          On December 6, 2006, we signed an agreement to construct two product carriers. The contract costs for the two vessels aggregated $91,300,000. The vessels are estimated to be ready for delivery in the first quarter of 2009. The acquisitions will be funded by cash from operations and existing credit lines. The following is the estimated payment schedule as of December 31, 2006:

	Payments

2007	$18,260	(1)
2008	13,695
2009	59,345

Total	$91,300

(1)           An initial payment of $9,130,000 was made on January 2, 2007.

          Other

          In September 2005, the Company reached an agreement with one of its insuring Protection and Indemnity Associations (“P & I club”) in respect of costs and expenses relating to the investigation by the U.S. Government of certain insured ships that culminated in a plea agreement and fine paid for a violation by the crew of the vessel GUADALUPE of the Act to Prevent Pollution from Ships. In 2003, the Company expensed a fine it paid to the U.S. Government in the amount of $4,200,000 and associated costs. In the fourth quarter of 2005, the Company received $1,000,000 from the settling insurer. We recognized a $620,000 gain (which reflects associated expenses of $380,000) recorded in Vessel expense in the Consolidated Statement of Income, for the year ended December 31, 2005 from the insurance recovery.

          A claim against another P & I club relating to the same incident was rejected by that insurer and the Company commenced an arbitration seeking recovery on the claim. In the fourth quarter of 2006, OMI was unsuccessful in its claim against the insurer and incurred approximately $3,800,000 during the year in legal fees and expenses as part of the cost of the arbitration, included in the Consolidated Statement of Income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          To the Board of Directors and Stockholders of OMI Corporation:

          We have audited the accompanying consolidated balance sheets of OMI Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OMI Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

Item 8.	SUPPLEMENTARY DATA

	Quarterly Results of Operations (Unaudited) (In thousands, except per share amounts)

	2006 Quarter Ended				2005 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$193,192	$183,270	$181,150	$161,295	$171,442	$148,474	$143,204	$189,247
Operating Income (1)	75,317	141,300	55,671	68,002	85,646	56,240	47,589	122,135
Net income	$63,563	$131,772	$49,770	$61,453	$75,781	$47,136	$39,611	$112,641

Basic Earnings Per Common Share(2)	$0.89	$1.92	$0.74	$0.97	$0.88	$0.56	$0.49	$1.53

Weighted average number of shares of common stock outstanding—basic	71,150	68,496	66,861	63,652	85,636	83,874	81,405	73,531

Diluted Earnings Per Common Share(2)	$0.89	$1.92	$0.74	$0.96	$0.88	$0.56	$0.49	$1.53

Weighted average number of shares of common stock outstanding—diluted	71,206	68,554	66,922	63,684	85,713	83,938	81,468	73,588

(1)

Operating income includes Gains on disposal of vessels in 2006; aggregating $78,038,000 and $30,283,000 in the second and fourth quarters, respectively. Operating income includes Gains on disposal of vessels in 2005; aggregating $2,874,000 and $55,091,000 in the first and fourth quarters, respectively.

(2)	Earnings per share are based on stand-alone quarters.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

Item 9A.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, [the “Exchange Act”], as of the end of the period covered by this Annual Report on Form 10-K, based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

          Changes in Internal Controls

          There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. We have excluded from our assessment of the internal control over financial reporting at OMI Crewing Services Ltd. (“OCS”) and Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), which were acquired effective as of July 13, 2006 and September 7, 2006, respectively, and whose financial statements reflect total assets and net sales aggregating 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

          Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears on page 92 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMI Corporation:

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that OMI Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from their assessment of the internal control over financial reporting at OMI Crewing Services Ltd. (“OCS”) and Orinoco Maritime Consultancy India Pvt. Ltd. (“OMCI”), which were acquired effective as of July 13, 2006 and September 7, 2006, respectively, and whose financial statements reflect total assets and net sales aggregating 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the OMCI and OCS businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

          Pursuant to General Instruction G(3) the information regarding directors and the Audit Committee called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission; however certain information relating to Executive Officers of the Company appears in Item 4A of Part I of this Annual Report on Form 10–K.

Item 11.	EXECUTIVE COMPENSATION

          Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to General Instruction G(3) the information called for by this item is hereby incorporated by reference from OMI’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated herein by reference from OMI’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Financial Statement Schedules

	(a)	Financial statements as indicated in the index are set forth on page 62.

	(b)	Financial Statement Schedules

None.

	(c)	The index to Exhibits is on page 95.

EXHIBITS

Number	Description of Exhibit	Incorporated by Reference to

3.1, 4.1	Articles of Incorporation of OMI	Registration Statement on Form S–1 (No. 333–52771) Filed May 15, 1998

3.2, 4.2	By–laws	Registration Statement on Form S–1 (No. 333–52771) Filed May 15, 1998

4.3	2001 Restricted Stock Plan(1)	Registration Statement on Form S–8 (No. 333-72456) Filed October 30, 2001

4.4	OMI Corporation Executive Savings Plan(1)	Registration Statement on Form S–8 (No. 333-72460) Filed October 30, 2001

10.1	Form of Common Stock Certificate	Registration Statement on Form S–1 (No. 333–52771) Filed May 15, 1998

10.2	OMI Corporation Stock Option Plan(1)	Registration Statement on Form S–1 (No. 333–52771) Filed May 15, 1998

10.3	1998 Stock Plan(1)	Registration Statement on Form S–8 (No. 333–57019) Filed June 17, 1998

10.4	Amended Form of Employment Agreements for Senior Executives(1)	Form 10–Q Filed August 13, 2001

10.5	Preferred Stock Purchase Rights Agreement	Form 8-A Filed December 14, 1998

10.6	Registration Statement on Form S-8 (No. 333-72458) Filed October 30, 2001

10.7	OMI Corporation 2003 Stock Incentive Plan(1)	Registration Statement on Form S-8 (No. 333–112761) Filed February 12, 2004

10.8	OMI Corporation Incentive Compensation Plan, 2006(1)	Registration Statement on Form S-8 (No. 333–134295) Filed May 19, 2006

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Denotes compensation plan and/or agreement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMI CORPORATION

By: /s/ CRAIG H. STEVENSON

Craig H. Stevenson, Jr.,
Chairman of the Board of Directors and
Chief Executive Officer
February 28, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG H. STEVENSON, JR.	Chief Executive Officer and Director	February 28, 2007
(Principal Executive Officer)
Craig H. Stevenson, Jr.

/s/ ROBERT BUGBEE	President, Chief Operating Officer and Director	February 28, 2007

Robert Bugbee

/s/ MICHAEL KLEBANOFF	Director	February 28, 2007

Michael Klebanoff

/s/ JAMES N. HOOD	Director	February 28, 2007

James N. Hood

/s/ PHILIP J. SHAPIRO	Director	February 28, 2007

Philip J. Shapiro

/s/ DONALD C. TRAUSCHT	Director	February 28, 2007

Donald C. Trauscht

/s/ JAMES D. WOODS	Director	February 28, 2007

James D. Woods

/s/ KATHLEEN C. HAINES	Senior Vice President, Chief	February 28, 2007
Financial Officer, Treasurer and
Kathleen C. Haines	Chief Accounting Officer
(Principal Financial and Accounting Officer)