Form 10-Q
period 2007-03-31
OMI CORP/M I
filed 2007-05-09
CIK 1061571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the Quarter Ended March 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☑ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2006
Common Stock, $0.50 par value	62,984,900

PART I:    FINANCIAL INFORMATION

Item 1. Financial Statements

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2007	2006

Revenue	$171,764	$193,192

Operating Expenses:
Voyage expense	30,127	35,937
Vessel expense	22,918	22,063
Charter hire expense	52,771	35,118
Depreciation and amortization	14,185	16,690
General and administrative	9,307	8,067
Gain on disposal of vessel	(16,112)	-
Total operating expenses	113,196	117,875

Operating Income	58,568	75,317

Other(Expense)Income:
Interest expense	(8,655)	(12,207)
Interest income	2,403	397
Other	(1,438)	56
Net Other Expense	(7,690)	(11,754)

Net Income	$50,878	$63,563

Basic Earnings Per Common Share	$0.82	$0.89

Diluted Earnings Per Common Share	$0.82	$0.89

Weighted Average Shares Outstanding:
Basic	62,017	71,150
Diluted	62,049	71,206

Cash Dividends Declared Per Share	$0.15	$0.10

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2007	2006
CURRENT ASSETS:
Cash (including cash equivalents of
$122,848 in 2007 and $141,353 in 2006)	$143,556	$156,611
Marketable securities	77,325	26,700
Receivables:
Traffic receivables, net of allowance for
doubtful accounts of $1,643 in 2007 and
$2,175 in 2006	41,878	43,996
Other	9,168	7,897
Current restricted cash	357	364
Prepaid expenses and other current assets	16,931	15,900
Vessels held for sale	-	53,181
Total Current Assets	289,215	304,649

VESSELS, CONSTRUCTION IN PROGRESS AND OTHER
PROPERTY:
Vessels	1,411,583	1,411,013
Construction in progress	9,251	-
Other property	10,426	7,958
Total vessels, construction in progress and
other property	1,431,260	1,418,971
Less accumulated depreciation	182,155	168,363
Vessels, construction in progress and other
property – net	1,249,105	1,250,608

Drydock - Net of Amortization	6,189	4,989
Non-Current Restricted Cash	150	150
Other Assets and Deferred Charges	24,547	28,976
Total Assets	$1,569,206	$1,589,372

CURRENT LIABILITIES:
Current portion of long-term debt	$20,311	$20,286
Accounts payable	17,740	19,115
Accrued liabilities:
Voyage and vessel	13,348	7,113
Interest	7,321	3,300
Compensation	5,231	9,439
Other	7,891	8,516

Pool member contributions	8,182	7,938
Deferred charter hire revenue	18,705	19,344
Charter hire payable	19,424	13,173
Dividend payable	-	8,752
Total Current Liabilities	118,153	116,976

Other liabilities	8,283	3,943
Deferred gain on sales of vessels	67,968	53,211
Long-term debt	508,143	573,964
Total Liabilities	702,547	748,094

Stockholders’ equity	866,659	841,278
Total Liabilities and Stockholders’ Equity	$1,569,206	$1,589,372

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006

Net cash provided by operating activities	$56,161	$91,360

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to vessels and other property	(12,289)	(92,314)
Proceeds from disposition of vessels	88,813	89,591
Payments for marketable securities	(50,625)	(11,050)
Escrow of funds	-	249
Net cash provided (used) by investing activities	25,899	(13,524)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	47,000
Payments on debt	(65,850)	(54,033)
Payments for the purchase of common stock	(11,215)	(13,969)
Payments of dividends to shareholders	(18,050)	(5,704)
Net cash used by financing activities	(95,115)	(26,706)

Net (decrease) increase in cash and cash equivalents	(13,055)	51,130
Cash and cash equivalents at beginning of year	156,611	42,297
Cash and cash equivalents at end of period	$143,556	$93,427

See notes to condensed consolidated financial statements.

OMI CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Note 1 – OMI to Be Acquired by Teekay and TORM

     Teekay Shipping Corporation ("Teekay"), A/S Dampskibsselskabet TORM ("TORM") and a company jointly owned by Teekay and TORM, Omaha, Inc. entered into a definitive transaction agreement ("agreement") to acquire OMI Corporation (“OMI” or the “Company”). A tender offer to purchase all outstanding shares of OMI common stock, including the associated preferred stock purchase rights, at $29.25 net per share in cash, commenced on April 27, 2007. Under the terms of the agreement, OMI will be permitted to pay one dividend at a maximum rate of $0.15 per share, pro rated from April 1 to the closing of the tender offer. For more information on the proposed tender offer and merger, please refer to the Form 8-K filed by the Company on April 20, 2007 and the Schedule 14D-9 Solicitation/Recommendation Statement filed by the Company on April 27, 2007, each filed with the Securities and Exchange Commission.

     Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

     OMI is a leading seaborne transporter of crude oil and refined petroleum products operating in the international shipping markets. The unaudited condensed consolidated interim financial statements of OMI are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The statements of income for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

     The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Reclassifications — Certain reclassifications have been made to the condensed consolidated financial statements for the 2007 period to conform to the 2006 presentation. These reclassifications had no impact on previously recorded net income or cash flows.

     Pool Revenue - Revenues include the gross revenue generated by vessels in the Gemini Pool(“Gemini”) that began in December 2003 and the Libra Pool (“Libra”) that began in November 2006.

     We recognize revenue and expenditures from pools on a gross basis, in accordance with guidance in EITF Issue No. 99-19 relating to indicators of gross revenue reporting, as the pools control the deployment of the vessels, have the ability to establish price and negotiate terms of contracts (which are in Gemini’s or Libra’s name) with customers and incur all voyage expenses.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (cont.)

     Gemini Pool - As of March 31, 2007, there were 16 Suezmaxes (9 of OMI’s and 7 from other shipowners) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula.

     The table below provides summary information (in thousands) of revenues, voyage expense and charter hire expense from the Gemini Pool for the three months ended March 31, 2007 and 2006 for OMI and other participants’ vessels:

	For the Three Months
	Ended March 30,
	2007	2006

Revenue:
OMI Vessels	$53,602	$89,127
Non-OMI Vessels	40,367	36,177
	$93,969	$125,304

Voyage Expenses:
OMI Vessels	$11,206	$22,340
Non-OMI Vessels	12,685	6,820
	$23,891	$29,160

Charter Hire Expenses:
OMI Vessels	$-	$-
Non-OMI Vessels	30,379	25,834
	$30,379	$25,834

     Libra Pool - As of March 31, 2007, there were four product carriers (two from OMI and two from another shipowner) operating in the pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. For the three months ended March 31, 2007, Revenue and Voyage expenses were $5,943,000 and $1,978,000, respectively for OMI’s vessels and $6,949,000 and $2,107,000, respectively, for the other participant’s vessels. Charter hire expense for the other participant’s vessels was $4,434,000.

     Recent Accounting Pronouncements — Recently issued pronouncements, statements and positions are summarized as follows:

     In February 2007, the Financial Accounting Standards Board (“FASB”)issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the statement and have not determined whether or not it will have a material effect on our financial position or results of operations.

     Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (cont.)

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

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes”. FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. FIN 48 became effective in the first quarter of 2007 and did not have any material effect on our consolidated results of operations and financial position, as we are not subject to income taxes.

     Note 3 – Long-Term Debt and Credit Arrangements

     As of March 31, 2007, the Company’s debt and credit arrangements consisted of the following (in thousands):

Secured debt:
Term loans under mortgage agreements:
Variable rates:
Based on the London Interbank Offering Rate
(“LIBOR”)plus a margin with an average
interest rate of 6.13%, due in varying
installments and maturities to 2015(1),(2)	$225,303
Fixed rate (including margins):
5.30% Due October 2013	21,300
Unsecured debt:
7.625% Unsecured Senior Notes due December 2013	200,000
2.875% Unsecured Convertible Senior Notes due
December 2024(3)	81,851
Total	528,454
Less: Current portion of long-term debt:
Scheduled amortization payments of debt	20,311
Long-term debt	$508,143

(1)	The margins on the variable rate debt outstanding at March 31, 2007 ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can be fixed from 30 days to one year.
(2)

As of March 31, 2007, OMI had various interest rate swaps with notional amounts aggregating $213,878,000 of variable rate debt ranging from 2.90% to 4.84% (excluding margins) with maturity dates of the swaps ranging from October 2008 to November 2014.

(3)	The $81,851,000 includes a reduction of $405,000 for an unamortized discount. The current outstanding balance for the bonds is $82,256,000.

     As of March 31, 2007, the available undrawn amount under our credit facilities aggregated $463,214,000.

          2.875% Convertible Notes Due 2024

           During the three months ended March 31, 2007, the Company repurchased an aggregate of $62,500,000 of its 2.875% unsecured Convertible Notes issued in December 2004 (“Convertible Notes”). We recorded a gain of $252,000 on the extinguishment of the Convertible Notes, offset by the write off of the related deferred finance fees and unamortized discount aggregating $1,792,000 for the three months ended March 31, 2007, which is included in Other (Expense) Income on the Condensed Consolidated Statements of Income.

Note 3 – Long-Term Debt and Credit Arrangements (cont.)

     Upon payment of the March dividend of $0.15 per share we have paid total dividends of $0.29 per share thus far in 2007. Therefore, the conversion ratio and conversion price for our Convertible Notes ($81,852,000 currently outstanding) were adjusted as per the agreement, as the threshold of $0.28 per share was reached. The conversion ratio increased from 32.7842 to 32.7989 for each $1,000 bond, and the conversion price decreased from $30.50 to $30.49 per share, which was 13.5% above our stock price of $26.86 at March 31, 2007. The conversion ratio and conversion price will change upon the payment of the pro rated dividend mentioned in Note 1.

     Interest Paid

     During the three months ended March 31, 2007 and 2006, cash paid for interest, net of $121,000 and $762,000 for capitalized interest, totaled approximately $3,603,000 and $6,380,000, respectively.

     Restrictive Covenants

     All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of March 31, 2007, we were in compliance with all covenants.

     Note 4 – Financial Instruments

     All derivatives are recognized on the Company’s Condensed Consolidated Balance Sheets at their fair values. For accounting hedges, on the date the derivative contract is entered into the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge). The Company has entered into interest rate swap agreements, which have been designated as cash flow hedges. The Company has also entered into forward freight agreements (“FFAs”). We use FFAs as economic and accounting hedges. For FFAs that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. We have designated certain FFAs as hedges for accounting purposes, and, as such, changes in the fair value of such FFAs are recorded to Other Comprehensive Income in the Company’s balance sheet each reporting period. FFAs involve contracts to provide theoretical voyages at fixed rates. The FFA contracts settle based on the monthly Baltic Tanker Index (“BITR”). The BITR average rates received in the spot market are by cargo type and trade route for crude oil and refined petroleum products. The duration of a contract can be one month, quarterly or up to three years with open positions settling on a monthly basis. We have taken short positions in FFA contracts as a hedge to reduce a portion of the Company’s exposure to the spot charter market by creating synthetic time charters. From time to time we have also taken long positions, which have increased our exposure to the spot market.

     Interest Rate Swaps

     As of March 31, 2007, we had various interest rate swaps with notional amounts aggregating $213,878,000 ranging from 2.9% to 4.84% and expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three-month LIBOR settings.

Note 4 – Financial Instruments (cont.)

     As of March 31, 2007, the Company has recorded an asset (which is included in Other assets and deferred charges) of $3,146,000 related to the fair market value of these hedges and a corresponding unrealized gain of $3,146,000 to Other comprehensive income.

Forward Freight Agreements

     At March 31, 2007, OMI had seven synthetic time charter contracts (for tonnage aggregating 487,500 dwt) which are equivalent to 3.75 Suezmax vessels. The contracts expire from December 2007 to September 2009 and have an average contract rate of $37,850 per day.

     At March 31, 2007, the FFAs, which include synthetic time charters entered into in 2006, had an aggregate notional value of $118,082,000, which is an aggregate of both long and short positions. The net fair value of $7,723,000 at March 31, 2007 of our forward freight agreements is the estimated net amount that the Company would pay to terminate the agreements at the reporting date. The Company has recorded a liability of $7,987,000 (which is included in Other liabilities) related to the fair value of these hedges, an asset of $264,000 (which is included in Other assets and deferred charges) and a corresponding unrealized loss of $7,723,000 to Other comprehensive income in the Condensed Consolidated Balance Sheet. For the three months ended March 31, 2007, we recorded a gain of $76,000 in Other in the Condensed Consolidated Statement of Income. The value of our open positions at March 31, 2007 is a gain of $142,000.

     The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

Note 5 – Earnings Per Common Share

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and the exercise of stock options using the treasury stock method and the conversion of the 2.875% Convertible Notes to the extent dilutive.

     The components of the denominator for the calculation of basic and diluted earnings per share and the results of such calculations are as follows:

	For the Three Months
	Ended March 31,
(in thousands, except per share amounts)	2007	2006
Numerator:
Net income	$50,878	$63,563

Denominator:
Basic weighted average common shares outstanding	62,017	71,150
Effect of dilutive securities:
Options	32	56
Diluted weighted average common shares	62,049	71,206

Basic earnings per common share	$0.82	$0.89

Diluted earnings per common share	$0.82	$0.89

     For the three months ended March 31, 2007 and 2006, the 2.875% Convertible Notes were not dilutive, as the average price of OMI’s stock was less than the conversion price of the notes.

Note 6 - Equity Transactions

     Acquisition and Retirement of Common Stock

     For the three months ended March 31, 2007, we repurchased and retired 540,000 shares of common stock at an average of $20.77 per share, aggregating approximately $11,216,000. At March 31, 2007, $143,416,000 remained available under authorized programs; however, under the terms of the merger agreement (see Note 1) the Company has agreed to suspend its share repurchase program.

     During the three months ended March 31, 2006, we repurchased 1,248,300 shares of common stock at an average price of $18.15 per share, aggregating $22,661,000 ($8,692,000 was accrued for in the Condensed Consolidated Balance Sheet in Other accrued liabilities and paid in April 2006).

     Cash Dividends

     On February 15, 2007, the Board of Directors of OMI approved an increase in the regular quarterly dividend from $0.14 per share to $0.15 per share and declared a dividend on its common stock to shareholders based on the number of common shares outstanding to holders of record on March 19, 2007. The dividend of $9,297,000 was paid on March 28, 2007.

Note 7 – Share Based Compensation

     Incentive Compensation Plans

     At March 31, 2007, the Company had share-based awards outstanding under four stock-based incentive compensation plans: the 2006 Incentive compensation plan, the 2003 Stock Incentive Plan, the 2001 Restricted Stock Plan and the 1998 Stock Option Plan. These plans provided for the granting of options and restricted stock awards to officers, employees, consultants and directors for purchase of or to acquire the Company’s common shares. A detailed description of these plans can be found in the Company's 2006 Annual Report on Form 10-K.

Stock Options

     As of March 31, 2007, there were 39,000 stock options outstanding with a weighted average exercise price of $4.16 per share. The 39,000 options were vested prior to January 1, 2007, and there were no options exercised during the three months ended March 31, 2007 and March 31, 2006.

     The following table summarizes the information regarding the outstanding stock options at March 31, 2007:

	Options Outstanding and Exercisable

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Exercise Prices	Options	Price	Life (Years)

$ 4.94	19,000	$4.94	0.77
3.93	30,000	3.93	7.11
	39,000	$4.16	5.65

Restricted Stock Awards

     The table below summarizes the Company’s restricted stock awards as of March 31, 2007:

		Weighted
	# of	Average
	Shares	Grant Date Price

Outstanding at January 1, 2007	2,422,810	$14.61

Granted	-	-
Vested(1)	-	-
Forfeited	(1,200)	20.83
Outstanding at March 31, 2007	2,421,610	$14.61

(1)	“Vested” in connection with restricted shares means that the restrictions have lapsed.

Note 7 – Share Based Compensation (cont.)

     The fair value of restricted stock at the grant date is equal to the closing stock price on that date. The Company is amortizing unearned compensation over the applicable vesting periods. We recognized compensation expense related to restricted stock of $1,719,000 and $1,434,000 during the three months ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007, unrecognized compensation cost related to unvested restricted stock aggregated $22,498,000, which is being amortized over the remaining weighted average vesting period of 3.0 years. No shares vested during the three months ended March 31, 2007 and March 31, 2006.

Note 8 – Disposals of Vessels

      The table below summarizes the disposal of vessels at each of the vessels’ respective sales date for the three months ended March 31, 2007 (in thousands):

						Deferred
				Net	Gain on	Gain on	Expiration
	Reporting	Year	Date of	Sales	Disposal	Disposal	Date of Vessel
Vessel	Segment	Built	Sale	Price(1)	of Vessels	of Vessels	Charter-in

ASHLEY(2)	Clean	2001	Feb. 2007	$41,834	$16,112	$-	-
GANGES(2)	Clean	2004	Feb. 2007	46,979	-	19,461	February 2010
				$88,813	$16,112	$19,461

(1) Sales price is net of commission.
(2)The vessels are operating in the Libra Pool.

     The GANGES (renamed the KING ERNEST), which is being chartered back to OMI in the sale leaseback transaction indicated above, is being treated as an operating lease. The Deferred gain on disposal of vessels on the Consolidated Balance Sheets is being amortized to Charter hire expense over the three year term of the vessel’s lease.

     The ASHLEY and GANGES were replaced by other vessels as collateral in the $320 Facility and the $70 million term loan, respectively.

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

Note 9 – Financial Information Relating to Segments (cont.)

     The following is a summary by major operating segments for the three months ended March 31, 2007 and March 31, 2006:

	For the Three Months
	Ended March 31,
(in thousands)	2007	2006
Revenue:
Crude Fleet	$102,523	$126,419
Clean Fleet	68,139	66,061
Subtotal	170,662	192,480
Other	1,102	712
Total	$171,764	$193,192
Time Charter Equivalent Revenue:(1)
Crude Fleet	$78,353	$97,791
Clean Fleet	62,182	58,752
Total	$140,535	$156,543
Operating Income:
Crude Fleet(2)	$21,544	$47,952
Clean Fleet	42,869	31,170
	64,413	79,122
General and administrative expense
not allocated to vessels	(5,761)	(5,934)
Other	(84)	2,129
Total	$58,568	$75,317

(1)

The Company uses time charter equivalent revenue, which is voyage revenue less voyage expenses, as a measure of analyzing fluctuations in voyage revenue between financial periods and as a method of equating revenue generated from a voyage charter to time charter.

The following is a reconciliation of TCE revenue for the three months ended March 31, 2007:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated
Voyage and TC Revenues	$102,523	$68,139	$170,662
Voyage Expenses	24,170	5,957	30,127
TCE Revenue	$78,353	$62,182	$140,535

The following is a reconciliation of TCE revenue for the three months ended March 31, 2006:

	Crude	Clean
(in thousands)	Fleet	Fleet	Consolidated
Voyage and TC Revenues	$126,419	$66,061	$192,480
Voyage Expenses	28,628	7,309	35,937
TCE Revenue	$97,791	$58,752	$156,543

(2)	Operating income for the three months ended March 31, 2007 includes a Gain on disposal for one vessel of $16,112,000.

Note 10 - Other Commitments and Contingencies

     Long-Term Time Charter Revenue

     Minimum future revenues (not including profit sharing) to be received for time charters and synthetic time charter contracts (see Note 4) subsequent to March 31, 2007 are as follows: $232,922,000 in the remainder of 2007, $251,169,000 in 2008, $136,778,000 in 2009, $43,854,000 in 2010, $22,167,000 in 2011, and $8,011,000 in 2012.

     Vessels Time Chartered-In

     During the three months ended March 31, 2007, we sold and time chartered back a product carrier, the GANGES, which was renamed the KING EDWARD. The charter is an operating lease, and the vessel has a fixed time charter rate (see Note 8).

     Our future minimum lease payments for vessels under operating leases (not including renewal options) and office space subsequent to March 31, 2007 are as follows: $58,733,000 in the remainder of 2007, $79,955,000 in 2008, $79,516,000 in 2009, $45,340,000 in 2010, $27,212,000 in 2011 and $19,617,000 thereafter.

     Contracts Relating to the Disposal of Vessels

     In March 2007, the contract agreed to in January 2007 to sell the SEINE was cancelled, with no penalty to either party to the transaction.

Contracts Relating to the Purchase of Vessels

     In December 2006, we signed an agreement to construct two product carriers. The contract costs for the two vessels aggregated $91,300,000. The vessels are estimated to be ready for delivery in the first quarter of 2009. The first installment payments of $9,130,000 paid in the first quarter of 2007 were funded with cash from operations. The following is the estimated payment schedule as of March 31, 2007:

Payments

Remaining 2007	$9,130
2008	13,695
2009	59,345
Total	$82,170

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

     We own or charter-in a fleet of 45 vessels (see Our Fleet Report section) and we have contracted to have two product carriers constructed. They are scheduled to be delivered in the first quarter of 2009.

     We are focused on maintaining a high quality fleet that is concentrated primarily in two vessel types: Suezmax tankers, which generally carry crude oil (we refer to these as our “crude oil fleet” or “Suezmax fleet”) from areas of oil production to refinery areas, and product carriers, which generally carry refined petroleum products (which we refer to as our “clean fleet”), such as gasoline and aviation fuel, from refineries to distribution areas. The average age of our vessels at March 31, 2007 was 4.3 (1) years.

     Note (1): All averages referring to vessel age are weighted averages based on deadweight tons (“dwt”) and are calculated as of March 31, 2007, based on our operating fleet of 45 vessels. Dwt, expressed in metric tons each of which is equivalent to 1000 kilograms, refers to the total weight a vessel can carry when loaded to a particular load line.

     OMI’s financial performance in the first quarter of 2007 resulted from the following key elements of our business strategy:

  concentrate in two vessel categories: Suezmax tankers, which offer size advantages (over Aframaxes and Panamaxes) and geographic flexibility (over Very Large Crude Carriers or “VLCCs”), and product carriers, which provide an advantage because of increasing demand for petroleum products in areas where no additional refineries have recently been built. Our product carrier sizes allow us to participate in most trading areas and over the last few years we have accumulated 11 ice class product carriers (2 more are on order for 2009 delivery), further expanding trading capabilities;

  maintain high quality vessels and standards of operation through improved environmental and safety procedures, crew training and maintenance and repair procedures;

  manage the balance between the ability to capture upside in stronger spot markets and the predictable revenues from long-term contracts, which cover certain fixed costs (currently covered until 2008). The fixed costs covered are vessel and charter hire expenses for vessels with time charters and synthetic time charters, corporate general and administrative and interest expense; and

  maintain a balance between available liquidity and maintaining prudent financial ratios (e.g., leverage ratio = total debt divided by total debt and equity).

     For the three months ended March 31, 2007, we earned Net Income of $50.9 million or $0.82 basic and diluted Earnings per Share (“EPS”), which included in Gain on the disposal of vessel of $16.1 million and the loss on extinguishment of notes of $1.5 million compared to Net Income of $63.6 million or $0.89 basic and diluted EPS for the three months ended March 31, 2006.

     The following table illustrates financial highlights for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (amounts in millions, except per share data and percentages):

			Percent
Highlights	2007	2006	Change
	(in millions, except per share amounts)
For the Three
Months Ended March 31:
Revenue	$171.8	$193.2	-11%
TCE Revenue(1)	$140.5	$156.5	-10%
Net Income	$50.9	$63.6	-20%
Gain on Disposal of Vessel	$16.1	-	N/A
Diluted EPS	$0.82	$0.89	-8%
Dividends Declared Per Share	$0.15	$0.10	50%

As of March 31:
Shares Outstanding	62.0	70.0	-11%
Vessels, CIP and Other Property-Net	$1,249.1	$1,451.9	-14%
Total Debt	$528.5	$888.8	-41%

(1)

TCE Revenue is Time Charter Equivalent Revenue and it is equal to the Voyage Revenues less Voyage Expenses. See Results of Operations and Time Charter Equivalent Revenue sections for additional information of how the Company uses TCE revenue.

     Revenue of $171.8 million for the three months ended March 31, 2007 decreased $21.4 million or 11% compared to revenue of $193.2 million for the three months ended March 31, 2006. During the first quarter of 2007, TCE revenue of $140.5 million decreased $16.0 million or 10% compared to $156.5 million for the three months ended March 31, 2006. Revenue decreased in the first quarter of 2007 as a result of decreases in spot rates in both the Suezmax and product carrier fleets and lower revenue from vessels that began new time charter contracts in 2006 that were previously operating in the spot market at higher rates (see Market Overview and Time Charter Equivalent Revenue sections for explanations).

     There are many factors that affect tanker rates, including supply and demand for vessels and the cargo that the vessels carry (the supply/demand for crude oil or refined products). Market conditions (see Market Overview section), economic changes, and regulatory changes also affect revenues and expenses. The following are several key drivers for our Revenue and Operating income:

(1)	spot rates in the Suezmax tanker market and product tanker market (including vessels on time charters with profit sharing arrangements);
(2)	the number of revenue earning operating days of our fleet;
(3)	marketing our vessels by the formation of strategic alliances (better scheduling of vessels and positioning, resulting in better utilization);

(4)	managing the timing of sales and purchases or vessels;
(5)	capitalizing on our experience and reputation in the industry; and
(6)	managing costs.

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

     The following significant transactions occurred during the first quarter of 2007 which met the objectives outlined in our business strategy above:

     Disposition of Vessels

  In February 2007, we sold 2 vessels for an aggregated sales price of approximately $91 million. The GANGES (renamed KING ERNEST) was sold and chartered back; the gain on sale of approximately $19.5 million was deferred and is being amortized over the three year charter period. The sale of the ASHLEY (renamed KING ERIC) resulted in a gain of approximately $16.1 million, which was recognized upon delivery. Both vessels began operating in the Libra pool upon the sale. These vessels were held for sale at their net book values aggregating $53.2 million at December 31, 2006.

  In March 2007, the sale of the SEINE, previously announced, was canceled with no penalty to either party in the transaction.

     Time Charter Contacts

  We currently have approximately $694.9 million in contracted revenue, including $580.3 million in time charter revenue contracts (not including any potential profit sharing) for the period from April 2007 through May 2012 and $114.6 million in synthetic time charter revenue from April 2007 through September 2009.

     Dividends

  In February 2007, the BOD increased the quarterly dividend by 7% and declared a dividend of $0.15 per share to shareholders of record on March 19, 2007. The dividend of $9.3 million was paid on March 28, 2007. Total dividends of $0.29 per share (including the $8.8 million or $0.14 per share paid on January 8, 2007) have been paid in the first quarter of 2007.

     Other Financing

  During the first quarter of 2007, we repurchased 540,000 shares at an average price of $20.77 per share aggregating $11.2 million. We currently have 61,984,900 shares outstanding.

  During the first quarter of 2007, we repurchased $62.5 million of our 2.875% Convertible Notes and recorded a loss of approximately $1.5 million primarily from the write off of unamortized finance fees and discount.

     Recent Second Quarter Activities

               OMI to Be Acquired by Teekay and TORM

     Teekay Shipping Corporation ("Teekay"), A/S Dampskibsselskabet TORM ("TORM") and a company jointly owned by Teekay and TORM, Omaha, Inc, entered into a definitive transaction agreement ("agreement") to acquire OMI. A tender offer to purchase all outstanding shares of OMI common stock, including the associated preferred stock purchase rights, at $29.25 net per share in cash, commenced on April 27, 2007. Under the terms of the agreement, OMI will be permitted to pay one dividend at a maximum rate of $0.15 per share, pro rated from April 1 to the closing of the tender offer. For more information on the proposed tender offer and merger, please refer to the Form 8-K filed by the Company on April 20, 2007 and the Schedule 14D-9 Solicitation/Recommendation Statement filed by the Company on April 27, 2007, each filed with the Securities and Exchange Commission.

     Our Fleet

     Our fleet currently comprises 45 wholly owned and chartered–in vessels aggregating approximately 3.5 million dwt. Additionally, the Company has 2 product carriers under construction, which are scheduled to be delivered in 2009. The Company’s fleet below comprises 7 owned and 6 chartered-in Suezmaxes and 28 owned and 4 chartered-in product carriers.

     The following table of OMI’s current fleet includes wholly-owned and chartered-in vessels (not including pool member’s vessels operating in the Gemini and Libra Pools) by segment and type and aggregate dwt:

	Number
	of Vessels	Dwt
Crude Fleet:
2002-2004 built owned Suezmax vessels	7	1,126,878
1999-2005 built Suezmax vessels time
chartered-in(a)	6	953,054
Total	13	2,079,932
Product Carrier (“Clean”) Fleet:
2000-2006 built handymax vessels	15	704,669
1999-2006 built handysize vessels	13	475,615
2004 built handysize vessels time	2	74,562
chartered-in(b)
2003 built Panamax vessels bareboat
chartered-in(c)	2	140,659
Total	32	1,395,505
Total Fleet	45	3,475,437

(a)

Time charter-in contracts for Suezmaxes expire as follow: MAX JACOB, December 2009; OLIVER JACOB, June 2010; HS ALCINA, August 2009; CAPE BANTRY, May 2011 CAPE BASTIA, June 2012; CAPE BONNY, September 2012.

(b)	Bareboat charter-in contracts for product carriers expire as follow: KING EDWARD, November 2009 and KING ERNEST, February 2010.
(c)	Bareboat charter-in contracts for product carriers expire as follow: OTTAWA, April 2010 and TAMAR, July 2010.

MARKET OVERVIEW

Suezmax Tanker Overview

     The tanker market continued at a very profitable level in the first quarter of 2007, notwithstanding an increase in the world tanker fleet. The average spot TCE rate for Suezmax tankers in the West Africa to U.S. trade was marginally higher than the preceding quarter, but below the rate prevailing in the same period of last year. Tanker freight rates have been adversely affected by the cuts in OPEC oil production, and have been supported by world oil demand growth, weather delays in the Bosporous and delays due to a labor strike in a French Mediterranean Port. Freight rates in the crude oil tanker market are at profitable levels thus far in the second quarter of 2007.

     The average OPEC oil production in the first quarter of 2007 totaled about 28.7 million barrels per day (“b/d”), about 0.6 million b/d lower compared to the preceding quarter and 1.0 million b/d below the level prevailing in the same quarter of last year. Most of the decrease was from the long haul Middle East. This was due to OPEC’s agreement to cut its oil production by 1.2 million b/d beginning November 1, 2006, and an additional 0.5 million b/d from February 1, 2007, in an attempt to reverse a decrease in oil prices.

     World oil demand in the first quarter of 2007 was about 1.2 million b/d higher than the preceding quarter and averaged 1.1 million b/d higher compared to the same period of last year.

OPEC Crude Oil Production and Suezmax Tanker Earnings

Suezmax Bonny (West Africa)-Philadelphia voyage for 1990/1991 built vessels in 1990-1996 period, and modern vessels beginning 1997

OPEC Crude Oil Production

Note: As of 3/31/07 Source: Industry Sources

     Total preliminary commercial crude oil and petroleum products inventories in the United States, Western Europe and Japan at the end of March 2007 were about 24 million barrels, or 1.1%, below the year earlier level, but 2.1% above the average of the last five years. At the same time, crude oil inventories were 1.6% lower and petroleum products inventories were 4.3% higher than the average of the last five years, respectively.

U.S., W. Europe and Japan Crude Oil Inventories

U.S., W. Europe, and Japan Crude Oil Inventories

Last 5yrs Average of Crude Oil Inventories in the U.S., W. Europe, and Japan

Note: Inventory figures as of end of March of each year. Source: Industry Sources

     The world tanker fleet totaled 350.2 million dwt at the end of the first quarter of 2007, up by about 4.9 million dwt or 1.4% from the year-end 2006 level. The total tanker fleet includes 46.8 million dwt Suezmaxes, excluding shuttle and U.S. flag Suezmaxes, up by 2.4% from the year-end 2006 level.

     The tanker orderbook totaled about 133.4 million dwt, or 38.1% of the existing fleet at the end of March 2007. Approximately 24.1 million dwt are for delivery in 2007, 36.3 million dwt in 2008, 49.5 million dwt in 2009, and most of the balance in 2010. The tanker orderbook includes 129 Suezmaxes of about 20.4 million dwt or 43.6% of the existing internationally trading Suezmax tanker fleet. Nineteen Suezmaxes are for delivery in 2007, 23 in 2008, 65 in 2009 and the balance in 2010.

     At the end of March 2007, approximately 34.3 million dwt or 9.8% of the total tanker fleet was 20 or more years old, including 12.3 million dwt or 3.5% of the fleet which was 25 or more years old. Furthermore, eight Suezmaxes were 20 or more years old, including one which was 25 or more years old. Tanker sales for scrap totaled about 0.9 million dwt in the first quarter of 2007.

     The EU adopted tanker regulations which commenced on October 21, 2003. In response to the EU regulations, the IMO adopted new strict tanker regulations which commenced on April 5, 2005. At the end of March 2007, there were about 89.7 million dwt of tankers or 25.6% of the total tanker fleet which will be affected by these regulations.

Product Tanker Overview

     Freight rates in the product tanker market continued at high levels in the first quarter of 2007, and the average spot TCE for handysize product tankers in the Caribbean was higher than the preceding quarter rate and the rate prevailing in the same period of last year. The product tanker market strength was the result of continuous growth in the demand for oil and shortage of refinery capacity in consuming areas, notwithstanding an increase of the world product tanker fleet. Freight rates in the product tanker market have continued at high levels thus far in the second quarter of 2007.

     The world product tanker fleet (which ranges from small 10,000 dwt product carriers to larger than 100,000 dwt for coated Aframax tankers), totaled about 83.6 million dwt at the end of March 2007, up by about 0.5% from the year-end 2006 level. The total product tanker fleet includes about 46.2 million dwt handysize and handymax product tankers, up by 1.1% from the year-end 2006 level.

     The product tanker orderbook for delivery over the next few years totaled about 43.3 million dwt, or about 51.8% of the existing product tanker fleet at the end of March 2007. Approximately 10.3 million dwt are for delivery in 2007, 13.8 million dwt in 2008, 15.0 million dwt in 2009 and most of the balance in 2010. At the end of March 2007, approximately 14.6 million dwt or 17.5% of the existing flee was 20 or more years old.

     The orderbook for handysize and handymax product tankers at the end of March 2007 totaled about 15.3 million dwt or 33.1% of the existing handysize and handymax product tanker fleet. Approximately 4.9 million dwt are for delivery in 2007, 5.4 million dwt in 2008, 3.6 million dwt in 2009 and most of the balance in 2010.

     Total preliminary commercial inventories of oil products in the United States, Western Europe and Japan at the end of March 2007 were 25 million barrels or 1.9% higher than the same time a year ago, and 4.3% above the average of the last five years. At the same time, inventories of gasoline, the seasonal product, in these areas were marginally lower than last year and the last five years average.

U.S., W. Europe and Japan Product Inventories

U.S., W. Europe, and Japan Product Inventories

Last 5yrs Average of Product Inventories in the U.S., W. Europe, and Japan

Note: Inventory figures as of end of March of each year. Source: Industry Sources

Critical Accounting Estimates

     For a discussion of the Company’s critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes there have been no changes during the three months ended March 31, 2007 to the items that the Company disclosed as its critical accounting estimates as of December 31, 2006.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Gemini Tankers

     The Gemini Pool, which began in December 2003, is a pool for double hull Suezmax vessels and is operated by Gemini Tankers LLC (“Gemini”), a wholly owned subsidiary of OMI. As of March 31, 2007, there were 16 Suezmax vessels (9 from OMI and 7 from two other shipowners) operating in the Gemini pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. The gross revenues of Gemini are reflected in OMI’s consolidated revenues, and the voyage expenses and charter hire expense for distributions for other participants’ vessels are included in OMI’s consolidated voyage expense and charter hire expense detailed below:

	For the Three Months
	Ended March 31,
	2007	2006
Revenue:
OMI Vessels	$53.6	$89.1
Non-OMI Vessels	40.4	36.2
	$94.0	$125.3
Voyage Expenses:
OMI Vessels	$11.2	$22.3
Non-OMI Vessels	12.7	6.8
	$23.9	$29.1
Charter Hire Expense:
OMI Vessels	$-	$-
Non-OMI Vessels	30.4	25.8
	$30.4	$25.8

Libra Shipping

     The Libra Pool, which began in November 2006, is a pool for double hull product carriers and is operated by Libra Tankers LLC ("Libra"), a wholly owned subsidiary of OMI. During February 2007, two vessels (one from OMI and one from another shipowner) entered into the pool. As of March 31, 2007, there were 4 product carriers (2 from OMI and 2 from another shipowner) operating in the Libra pool. The earnings of the pool are allocated to the pool members using an agreed upon formula. During the three months ended March 31, 2007, Revenue and Voyage Expenses were $5.9 million and $2.0 million, respectively, for OMI’s vessels, and $6.9 million and $2.1 million, respectively, for the other shipowner’s vessels. Charter Hire Expense for the other participant’s vessels was $4.4 million. Similar to the Gemini Pool, the gross revenues of Libra are reflected in our consolidated revenues, and voyage expense and the charter hire expense for distributions for the other participant’s vessels are included in OMI’s consolidated voyage and charter hire expense.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	For the Three Months
(in millions)	Ended March 31,
	2007	2006
Voyage and time charter revenue	$170.7	$192.5
Voyage expense	30.2	36.0
Time charter equivalent revenue	140.5	156.5
Other revenue	1.1	0.7
Vessel expense	22.9	22.0
Charter hire expense	52.8	35.1
Depreciation and amortization	14.1	16.7
General and administrative	9.3	8.1
Gain on disposal of vessel(1)	(16.1)	-
Operating income	58.6	75.3
Interest expense	(8.7)	(12.2)
Interest income	2.4	0.4
Other(2)	(1.4)	0.1
Net income	$50.9	$63.6

(1)	The Gain on disposal of vessels of $16.1 million for the three months ended March 31, 2007 resulted from the sale of a product carrier in February.
(2)

Other includes $1.5 million loss on extinguishment of notes for the three months ended March 31, 2007. Other also includes a gain on Forward Freight Agreements of $0.1 million for the three months ended March 31, 2006 and 2007. The value of our open positions at March 31, 2007 is a gain of $0.1 million.

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

     At March 31, 2007 our fleet tonnage operates on time charters and spot charters as follows:

66% of our fleet tonnage (or 36 vessels, 6 Suezmax vessels and 30 product carriers) operated on time charters (see Contracted Time Charter Revenue section):

(a) 63% of our tonnage on TC (or 21 vessels, 4 Suezmax vessels and 17 product carriers) operated on fixed rate time charters, and

(b)

37% of our tonnage on TC (or 15 vessels, 2 Suezmax vessels and 13 product carriers) operated on time charters with profit sharing arrangements, giving us the ability to benefit from strong spot markets. Our time charters with profit sharing arrangements have a floor rate. If earnings exceed that rate, we share in the profit above that rate equally. This enables us to benefit from strong tanker markets while protecting our downside.

34% of our fleet tonnage (or 9 vessels, 7 Suezmax vessels and 2 product carriers) operated in the spot market.

     Revenue generated by time charters gives the Company the ability to cover certain fixed charges (vessel expenses and charter hire expenses for vessels on time charter, consolidated general and administrative expenses and interest expense).

     We currently have the equivalent of 3.75 Suezmax synthetic time charters (“STC”) which reduces our exposure to the spot market for Suezmaxes from 7 to 3.25 vessels. Synthetic time charters are similar to time charters, as they mitigate the risk associated with the spot market.

     Our TCE revenue was $140.5 million for the three months ended March 31, 2007 and $156.5 million for the three months ended March 31, 2006. The following table summarizes our consolidated TCE results by our two reporting segments, the crude oil fleet and the product carrier or clean fleet for the three months ended March 31, 2007, compared to the three months ended March 31, 2006:

	For the Three Months
	Ended March 31,
TCE Revenue	2007	2006	Change
(in millions)
Crude Fleet	$78.3	$97.7	$(19.4)
Clean Fleet	62.2	58.8	3.4
Total	$140.5	$156.5	$(16.0)

     During the three months ended March 31, 2007, TCE revenue decreased by $16.0 million. The decrease was attributed to less revenue earned by vessels operating on spot charters, which decreased by $50.6 million and was offset by increases of $34.6 million for vessels operating on time charters. Aside from changes in rates earned by vessels which operated on spot and time charters in both 2006 and 2007, we began operating more of our vessels on fixed rate contracts, as mentioned above (some with profit sharing arrangements), that previously were operating at higher rates in the spot market.

     During the three months ended March 31, 2007, the majority of our TCE revenue (59%) or $83.0 million was earned by vessels operating on time charters, compared to the three months ended March 31, 2006, during which the majority of our TCE revenue (69%) or $108.1 million was earned by vessels operating on spot charters.

     The following table summarizes TCE revenue generated by vessels on time charters by our two reporting segments, the crude oil fleet and the clean fleet for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	TCE Revenue
	For the Three Months				Increase
TCE Revenue for	Ended March 31,			Increase	Operating
Vessels on TC	2007	2006	Increase	TCE Rate	Days
(in millions)
Crude Fleet	$32.1	$5.5	$26.6	23%	692
Clean Fleet	50.9	42.9	8.0	6%	288
Total	$83.0	$48.4	$34.6		980

     The increase of $34.6 million in TCE revenue offsetting the above decreases for vessels operating on spot charters was due to an increase of $26.6 million in the crude fleet and $8.0 million in the clean fleet. The increase in TCE revenue was primarily due to 980 additional operating days from vessels previously operating on spot charters, mentioned above, and higher TCE rates for vessels on time charters in both periods due to the following:

  As mentioned above, the primary increase in Suezmax TCE revenue is the result of additional operating days, 536 more days from 6 Suezmax vessels on time charters in 2007, previously on spot in 2006, and 338 more days equivalent to 3.75 Suezmax vessels operating on STCs in 2007, that are included with contracted time charter revenue.

  5 newbuilding product carrier vessels delivered in 2006 increased TCE revenue in the first quarter of 2007 resulting in 304 more operating days at an average daily rate of $19,686 per day.

  Increases in time charter rates in the first quarter of 2007 compared to the first quarter of 2006, (23% increase in the crude fleet and 6% in the clean fleet), which resulted primarily from higher rates negotiated for new or renewed charters that expired in 2006. The clean fleet increase includes additional profit sharing of $1.6 million from 2 vessels earning profit sharing for the first time in 2007.

     Increases in TCE revenue were partially offset by 90 fewer operating days from a product carrier vessel that was sold in September 2006.

     The following table summarizes TCE revenue generated by vessels operating on spot charters by our two reporting segments, the crude oil fleet for the three months ended March 31, 2007, compared to the three months ended March 31, 2006:

	TCE Revenue
	For the Three Months				Decrease
TCE Revenue for	Ended March 31,			Decrease	Operating
Vessels on Spot	2007	2006	Decrease	TCE Rate	Days
(in millions)
Crude Fleet	$46.2	$92.2	$(46.0)	-13%	(679)

Clean Fleet	11.3	15.9	(4.6)	-11%	(89)
Total	$57.5	$108.1	$(50.6)		(768)

     The decrease of $50.6 million in TCE revenue for vessels operating on spot charters was due to a decrease of $46.0 million in the crude fleet and $4.6 million in the clean fleet. The decrease in TCE revenue was primarily due to 768 fewer operating days from vessels previously operating on spot charters and lower TCE rates for vessels on spot charters in both the first quarter of 2007 and 2006 due to the following:

  6 Suezmax vessels previously operating on spot charters at an average daily rate of $57,770 for 536 days in the first quarter of 2006 began operating on time charter contracts at a lower average rate of $33,691 per day in the first quarter of 2007.

  3.75 Suezmax vessels previously operating on spot charters at an average daily TCE rate of $57,770 in the first quarter of 2006, were subject to STC contracts with an average daily TCE rate of $41,337 in first quarter of 2007.

  A 13% decrease in average daily spot TCE rates in 2007 for 3.25 Suezmax vessels owned by OMI and for the 7 pool member vessels (Gemini) that operated in both 2007 and 2006 first quarters and 11% decrease in average daily spot TCE rates for 2 product carrier vessels chartered-in and 2 pool member (Libra) vessels compared to the first quarter of 2006 (see Market Overview section for explanations of rate fluctuations).

     Note: The number of operating days did not change for 2 Suezmax vessels and 2 product carrier vessels that were sold and chartered back (3 in 2006 and 1 in 2007), that began operating in the Gemini and Libra pools; however, charter hire expense increased, (see Operating Expenses.)

Note: For detailed information of fluctuations by vessel type, see Breakdown by Fleet sections.

Operating Expenses

     Vessel expense— Vessel expenses increased $0.9 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Increases in vessel expenses during the first quarter of 2007 were primarily attributable to the 5 vessels acquired in the clean fleet during 2006 offset by decreases for vessels sold; 4 Suezmax vessels in 2006 and 5 product carriers (3 in 2006 and 2 in 2007). Additionally, the clean fleet’s average daily vessel expense was approximately 2% higher in the three months ended March 31, 2007 than our expected daily rate for 2007 of $6,400 per day and 15% higher compared to the first quarter of 2006. Although the crude fleet’s vessel expenses decreased overall because of vessel sales in 2006, the average daily vessel expense was approximately 6% higher in the three months ended March 31, 2007 than our expected daily rate for 2007 of $7,200 per day and 25% higher compared to the first quarter of 2006. Our 2007 expected average daily vessel expenses for our crude and clean fleets are based on an annualized daily rate. The clean and crude fleet’s 2% and 6% increase, respectively, above our expected daily vessel expenses in 2007 was primarily a result of timing of purchasing stores and supplies and miscellaneous expenses. The increase of 15% and 25% over the 2006 period, for the clean and crude fleet’s daily vessel expense, respectively, include the previously mentioned timing differences and increases made to crew, stores items and miscellaneous expenses to continue to maintain our vessels, crew needs and to better serve our customers’ requirements.

     Charter hire expense— Charter hire expense, other than relating to pool vessels, increased $8.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Increases in charter hire expense were primarily the result of chartering in 5 additional vessels in 2006 (the OTTAWA, TAMAR, CAPE BANTRY, HS ALCINA, KING EDWARD) and 1 in 2007 (the KING ERNEST). Increases in pool charter hire expense of $9.0 million for the three months ended March 31, 2007 were attributable primarily to increases in pool charter hire expense in the Gemini Pool resulting from 2 vessels that were added to the pool in 2006 and from 2 vessels that began in the Libra product carrier pool, one which started in February 2007 and one in 2006 (see discussion for of Gemini and Libra above).

     Depreciation and amortization expense— Depreciation and amortization expense decreased $2.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease in depreciation expense was primarily due to the disposal of 11 vessels, 9 in 2006 (4 Suezmax vessels and 5 product carriers) and 2 product carriers in 2007. Decreases in depreciation expense were partially offset by additional expense for 5 product carriers acquired in 2006.

     General and administrative (“G&A”)— G & A expense increased $1.2 million for the three months ended March 31, 2007 compared to the three months ended

March 31, 2006. The increase for the three months ended March 31, 2007 was in line with our 2007 expectation and is primarily higher than the 2006 period as a result of higher compensation and employee benefits expense, including increases in non-cash expense from amortization of restricted stock awards from 2006 grants, in addition to other corporate expenses.

Gain on disposal of vessels— The Gain on disposal of vessels of $16.1 million for the three months ended March 31, 2007 resulted from the sale of a product carrier in February.

     Interest Expense

     Interest expense of $8.7 million for the three months ended March 31, 2007 decreased $3.5 million compared to the three months ended March 31, 2006. Interest expense was lower during the three months ended March 31, 2007 primarily because of the 36% decrease in the average debt balance during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Decreases in interest expense during 2007, were partially offset by increases due to higher LIBOR rates, as well as lower capitalized interest.

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

     Crude Fleet Results of Operations

     The following table illustrates the crude fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of Vessels Operated by the crude oil fleet for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

BREAKDOWN BY FLEET

(In Millions, Except Daily Rates & Expenses,
Number of Vessels and Number of Days)

	For the Three Months
	Ended March 31,
CRUDE FLEET:	2007	2006
Suezmaxes - On Spot and Time Charter:
TCE Revenue(1)
Suezmaxes - On Spot(2)	$46.2	$92.2
Suezmaxes - On Time Charter(2)	32.1	5.5
Total TCE Revenue	78.3	97.7
Vessel Expense	4.8	6.1
Charter Hire Expense:
Gemini Pool Charter Hire Expense	29.7	25.8
Charter Hire Expense	15.7	9.2
Depreciation and Amortization	4.6	6.3
G&A Allocated to Vessels	2.0	2.3
Operating Income	$21.5	$48.0

Suezmaxes - On Spot:
Average Daily TCE	$50,328	$57,770
Number of OMI TCE Revenue Days	289	1,148
Number of Pool Member TCE Revenue Days	630	450

Suezmaxes - On Time Charter:
Average Daily TCE	$36,633	$29,835
Number of TCE Revenue Days	876	184

Suezmaxes - On Spot and Time Charter:
Average Daily Vessel Expense	$7,632	$6,111
Average Daily Charter Hire Expense, Excluding
Pool	$29,059	$25,600
Average Number of Wholly Owned Vessels	7.0	11.0
Average Number of Time Chartered-In Vessels	6.0	4.0
Average Number of Pool Member Vessels	7.0	5.0

Note: Number of operating or TCE revenue days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

(1)

Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE Revenue and Expenses includes revenue and expense generated by the Gemini Suezmax Pool. As of March 31, 2007, the Suezmax pool included 9 Suezmaxes from OMI and 7 Suezmaxes owned by the other pool members. As of March 31, 2006, the Suezmax pool included 13 Suezmaxes from OMI and 5 Suezmaxes owned by the other pool members. Includes the synthetic time charter revenues.

(2)	Includes the synthetic time charter revenues. The portion of contracted synthetic TC revenue related to vessels on spot is reflected as time charter revenue for Suezmaxes in the above table.

     Crude Oil Fleet Results of Operations

     Operating Income decreased $26.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The net decrease in Operating Income during the three months ended March 31, 2007 was primarily due to (1) a decrease in TCE revenue of $19.4 million from lower revenue earned for vessels on spot that began operating on fixed rate time charters at lower rates and a 13% decrease in the average daily TCE rates for vessels on spot compared to the 2006 period (see Market Overview and TCE section), (2) $6.5 million higher non-Gemini charter hire expense relating to 2 vessels that were chartered-in during April and August 2006 and (3) $3.9 million higher Gemini pool charter hire expense relating to 2 vessels added to the pool in 2006. Decreases in TCE revenue were offset partially by a 23% increase in average daily TCE rates for time chartered vessels for new time charters that began in 2006 and $1.3 million lower vessel expenses and $1.9 million lower depreciation and amortization expenses relating to vessels sold.

Clean Fleet Results of Operations

     The following table illustrates the clean fleet Operating Income by vessel type, Average Daily TCE, Number of TCE Revenue Days, Average Daily Vessel Expense and Average Number of Vessels Operated by the crude oil fleet for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

BREAKDOWN BY FLEET

(In Millions, Except Daily Rates & Expenses,
Number of Vessels and Number of Days)

	For the Three Months
	Ended March 31,
CLEAN FLEET:	2007	2006
Products - On Spot and Time Charter:
TCE Revenue(1)
Products – On Time Charter(2)	$50.9	$42.9
Products - On Spot	11.3	15.9
Total TCE Revenue	62.2	58.8
Vessel Expense	18.1	16.1
Charter Hire Expense:
Libra Pool Charter Hire Expense	4.3	-
Charter Hire Expense	2.3	0.1
Depreciation and Amortization	9.2	10.1

G&A Allocated to Vessels	1.5	1.3

Gain on Disposal of Vessel	(16.1)	-

Operating Income	$42.9	$31.2

Products - On Time Charter:
Average Daily TCE	$19,184	$18,131
Number of TCE Revenue Days	2,654	2,366

Products - On Spot:
Average Daily TCE	$31,314	$35,316
Number of TCE Revenue Days	216	449
Number of Pool Member TCE Revenue Days	144	-

Products - On Time and Spot Charter:
Average Daily Vessel Expense	$6,516	$5,681
Average Daily Charter Hire Expense, Excluding
Pool	$7,148	$6,800
Average Number of Wholly Owned Vessels	28.9	31.3
Average Number of Bareboat Chartered-In Vessels	2.0	0.1
Average Number of Time Chartered-In Vessels	1.5	-
Average Number of Pool Member Vessels	1.6	-

Note: Number of Operating or TCE Revenue Days used to compute Average Daily TCE includes waiting days and is reduced only for the days the vessels are out of service due to drydock. Average Daily Vessel Expenses are computed using the number of days in the period which OMI owned the vessel.

(1)

Consistent with general practice in the tanker shipping industry, we use TCE revenue (defined as voyage and time charter revenues less voyage expenses) as a measure of equating revenue generated from a voyage charter to revenue generated from a time charter. TCE revenue, a non-GAAP measure, provides additional meaningful information in conjunction with Revenues, the most directly comparable GAAP measure because it assists us in making operating decisions about the deployment of our vessels and their performance. Voyage expenses comprise all expenses relating to particular voyages, including bunker fuel expenses, port fees, canal tolls and brokerage commissions. Under time-charter contracts the charterer pays the voyage expenses (except brokerage commissions), whereas under voyage charter contracts the shipowner pays the voyage expenses. TCE Revenue and Expenses includes revenue and expense generated by the Libra product carrier pool. As of March 31, 2007, the Libra pool included 2 of OMI’s product carriers

(beginning in November 2006 and February 2007) and 2 product carriers (beginning in December 2006 and February 2007) owned by another pool member.
(2)	During the three months ended March 31, 2007, OMI recognized profit sharing revenue of approximately $4.2 million compared to $2.6 million for the three months ended March 31, 2006.

     Operating Income increased $11.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in Operating Income in the 2007 was primarily attributable to (1) the $16.1 million gain on disposal of a vessel in February and (2) increase of $3.4 million in TCE revenue from the additional operating days resulting from 5 vessels acquired in 2006 and $1.6 million additional profit sharing in 2007, offset by decreases from 1 vessel sold in 2006. Increase in Operating income were partially offset by (1) an 11% decrease in average daily TCE spot rates in 2007 (see Market overview and TCE section), (2) increases in vessel expense of $2.0 million, (3) increases in charter hire expense of $4.3 million relating to 2 vessels in the Libra pool, 1 that started in November 2006 and the other in February 2007 and (4) increases in charter hire expense of $2.2 million for non-pool charter hire relating to 4 vessels sold and chartered back (2 bareboat charters and 2 time charters) 3 in 2006 and 1 in February 2007.

Financial Condition and Capital Resources

Liquidity

     Cash Flows

     The following were the net changes in Operating, Investing and Financing Activities for the three months ended March 31, 2007 and March 31, 2006:

Condensed Consolidated Cash Flows	For the Three Months
	Ended March 31,
(in millions)	2007	2006	Change

Provided (used) by:
Operating Activities	$56.2	$91.3	$(35.1)
Investing Activities	25.9	(13.5)	39.4
Financing Activities	(95.1)	(26.7)	(68.4)
Net (Decrease)Increase in Cash
and Cash Equivalents	(13.0)	51.1	(64.1)
Cash and Cash Equivalents at the
Beginning of the Year	156.6	42.3	114.3
Cash and Cash Equivalents at the
End of the Period	$143.6	$93.4	$50.2

     Working Capital

     The primary components of working capital are Cash, Marketable securities, Traffic receivables and Other prepaid expenses and current assets offset by current liabilities. We supplement working capital requirements with borrowings under our revolving credit facilities (see “Long-Term Debt Obligations”) as required. Cash of $143.6 million at March 31, 2007 decreased $13.0 million from $156.6 million at December 31, 2006, however, short-term Marketable securities increased $50.6 million from $26.7 million at December 31, 2006 to $77.3 million at March 31, 2007. During the three months ended March 31, 2007, excess cash was primarily used as follows: (1) repayment of debt (for early extinguishment of Convertible Notes), (2) payments for vessels under construction, (3) for investments in marketable securities and other interest bearing instruments, (4) to pay dividends and (5) to repurchase common stock. Net cash provided by operating activities of $56.2 million for the three months ended March 31, 2007 decreased by $35.1 million compared to $91.3 million for the three months ended March 31, 2006, primarily from lower net earnings from operations after excluding the gain on disposal of vessel (see “Results of Operations”). Our working capital decreased by $16.6 million from $187.6 million at December 31, 2006 to $171.0 million at March 31, 2007. The decrease in working capital was primarily the result of a decrease in current assets of $15.4 million and an increase in current liabilities of $1.2 million. Decreases in current assets were from a balance of $53.2 million for two vessels held for sale at December 31, 2006, in addition to $13.0 million lower Cash balance, which was partially offset by $50.6 million increase in Marketable securities at March 31, 2007 resulting from proceeds received from 2 vessels sold in February. Changes in current liabilities were primarily from fluctuations relating to timing differences of disbursements and accruals for revenue and expenses in a particular period and are not necessarily comparable between periods.

     Investing Activities

     Cash provided by investing activities increased $39.4 million to $25.9 million for the three months ended March 31, 2007 compared to cash used by investing activities of $13.5 million for the three months ended March 31, 2006. During the 2007 period, proceeds from the disposal of 2 vessels in February 2007 of $88.8 million were offset by $12.3 million used for capital expenditures mentioned above and $50.6 million in payments for marketable securities.

     Cash used by investing activities was $13.5 million for the three months ended March 31, 2006 resulted primarily from $92.3 million used for capital expenditures, $11.1 million used for marketable securities, offset by proceeds from the disposal of 2 vessels of $89.6 million. Capital expenditures of $92.3 million were from the following:

  $87.0 million was used for the purchase of four product carrier newbuildings delivered;

  $4.4 million was used for one vessel under construction; and

  $0.9 million was used for capital expenditures for improvements to existing vessels and capitalized interest.

     Financing Activities

     Cash used by financing activities was $95.1 million for the three months ended March 31, 2007 compared to cash used by financing activities of $26.7 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we repaid $65.8 million in debt ($62.2 million in unscheduled repayments on convertible notes and $3.6 million in scheduled repayments). We also paid cash dividends of $18.1 million and bought back $11.2 million of our common stock.

During the three months ended March 31, 2006, cash used by financing activities was $26.7 million. We made $54.0 million in principal payments ($7.5 million of scheduled payments, $46.5 million in prepayments of term loans for vessels sold) and drew down an aggregate of $47.0 million on a revolving credit facility. We also paid cash of $14.0 million to repurchase 1.2 million shares of common stock and paid $5.7 million for dividends to shareholders in January 2006.

     Vessels, Construction in Progress (“CIP”) and Other Property

     At March 31, 2007, Vessels, CIP and Other Property-net of $1,249.1 million decreased $1.5 million from $1,250.6 million at December 31, 2006 (not including the decrease of $53.2 million for 2 vessels disposed of in 2007, which were held for sale at December 31, 2006). Changes in the first quarter Vessels, CIP and other property-net of accumulated depreciation were as follows:

Vessels	$0.6
Construction in progress	9.3
Other property	2.4
Subtotal	12.3
Accumulated depreciation	(13.8)
Net decrease	$(1.5)

     Vessels increased $0.6 million for capital improvements to various vessels, CIP increased $9.3 million for the initial installment payments on the 2 product carrier newbuildings under construction contracts and capitalized interest, other property increased by $2.4 million for corporate capital expenditures. Increases in Vessels, CIP and Other Property were offset by increases in accumulated depreciation for the three month period depreciation and amortization of vessels and other property of $13.8 million.

     Long-Term Debt Obligations and Credit Arrangements

      As of March 31, 2007, long-term debt obligations decreased $65.8 million to $528.5 million from $594.3 million at December 31, 2006. Long-term obligations at March 31, 2007 consisted of the following:

  term loans of $225.3 million under bank mortgage agreements at variable rates based on the London Interbank Offering Rate (“LIBOR”) plus a margin;(1),(2)

  term loan of $21.3 million under bank mortgage agreements at a fixed rate of 5.30% (including margin);

  reducing revolving facilities with no outstanding balance under bank mortgage agreements at variable rates based on LIBOR plus a margin ($463.2 million in aggregated available under the lines);

  7.625% Unsecured Senior Notes due December 2013 of $200.0 million; and

  2.875% Unsecured Convertible Senior Notes due December 2024 (redeemable December 2011) of $81.9 million.(3)

(1)	Average interest rates at March 31, 2007 were 6.13% including margins that ranged from 0.675% to 0.80%. Under our loan agreements, LIBOR can range from 30 days to one year.

(2)

As of March 31, 2007, OMI had various interest rate swaps with notional amounts aggregating $213.9 million of variable rate debt ranging from 2.90% to 4.84% with maturity dates of the swaps ranging from October 2008 to November 2014.

(3)	The $81.9 million includes a reduction of $0.4 million for an unamortized discount. The current outstanding balance for the bonds is $82.3 million.

     Our debt to total capitalization ratio (debt and stockholders’ equity) at March 31, 2007 was 38% and net debt (total debt less cash and cash equivalents, and marketable securities) to total net capitalization (total capitalization less cash and cash equivalents, and marketable securities) was 26%. As of May 7, 2007, we have approximately $700.3 million in available liquidity (including cash, cash equivalents and marketable securities of $237.1 million and undrawn lines of credit of $463.2 million). We expect to use cash from operations for current capital commitments. Since we have not borrowed any funds available under our two revolving facilities, there are currently no payments due in the next 12 months.

     Unsecured Senior Notes and Subsidiary Guarantees

On November 26, 2003, we issued $200.0 million of 7.625% Senior Notes (the "Notes") due December 1, 2013, with allowances for optional redemptions on or after December 1, 2008. The Notes accrue interest at the rate of 7.625% per year, payable semiannually in arrears on June 1 and December 1. The Notes are general unsecured, senior obligations of the Company.

      2.875% Convertible Notes Due 2024

     On December 7, 2004, OMI issued $250.0 million of Convertible Notes due December 2024. During the year ended December 31, 2005, the Company repurchased notes with an aggregate face value of $105.2 million at a discount of $7.9 million (which resulted in a gain of $4.7 million in 2005 after the write off of the associated deferred financing fees), and during the quarter ended March 31, 2007, the Company repurchased notes with an aggregate face value of $62.5 million at a discount of $0.3 million (which resulted in a loss of $1.5 million after the write off of the associated deferred financing fees and discount). As of March 31, 2007, the balance of the Convertible Notes was $81.9 million (net of the unamortized discount of $0.4 million ).

     The conversion ratio and conversion price on the Convertible Notes are adjusted upon the payment of cash dividends in excess of $0.28 per share per annum. In the first quarter of 2007, we paid total dividends of $0.29 per share. The dividends in the first quarter of 2007 increased the conversion ratio from 32.7842 to 32.7989 for each $1,000 of notes and decreased conversion price from $30.50 to $30.49 per share (or 13.5% above our March 31, 2007 stock price of $26.86) . The conversion ratio and conversion price will change upon the payment of the pro rated dividend previously mentioned in the Recent Activities section.

     Restrictive Covenants

All of our loan agreements contain restrictive covenants as to cash, maintenance of specified financial ratios, collateral values and other non-financial restrictions. As of March 31, 2007, we were in compliance with all covenants.

     Interest Rate Swaps

     As of March 31, 2007, we had various interest rate swaps with notional amounts aggregating $213.9 million ranging from 2.90% to 4.84% expiring from October 2008 to November 2014. The Company pays fixed-rate interest amounts and receives floating-rate interest amounts based on three month LIBOR settings. As of March 31, 2007, we recorded an asset of $3.2 million related to the fair market value of these hedges and a corresponding unrealized gain of $3.2 million to Other comprehensive income.

     Forward Freight Agreements

     We use FFAs as economic and accounting hedges to the Company. For FFAs that are economic or speculative hedges, such changes in the fair value the FFAs are recorded to the Company’s statement of income each reporting period. We have designated certain FFAs as hedges for accounting purposes; changes in the fair value of such FFAs are recorded to equity in the Company’s balance sheet each reporting period. These FFAs are designated as cash flow hedges. We also refer to these FFA contracts as synthetic time charters. At March 31, 2007, the FFAs (including both economic or speculative hedges and accounting hedges) had an aggregate notional value of $118.1 million, which was an aggregate of our short and long positions that extend to September 2009. The net fair value of $7.7 million at March 31, 2007 of our forward freight agreements is the estimated net amount that the Company would pay to terminate the agreements at the reporting date. As of March 31, 2007, the Company has recorded a long-term liability of $7.9 million related to the fair value of these hedges within Other liabilities, an asset of $0.2 million (which is included with Other assets and deferred charges) and a corresponding unrealized loss of $7.7 million to Other comprehensive income in the Consolidated Balance Sheet. For the three months ended March 31, 2007, we recorded a gain of $0.1 million in Other in the Condensed Consolidated Statement of Income. The value of our open positions at March 31, 2007 was a gain of $0.1 million.

     The Company is exposed to credit loss in the event of non-performance by the counter parties to the interest rate swap agreements and forward freight agreements; however, the Company does not anticipate non-performance by any of the counter parties.

     Contracted Time Charter Revenue

     Currently, OMI has time charter contracts for 36 vessels, and 15 of the time charter contracts have profit sharing arrangements. The contracted TC revenue schedule below does not include any estimates for profit sharing in the future periods. We have reduced future contracted revenue for any estimated off-hire days relating to drydocks.

     The following table reflects our current contracted time charter revenue through 2012, including synthetic time charter contracts:

Contracted Time Charter Revenue

	2007	2008	2009	2010(b)	2011-2012
(In millions)
TC Revenue	$315.7	$251.2	$136.8	$43.9	$30.2
Number of Vessels (a)	33	21	10	2	-
Vessels with Profit Sharing (a)	13	9	4	2	-
Vessels related to synthetic TC's	3.75	3.50	-	-	-

(a)	Number of vessels at the end of each year assuming no additional extensions or new charters.

(b)	The remaining two vessels with profit sharing will expire in 2012.

     If certain vessels with time charter contracts are sold, it would reduce our future time charter revenue.

     In accordance with U.S. GAAP, we recognize profit sharing, if any, for each vessel with a profit sharing provision in the time charter contract when the minimum threshold is met, which is the minimum charter hire revenue. Historically, we have recognized profit sharing on or about the anniversary of each time charter contract. The table below reflects the number of vessels we expect to record profit sharing for by quarter:

	2007	2008	2009	2010

First Quarter	3	3	1	-
Second Quarter	7	6	6	3
Third Quarter	4	4	2	1
Fourth Quarter	1	-	-	-
Total	15	13	9	4

     Projected Expenditures for Vessels Under Construction Contracts

     On December 6, 2006, we signed an agreement to purchase two product carriers. The contract costs for the two vessels aggregated $91.3 million. The vessels are estimated to be delivered in the first quarter of 2009. The first installment payments of $9.1 million paid in the first quarter of 2007 were funded with cash from operations. The following is the estimated payment schedule as of March 31, 2007:

Payments
(In millions)
Remaining 2007	$9.1
2008	13.7
2009	59.3
Total Payments	$82.1

     Dividends

     On February 15, 2007, the Board of Directors of OMI approved an increase in the regular quarterly dividend from $0.14 per share to $0.15 per share and declared a dividend on its common stock to shareholders based on the number of common shares outstanding to holders of record on March 19, 2007. The dividend of $9.3 million was paid on March 28, 2007. The fourth quarter of 2006 dividend of $8.8 million declared in November 2006 was paid on January 8, 2007.

     Acquisition and Retirement of Common Stock

During the three months ended March 31, 2007, we repurchased approximately 0.5 million shares of common stock at an average price of $20.77 per share, aggregating approximately $11.2 million. As of March 31, 2007, there were 63 million shares of common stock outstanding and $143.4 million remains under Board of Directors authority for share repurchases, however under the terms of the merger agreement, see the Recent Activities section, the Company has suspended its stock repurchase program.

     Restricted Stock

     At March 31, 2007, there were 2.4 million shares of restricted stock outstanding or unvested at an average fair value at grant date of $14.61 per share. As of March 31, 2007, unrecognized compensation cost related to unvested restricted stock aggregated $22.5 million, which will be recognized over a weighted average period of 3.0 years.

     Impact of Legal Proceedings

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

Contractual Obligations

     The following table lists contractual obligations by required payment periods as of March 31, 2007:

	Payments Due By Period
Contractual Obligations	Total	Remainder of 2007	2008-2009	2010-2011	2012-2013	Thereafter
	(In millions)
Long -Term Debt *	$528.9	$16.7	$54.5	$126.6	$266.9	$64.2
Interest on Fixed Rate
Debt	132.4	14.0	37.0	35.6	30.5	15.3
Interest on Variable
Rate Debt(1)	65.1	10.0	22.4	18.3	10.7	3.7
Operating Leases(2)	310.4	58.7	159.5	72.6	15.0	4.6
Purchase Obligations(3)	82.1	9.1	73.0	-	-	-

*Excludes $0.4 million of unamortized discount on convertible notes.

(1)	Variable rate interest of 5.02% is based on a projected LIBOR rate plus applicable margins.
(2)

Contractual obligations relating to future minimum lease payments required by year, under operating leases subsequent to March 31, 2007, include leases for the chartering-in of vessels and the lease obligation for our office space and are not included as liabilities on the Consolidated Balance Sheets, since such payments relate to services to be provided in the future.

(3)	Purchase obligations relate to contracts to construct vessels. Future payments required are related to future services to be performed and are not reflected on the Consolidated Balance Sheets as Liabilities. An initial payment of $9.1 million was made on January 2, 2007.

     Off-Balance-Sheet Arrangements

     As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes”. FIN 48 applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more likely than not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to recognize. Tax positions that meet the more likely than not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. FIN 48 became effective in the first quarter of 2007 and did not have any material effect on our consolidated results of operations and financial position, as we are not subject to income taxes.

Forward-Looking Statements

     The Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Our forward-looking statements include, without limitation:

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

  estimates of capital requirements and the sources of the funding;

  statements regarding hedges and their affects; and

  the expectation that the proposed tender offer and merger with a subsidiary of Teekay Shipping Corporation and A/S Dampskibsselkabet TORM will be completed and the timing of the such completion.

     Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. Such risks include, but are not limited to, supply of tankers, demand for their use, world economic activity, breakdown of vessels and resultant time out of service as well as repair cost, availability and cost of insurance, governmental regulation, customer preferences and availability and cost of financing and other factors.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations, financial condition and cash flow. The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that reflects management's interest rate outlook at various times by entering into interest rate swap agreements, in which it agrees to pay a fixed interest rate and receive market interest rate based on contracted notional amounts and for specific period of time. The interest rate swaps are entered into with financial institutions that have investment grade credit ratings, thereby minimizing the risk of credit loss. The Company uses such derivative financial instruments as risk management tools and not for speculative or trading purposes. At March 31, 2007, the floating rate debt, taking into account the interest rate swaps referred to herein, was $224.9 million of the $528.5 million total debt (excluding the discount on convertible notes), and we had interest rate swaps relating to the floating rate debt of $213.9 million. At December 31, 2006, the floating rate debt was $228.2 million, and we had interest rate swaps relating to the floating rate debt of $218.4 million. Based on the floating rate debt at March 31, 2007, a one-percentage point increase in the floating interest rate would increase interest expense by $0.1 million per year.

      The fair market value of the fixed rate debt on our balance sheet was $315.8 million as of March 31, 2007, and $362.6 million as of December 31, 2006.

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

	Balance as of March 31, 2007	Remainder of 2007	2008	2009	2010	2011	Thereafter
	(In millions, except for percentages)
Long-Term Debt:
Fixed-Rate Debt(1)	$303.6	$2.1	$2.8	$2.8	($7.3)	$82.3	$220.9
Average Interest Rate		6.18%	6.19%	6.20%	6.20%	6.21%	7.19%

Variable Rate Debt(2),(3)	225.3	14.6	25.8	23.1	24.3	27.3	110.2

Interest Rate Swaps:
Contract Amount	213.9	16.5	49.3	45.0	25.6	17.7	59.8
Average Fixed Pay Rate		4.24%	4.33%	4.72%	4.77%	4.79%

(1)	These are the expected maturities based on the balances as of March 31, 2007.
(2)	In 2010, $10.1 million of fixed rate debt reverts to variable rate debt.
(3)	The interest rates for the variable rate debt are based on LIBOR contracts, which range from 30 days to one year.

     Spot Market Rate Risk

     We use written FFAs as a hedge to protect against the change in spot market rates earned by some of our vessels. FFAs involve contracts to provide theoretical voyages at fixed rates thus hedging a portion of the Company’s exposure to the spot charter market. See section Forward Freight Agreements above for OMI’s exposure as of March 31, 2007.

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

PART II:    OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 1A - Risk Factors

     Teekay Shipping Corporation ("Teekay"), A/S Dampskibsselskabet TORM ("TORM") and a company jointly owned by Teekay and TORM, Omaha, Inc, entered into a definitive transaction agreement ( the "agreement") to acquire OMI. A tender offer to purchase all outstanding shares of OMI common stock, including the associated preferred stock purchase rights, at $29.25 net per share in cash, commenced on April 27, 2007. Under the terms of the agreement, OMI will be permitted to pay one dividend at a maximum rate of $0.15 per share, pro rated from April 1 to the closing of the tender offer. For more information on the proposed tender offer and merger, please refer to the Form 8-K filed by the Company on April 20, 2007 and the Schedule 14D-9 Solicitation/Recommendation Statement filed by the Company on April 27, 2007, each filed with the Securities and Exchange Commission.

     The closing of our announced acquisition of the Company is subject to a number of conditions, see Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q. The transaction, which is expected to close in mid-2007, is subject to a number of conditions and approvals that are not within our control, including the approval or tender by our stockholders, regulatory approvals and other customary closing conditions. Accordingly, there can be no assurance that such transaction will occur on the timetable currently contemplated, or at all.

     The announcement of the proposed merger could have an adverse effect on our revenue if customers do not enter into new agreements with OMI pending consummation of the planned merger. Current and prospective customers could be reluctant to enter into new agreements related to the provision of our services due to the potential uncertainty about the post-merger ownership and management of our fleet. The uncertainty surrounding the proposed merger may also cause employee turnover.

     There are no other material changes from the risk factors previously disclosed in the Company’s December 31, 2006 Annual Report on Form 10-K.

Item 2 - Changes in Securities and Use of Proceeds

     Stock Repurchases

     The following table shows the monthly 2007 stock repurchase activity:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			As Part of	May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share	or Program	Programs

January 2007	540,000	20.77	540,000	6,903,762 (a)

(a)	Remaining shares represents the remaining dollar amount authorized and the average purchase price in the related month.

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

OMI CORPORATION

(REGISTRANT)

Date:	May 9, 2007	By:	/s/Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chairman of the Board and
Chief Executive Officer

Date:	May 9, 2007	By:	/s/Kathleen C. Haines
Kathleen C. Haines
Senior Vice President,
Chief Financial Officer
and Treasurer